Form 10-Q
period 1996-03-31
SPECTRALINK CORP
filed 1996-05-09
CIK 894268

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10 - QSB


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                      or

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from _________ to _________


                        Commission file number 0-28180
                                               -------


                            SPECTRALINK CORPORATION
              (Exact name of registrant as specified in charter)

               Delaware                                84-1141188
(State or other jurisdiction of incorporation          (I.R.S. Employer
 or organization)                                      Identification Number)



1650 38th Street, Suite 202E, Boulder, Colorado        80301
(Address of principal executive office)                (Zip code)

                                 303-440-5330
                          (Issuer's telephone number)

                                     N.A.
  (Former name, former address and former fiscal year, if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes____ No__X__
                                                -

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years: N.A.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes_____ No____   N.A.

Applicable only to corporate issuers:
As of April 26, 1996 there were outstanding 18,315,718 shares of SpectraLink Corporation Common Stock - par value $.01.

Transitional Small Business Disclosure Format (check one):  Yes_____No__X__

                                     SPECTRALINK CORPORATION
                                              INDEX


Part I         Financial Information                                              Page

     Item 1    Financial Statements

               Balance Sheets at
               Quarter ended March 31, 1996 and year ended December 31, 1995        3

               Statements of Earnings
               Quarters ended March 31, 1996 and 1995                               5

               Statements of Cash Flows
               Quarters ended March 31, 1996 and 1995                               6

               Notes to Financial Statements                                        7

     Item 2    Management's Discussion and Analysis of  Financial Condition and
               Results of Operations                                                8


Cautionary Statement pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995                                   10


Part II        Other Information

  Item 4       Submission of Matters to a Vote of Security Holders                 11

                            SPECTRALINK CORPORATION
                                BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS

                                                  MARCH 31,       DECEMBER 31,
                                                    1996             1995
                                                 -----------      ------------
                                                 (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                       $    2,153       $     1,729
 Short-term investments                                  25               524
 Trade accounts receivable, net of                    5,556             4,285
  allowance of approximately $254
  at March 31, 1996 and $225 at
  December 31, 1996, respectively,
  for uncollectible accounts
 Inventory                                            2,073             2,239
 Deferred offering costs                                200                --
 Other                                                   70               117
                                                 -----------      ------------
    Total current assets                             10,077             8,894
                                                 -----------      ------------

PROPERTY AND EQUIPMENT, at cost:                      2,421             2,258
 Less--Accumulated depreciation                      (1,283)           (1,176)
                                                 -----------      ------------
                                                      1,138             1,082
                                                 -----------      ------------
OTHER                                                    53                50
                                                 -----------      ------------
TOTAL ASSETS                                     $   11,268       $    10,026
                                                 ===========      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                $      343       $       428
 Accrued payroll and employee benefits                  786               593
 Accrued warranty expenses                              219               184
 Other accrued expenses                                 457               380
 Current portion of long-term debt                      189               118
                                                 -----------      ------------
      Total current liabilities                       1,994             1,703
LONG-TERM DEBT, net of current portion                  500               319
                                                 -----------      ------------
      Total liabilities                               2,494             2,022
                                                 -----------      ------------
STOCKHOLDERS' EQUITY:
 Convertible preferred stock                             75                75
 Common stock                                            39                38
 Additional paid-in capital                          20,440            20,430
 Accumulated deficit                                (11,780)          (12,539)
                                                 -----------      ------------
TOTAL STOCKHOLDERS' EQUITY                            8,774             8,004
                                                 -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   11,268       $    10,026
                                                 ===========      ============

                       See notes to financial statements

                            SPECTRALINK CORPORATION
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                               QUARTER ENDED    QUARTER ENDED
                                               MARCH 31, 1996   MARCH 31, 1995
                                               --------------   --------------
NET SALES                                      $      5,551     $      3,339
COST OF SALES                                         2,283            1,642
                                               --------------   --------------
 Gross profit                                         3,268            1,697
                                               --------------   --------------
OPERATING EXPENSES
 Research and development                               549              485
 Marketing and selling                                1,603              961
 General and administrative                             337              181
                                               --------------   --------------
    Total operating expenses                          2,489            1,627
                                               --------------   --------------
INCOME FROM OPERATIONS                                  779               70
INVESTMENT INCOME AND OTHER, net                         20               42
                                               --------------   --------------
INCOME BEFORE INCOME TAXES                              799              112
INCOME TAX EXPENSE                                       40                1
                                               --------------   --------------
NET INCOME                                     $        759     $        111
                                               ==============   ==============
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE                              $       0.05     $       0.01
                                               ==============   ==============
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                       15,900           15,670
                                               ==============   ==============

                       See notes to financial statements

                           SPECTRALINK CORPORATION
                            STATEMENT OF CASH FLOWS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                               QUARTER ENDED     QUARTER ENDED
                                              MARCH 31, 1996    MARCH 31, 1995
                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $         759     $        111
 Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                       107                1
    Changes in assets and liabilities
      Increase in accounts receivable, net           (1,271)            (847)
      Increase (decrease) in inventory                  166             (255)
      (Decrease) increase in other assets              (156)              85
      Increase in accounts payable                      (85)            (153)
      Increase (decrease) in other accrued
       liabilities                                      305              (28)
                                              --------------    --------------
      Net cash used in operating activities            (175)          (1,086)
                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                   (163)             (93)
 Maturity of short-term investments                     499            2,000
                                              --------------    --------------
    Net cash provided by investing
     activities                                         336            1,907
                                              --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit and notes
  payable                                               275               --
 Repayments on line of credit and notes
  payable                                                (5)              --
 Payments on capital lease obligations                  (18)             (20)
 Proceeds from exercise of incentive common
  stock options                                          11               12
                                              --------------    --------------
    Net cash provided by (used in)
     financing activities                               263               (8)
                                              --------------    --------------
INCREASE IN CASH AND CASH EQUIVALENTS                   424               813
CASH AND CASH EQUIVALENTS, beginning of
 period                                               1,729               140
                                              --------------    --------------
CASH AND CASH EQUIVALENTS, end of period      $       2,153     $         953
                                              ==============    ==============

                       See notes to financial statements

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying financial statements as of March 31, 1996 and 1995 and for the quarters then ended have been prepared from the books and records of the Company and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 presented in the Company's Prospectus dated April 26, 1996 relating to its Registration Statement on Form SB-2. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

2.  Subsequent Event - Initial Public Offering

    On May 1, 1996 the Company received $24,924,000 in proceeds from a public offering of 3,350,000 shares of common stock. Approximately $900,000 of the proceeds will be used to cover the expenses of the public offering and to pay off the equipment purchase line of credit. The remaining funds will be invested primarily in investment-grade debt securities. Concurrent with the closing of the offering, all outstanding shares of preferred stock were automatically converted to common stock at a ratio of one (1) share of preferred stock to one and a half (1.5) shares of common stock. Subsequent to the completion of the offering, the Company had 18,315,718 shares of common stock outstanding.

3.  Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 1996 and December 31, 1995 consisted of the following:

                                                   1996      1995
                                                  ------    ------
Raw materials                                      1,413     1,413
Work in process                                       14        11
Finished Goods                                       646       815
                                                  ------    ------
                                                   2,073     2,239
                                                  ======    ======

4.  Debt

Long-term debt at March 31, 1996 and December 31, 1995 consisted of the following:

                                                   1996      1995
                                                  ------    ------
Line of credit to purchase equipment              $  488    $-----
Note payable to lessor                               115       334
Capital lease obligations on leases
 to finance equipment                                 85       102
                                                  ------    ------
                                                     689       437
Less ---- current portion                           (189)     (118)
                                                  ------    ------
                                                  $  500    $  319
                                                  ======    ======

5.  Net Income per Common and Common Equivalent Share

Net income per common and common equivalent share has been computed using the weighted average number of shares of common stock, common equivalent shares from the convertible preferred stock (using the if converted method at date of issuance ) and common stock equivalent shares from stock options and warrants outstanding (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices significantly below the assumed public offering price during the twelve month period prior to the offering date (using the treasury stock method) have been included in the calculation as if they were outstanding for all years presented.

                               PART I  -  ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            SPECTRALINK CORPORATION

OVERVIEW

   SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June 1992, and has subsequently shipped over 1,040 systems and over 23,600 phones. SpectraLink's primary sales efforts are currently focused on hospital, nursing homes, retail stores, distribution centers, manufacturing facilities, and corporate offices. SpectraLink sells its systems in the United States and Canada through its direct sales force, telecommunications equipment distributors, and specialty dealers.

Since inception, the Company has expended considerable effort and resources developing its wireless telephone systems, building its direct and indirect
channels of distribution, and managing the effects of rapid growth.   This rapid
growth has required it to significantly increase the scale of its operations, including the hiring of additional personnel in all functional areas, and has resulted in significantly higher operating expenses. The Company anticipates that its operating expenses will continue to increase.

RESULTS OF OPERATIONS

The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.


                            Quarter Ended March 31,

                                                     1996           1995

      Statement of Operations Data:
      Net Sales                                     100.0%         100.0%
      Cost of Sales                                  41.1%          49.2%
      Gross Profit                                   58.9%          50.8%

      Operating Expenses:
       Research and Development                       9.9%          14.5%
       Marketing and Selling                         28.9%          28.8%
       General and Administrative                     6.1%           5.4%

      Total Operating Expenses                       44.8%          48.7%
      Income from Operations                         14.0%           2.1%
      Investment income and other, net                 .4%           1.3%
      Income Before Income Taxes                     14.4%           3.4%
      Income Tax Expense                               .7%            .1%
      Net Income                                     13.7%           3.3%

                            SPECTRALINK CORPORATION
                    QUARTERS ENDED MARCH 31, 1995 AND 1996

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased by 66% to $5,551,000 for the first quarter 1996 from $3,339,000 in the first quarter 1995. This increase was predominantly due to the growing acceptance of SpectraLink systems in the marketplace.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. Gross profit increased by 93% to $3,268,000 in the first quarter 1996 from $1,697,000 in the first quarter 1995. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 58.9% in the first quarter 1996 from 50.8% in the first quarter 1995 primarily due to decreasing unit material, labor, and overhead costs. The lower unit material costs were due to improved pricing, increased component integration, and quantity discounts. The lower unit labor costs were due to an improved manufacturing process resulting in better through-put per direct labor hour. The lower unit overhead costs were primarily a result of increased volume. Unit service costs improved from the first quarter 1995 to the first quarter 1996 as a result of improved product design enhancing reliability.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 13% to $549,000 in the first quarter 1996 from $485,000 in the first quarter 1995, representing 9.9% and 14.5%, respectively, of net sales. Research and development expenses in the first quarter 1995 were associated with the introduction of a new generation of pocket telephone and the Series 150 system. In the first quarter 1996, the Company's research and development efforts were concentrated primarily on new product development, improvements to existing products, and manufacturing process improvements. The Company intends to increase its dollar spending on research and development.

Marketing and Selling. Sales and Marketing expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 66.9% to $1,603,000 in the first quarter 1996 from $961,000 in the first quarter 1995, representing 28.9% and 28.8%, respectively, of net sales. The increase in dollar expense was primarily due to adding sales and marketing personnel to increase sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, and human resources as well as legal and other professional services. General and administrative expenses increased by 86% to $337,000 in the first quarter 1996 from $181,000 in the first quarter 1995, representing 6.1% and 5.4%, respectively, of net sales. The increase in expense was primarily due to the cost of additional resources associated with the higher volume of production and sales and becoming a public company, as well as increasing the provision for bad debt expense due to higher sales and accounts receivable.

Investment Income and Other (Net). Investment income is the result of the Company's investment in money market and short-term government securities. Other income is generated primarily from purchase discounts. The decrease in this category from 1995 to 1996 was primarily due to interest expense on borrowings by the Company against its credit facilities. The Company expects interest income to increase substantially in subsequent quarters due to the investment activities associated with net proceeds of approximately $24 million dollars from the public offering completed on May 1, 1996.

Income Tax. The Company has available tax loss carryforwards to offset estimated 1996 taxable income. The Company's tax provision in 1996 consists of an accrual for state and federal alternative minimum taxes estimated at 5% of net income.

The Company's operating expenses are based in part on its expectations of future sales, and the Company's expense levels are generally committed in advance of sales. The Company currently plans to continue to expand and increase its operating expenses in an effort to generate and support additional future revenue. If sales do not materialize in a quarter as expected, the Company's results of operations for that quarter would be adversely affected. Net income may be disproportionately affected by a reduction of revenues because only a small portion of the Company's expenses vary with its revenue.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its operations primarily through private sales of equity securities, raising a total of $20,100,000 between June 1990 and November 1993. The Company also has a credit facility with Silicon Valley Bank consisting of a revolving line of credit and equipment purchase line. The maximum that can be borrowed against the revolving line of credit is the lesser of $1,250,000 or 75% of eligible accounts receivable. The interest rate is 0.5% over prime. The maximum allowed to be borrowed on the equipment purchase is the lesser of $750,000 or 100% of eligible equipment. The interest rate on the equipment purchase line is 2.0% over prime. Loan covenants for the credit facility provide certain financial restrictions relating to liquidity, leverage, net worth, profitability, debt service, dividend payments, and stock repurchases. Outstanding amounts under the equipment purchase line of the credit facility convert to a term loan on August 7, 1996. The Company has not borrowed against the revolving line of credit, but as of March 31, 1996, had borrowed and outstanding $488,000 against the equipment purchase line. This debt was paid off on May 2, 1996 with proceeds from the public offering (see Subsequent Event).

    Operating activities used net cash of $1,086,000 and $175,000 in first
quarter 1995 and first quarter 1996, respectively.   From March 31, 1995 to
March 31, 1996, accounts receivable increased by $1,914,000 while inventory increased by $297,000. These increases were primarily due to higher net sales as compared to the corresponding prior period. Investing activities consisted of equipment acquisitions mainly for engineering, manufacturing, computer and phone equipment of $93,000 in the first quarter 1995 and $164,000 in first quarter 1996. There were no purchases of short-term investments in first quarter of 1995 or 1996. Short-term investments of $2,000,000 matured in first quarter 1995 and $499,000 matured in first quarter 1996. Financing activities included proceeds from the exercise of incentive stock options of common stock of $12,000 in the first quarter of 1995 and of $11,000 in first quarter 1996. It also includes net borrowing from a bank line of credit of $270,000 in first quarter 1996 and payments on capital lease obligations of $20,000 in first quarter 1995 and $18,000 in first quarter 1996.

    As of March 31, 1996, the Company had working capital of $8,080,000 compared to $7,191,000 as of December 31, 1995. Working capital as of March 31, 1996 included $2,178,000, $5,556,000 and $2,073,000 in cash and short-term investments, accounts receivable and inventory, respectively. As of March 31, 1996, the Company's current ratio (ratio of current assets to current liabilities) was 5.1:1, compared with a current ratio of 5.2:1 as of December 31, 1995.

    The Company believes that cash generated from operations, amounts available under its credit facility and the net proceeds to the Company of the common stock offering (completed on May 1, 1996) will be sufficient to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for at least the immediate future.

SUBSEQUENT EVENT

    On May 1, 1996 the Company received $24,924,000 in proceeds from a public offering of 3,350,000 shares of common stock. Approximately $900,000 of the proceeds will be used to cover the expenses of the public offering and to pay off the equipment purchase line of credit. The remaining funds will be invested primarily in investment-grade debt securities. Concurrent with the closing of the offering, all outstanding shares of preferred stock were automatically converted to common stock at a ratio of one (1) share of preferred stock to one and a half (1.5) shares of common stock. Subsequent to the completion of the offering, the Company had 18,315,718 shares of common stock outstanding.

    CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                       SECURITIES LITIGATION ACT OF 1995
                            SPECTRALINK CORPORATION


    This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluation such statements, investors should specifically consider the various factors which could cause actual results to differ materially from those indicated in such forward-looking statements. The most important factors that could cause actual results to differ from those expressed in the forward-looking statements include, but are not limited to the following:

     * The failure of the market for on-premises wireless telephone systems to grow or to grow as quickly as the Company anticipates.

     * The intensely competitive nature of the wireless communications industry.

     * The ability of the Company's distributors to develop and execute effective marketing and sales strategies.

     * The Company's reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process.

     * The risk of business interruption arising from the Company's dependence on a single manufacturing facility.

     *  The Company's dependence on a single product line.

     *  The Company's ability to manage potential expansion of operations.

     *  The Company's ability to attract and retain key personnel.

     * The Company's ability to respond to rapid technological changes within the on-premises wireless telephone industry.

     *  Changes in rules and regulations of the Federal Communications
        Commission.

     *  The Company's ability to protect its intellectual property rights.

     *  Changes in economic conditions affecting the Company's customers.

                          PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders


        A special meeting of the shareholders of the Company's predecessor Colorado corporation was held on February 26, 1996. The first matter voted upon at the meeting was the merger of such corporation into the Company (such corporation's wholly-owned subsidiary) for the purpose of reincorporating in Delaware. The second matter voted upon at the meeting was the approval of an amendment and restatement of the Company's Stock Option Plan. The number of votes cast for each such matter was 14,596,892 and there were no votes withheld, no abstentions and no broker non-votes with respect to either matter.

        On March 19, 1996, the stockholders of the Company acted by written consent to approve the Company's Employee Stock Purchase Plan. Pursuant to the consent, 14,441,737 votes were cast for such approval. The remaining stockholders of the Company were given notice of such action in accordance with
Section 228 (d) of the General Corporation Law of the State of Delaware.

                            SPECTRALINK CORPORATION
                                  SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        SPECTRALINK CORPORATION


Date:  May 8, 1996                       By: /s/ WILLIAM R. MANSFIELD
                                         ----------------------------
                                         William R. Mansfield,
                                         Vice-President - Administration,
                                         Chief Financial Officer and Secretary
                                         (on behalf of the Registrant and as
                                         Principal Financial and Accounting
                                         Officer)