Form 10QSB
period 1996-06-30
SPECTRALINK CORP
filed 1996-08-12
CIK 894268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10 - QSB


      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       or

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from           to
                                            ---------    ---------

                         Commission file number 0-28180
                                                -------

                            SPECTRALINK CORPORATION
               (Exact name of registrant as specified in charter)

          Delaware                                              84-1141188
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


1650 38th Street, Suite 202E, Boulder, Colorado                    80301
(Address of principal executive office)                          (Zip code)

                                  303-440-5330
                          (Issuer's telephone number)

                                      N.A.
   (Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years: N.A.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      No       N.A.
                           ---     ---

Applicable only to corporate issuers:
As of June 30, 1996 there were outstanding 18,915,366 shares of SpectraLink Corporation Common Stock - par value $.01.
Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                            SPECTRALINK CORPORATION
                                     INDEX


Part I     Financial Information                                           Page
  Item 1   Financial Statements

           Balance Sheets at
           Quarter ended June 30, 1996 and year ended December 31, 1995       3

           Statements of Operations
           Three months and six months ended June 30, 1996 and 1995           4

           Statements of Cash Flows
           Six months ended June 30, 1996 and 1995                            5

           Notes to Financial Statements                                      6

  Item 2   Management's Discussion and Analysis of  Financial Condition
           and Results of Operations                                          8


Cautionary Statement pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995                             11


Part II    Other Information

           Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

           27  Financial Data Schedule

           (b)  Form 8-K

           None.

                            SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                     JUNE 30,               DECEMBER 31,
                                                                                       1996                     1995
                                                                                   -----------              ------------
                                                                                   (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $    13,192               $    1,729
   Short-term investments                                                               16,820                      524
   Trade accounts receivable, net of allowance of approximately
     $262 at June 30, 1996 and $225 at December 31, 1995, respectively,
     for uncollectible accounts                                                          5,434                    4,285
   Inventory                                                                             2,273                    2,239
   Other                                                                                   454                      117
                                                                                   -----------               ----------
        Total current assets                                                            38,173                    8,894
                                                                                   -----------               ----------
PROPERTY AND EQUIPMENT, at cost:                                                         2,893                    2,258
   Less  - Accumulated depreciation                                                     (1,296)                  (1,176)
                                                                                   -----------               ----------
                                                                                         1,596                    1,082
                                                                                   -----------               ----------
OTHER                                                                                       37                       50
                                                                                   -----------               ----------
TOTAL ASSETS                                                                       $    39,806               $   10,026
                                                                                   ============              ==========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $       316               $      428
   Accrued payroll, commissions, and employee benefits                                     904                      593
   Accrued warranty expenses                                                               274                      184
   Other accrued expenses                                                                  517                      380
   Current portion of long-term debt                                                        89                      118
                                                                                   -----------               ----------
        Total current liabilities                                                        2,100                    1,703
LONG-TERM DEBT, net of current portion                                                      89                      319
                                                                                   -----------               ----------
        Total liabilities                                                                2,189                    2,022
                                                                                   -----------               ----------
STOCKHOLDERS' EQUITY:
   Convertible preferred stock                                                               0                       75
   Common stock                                                                            189                       38
   Additional paid-in capital                                                           47,923                   20,430
   Accumulated deficit                                                                 (10,495)                 (12,539)
                                                                                   -----------               ----------
TOTAL STOCKHOLDERS' EQUITY                                                              37,617                    8,004
                                                                                   -----------               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    39,806               $   10,026
                                                                                   ===========               ==========

                            SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     ------------------------------    ------------------------------
                                                     JUNE 30, 1996    JUNE 30, 1995    JUNE 30, 1996    JUNE 30, 1995
                                                     -------------    -------------    -------------    -------------
NET SALES                                               $   6,210       $    3,940      $    11,761       $    7,279
COST OF SALES                                               2,209            2,032            4,492            3,674
                                                        ---------       ----------      -----------       ----------
    Gross profit                                            4,001            1,908            7,269            3,605

OPERATING EXPENSES
    Research and development                                  804              460            1,353              945
    Marketing and selling                                   1,740            1,092            3,343            2,053
    General and administrative                                370              242              707              423
                                                        ---------       ----------      -----------       ----------
       Total operating expenses                             2,914            1,794            5,403            3,421
                                                        ---------       ----------      -----------       ----------
INCOME FROM OPERATIONS                                      1,087              114            1,866              184
INVESTMENT INCOME AND OTHER, net                              266               33              286               75
                                                        ---------       ----------      -----------       ----------
INCOME BEFORE INCOME TAXES                                  1,353              147            2,152              259
INCOME TAX EXPENSE                                             68                4              108                5
                                                        ---------       ----------      -----------       ----------
NET INCOME                                              $   1,285       $      143      $     2,044       $      254
                                                        =========       ==========      ===========       ==========
NET INCOME PER COMMON AND COMMON
EQUIVALENT SHARES                                       $    0.07       $     0.01      $      0.12       $     0.02
                                                        =========       ==========      ===========       ==========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                                         18,590           15,630           17,250           15,630
                                                        =========       ==========      ===========       ==========

                            SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                                JUNE 30, 1996          JUNE 30, 1995
                                                                             ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                                               $   2,044            $       254
   Adjustments to reconcile net income to net cash  used in
     operating activities:
       Depreciation and amortization                                                      278                    108
       Changes in assets and liabilities
         Increase in accounts receivable, net                                          (1,149)                   (45)
         Increase in inventory                                                            (34)                  (306)
         (Increase) decrease in other assets                                             (324)                   108
         Decrease in accounts payable                                                    (111)                   (52)
         Increase in other accrued liabilities                                            537                     30
                                                                                    ---------            -----------
         Net cash provided by operating activities                                      1,241                     96

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (793)                  (249)
   Purchases of short-term investments                                                (16,296)                     -
   Maturity of short-term investments                                                       -                  2,000
                                                                                    ---------            -----------
       Net cash provided by (used in) investing activities                            (17,089)                 1,751

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit and notes payable                                         275                      -
   Repayments on line of credit and notes payable                                        (499)                     -
   Payments on capital lease obligations                                                  (35)                   (34)
   Proceeds from exercise of incentive common stock options                                54                     13
   Proceeds from issuance of common stock, net of expenses                             27,515                      -
                                                                                    ---------            -----------
       Net cash provided by (used in) financing activities                             27,310                    (20)
                                                                                    ---------            -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                  11,463                  1,827
CASH AND CASH EQUIVALENTS, beginning of period                                          1,729                    140
                                                                                    ---------            -----------
CASH AND CASH EQUIVALENTS, end of period                                            $  13,192            $    1, 968
                                                                                    =========            ===========

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                   UNAUDITED
1.  Basis of Presentation

The accompanying financial statements as of June 30, 1996 and 1995 and for the quarters then ended have been prepared from the books and records of the Company and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

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

2.  Initial Public Offering

On May 1, 1996 the Company received $24,924,000 in proceeds from an initial public offering of 3,350,000 shares of common stock. Approximately $937,000 of the proceeds were used to cover the expenses of the public offering and $488,000 to pay off the equipment purchase line of credit. The remaining funds were invested primarily in investment- grade debt securities. Concurrent with the closing of the offering, (a) all outstanding shares of preferred stock were automatically converted to common stock at a ratio of one (1) share of preferred stock to one and a half (1.5) shares of common stock and (b) all outstanding warrants converted into shares of common stock. On May 20, 1996, the IPO underwriters exercised their option to purchase an additional 455,100 shares from the Company for $3,386,000; the Company also invested these proceeds in investment grade securities. The Company intends to use the proceeds from the public offering to fund capital expenditures, provide adequate working capital, and finance the Company's expansion for at least the immediate future.

3.  Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories at June 30, 1996 and December 31, 1995 consisted of the following:

                                                                   1996             1995
                                                                   ----             ----
                                                              Unaudited
                                                              ---------
Raw materials                                                   $ 1,256          $ 1,413
Work in process                                                       5               11
Finished Goods                                                    1,012              815
                                                                -------          -------
                                                                $ 2,273          $ 2,239
                                                                =======          =======

4.  Debt

Long-term debt at June 30, 1996 and December 31, 1995 consisted of the following:

                                                                   1996             1995
                                                                   ----             ----
                                                              Unaudited
                                                              ---------
Note payable to lessor and other                                  $ 110            $ 334
Capital lease obligations on leases to finance equipment             68              102
                                                                  -----            -----
                                                                    178              437
Less ---- current portion                                           (89)            (118)
                                                                  -----            -----
                                                                  $  89            $ 319
                                                                  =====            =====

The note payable to lessor was paid off on July 1, 1996.

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                   UNAUDITED

5.  Net Income per Common and Common Equivalent Share

Net income per common and common equivalent share has been computed using the weighted average number of shares of common stock, common equivalent shares from the convertible preferred stock (using the if converted method at date of issuance ) and common stock equivalent shares from stock options and warrants outstanding (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices significantly below the assumed public offering price during the twelve month period prior to the proposed offering date (using the treasury stock method) have been included in the calculation as if they were outstanding for all periods presented.

                               PART I  -  ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            SPECTRALINK CORPORATION

OVERVIEW

      SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June of 1992. SpectraLink's primary sales efforts are currently focused on hospitals, nursing homes, retail stores, distribution centers, manufacturing facilities, and corporate offices. SpectraLink sells its systems in the United States and Canada through its direct sales force, telecommunications equipment distributors, and specialty dealers.

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

==================================================================================================================
                                                       Three Months Ended June 30,       Six Months Ended June 30,
==================================================================================================================
                                                         1996              1995            1996             1995
- ------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
- ------------------------------------------------------------------------------------------------------------------
Net Sales                                               100.0%            100.0%           100.0%           100.0%
- ------------------------------------------------------------------------------------------------------------------
Cost of Sales                                            35.6%             51.6%            38.2%            50.5%
- ------------------------------------------------------------------------------------------------------------------
Gross Profit                                             64.4%             48.4%            61.8%            49.5%
- ------------------------------------------------------------------------------------------------------------------
Operating Expenses:
- ------------------------------------------------------------------------------------------------------------------
  Research and Development                               12.9%             11.7%            11.5%            13.0%
- ------------------------------------------------------------------------------------------------------------------
  Marketing and Selling                                  28.0%             27.7%            28.4%            28.2%
- ------------------------------------------------------------------------------------------------------------------
  General and Administrative                              6.0%              6.1%             6.0%             5.8%
- ------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                 46.9%             45.5%            45.9%            47.0%
- ------------------------------------------------------------------------------------------------------------------
Income from Operations                                   17.5%              2.9%            15.9%             2.5%
- ------------------------------------------------------------------------------------------------------------------
Investment Income and Other, net                          4.3%              0.8%             2.4%             1.0%
- ------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                               21.8%              3.7%            18.3%             3.6%
- ------------------------------------------------------------------------------------------------------------------
Income Tax Expense                                        1.1%              0.1%              .9%             0.1%
- ------------------------------------------------------------------------------------------------------------------
Net Income                                               20.7%              3.6%            17.4%             3.5%
- ------------------------------------------------------------------------------------------------------------------

                            SPECTRALINK CORPORATION
             QUARTERS AND SIX MONTHS ENDED JUNE 30, 1995 AND  1996

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on- premises telephone systems. Net sales increased by 58% to $6,210,000 for the second quarter 1996 from $3,940,000 in the second quarter 1995. Net sales for the six months ended June 30, 1996 increased by 62% to $11,761,000 from $7,279,000 for the comparable six months in 1995. These increases were predominantly due to the growing acceptance of SpectraLink systems in the marketplace.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. Gross profit increased by 110% to $4,001,000 in the second quarter 1996 from $1,908,000 in the second quarter 1995. For the six months ended June 30, 1996 gross profit increased by 102% to $7,269,000 from $3,605,000 for the same period last year. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 64.4% in the second quarter 1996 from 48.4% in the second quarter 1995. For the six months ended June 30, 1996 gross profit margin increased to 61.8% from 49.5% in the same period last year. The increase in gross profit margins for both periods was primarily due to decreasing unit material, labor, and overhead costs. The lower unit material costs were due to improved pricing, increased component integration, and quantity discounts. The lower unit labor costs were due to an improved manufacturing process resulting in better through-put per direct labor hour. The lower unit overhead costs were primarily a result of increased volume. Unit service costs improved for both periods as a result of product design improvements that enhanced reliability.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 75% to $804,000 in the second quarter 1996 from $460,000 in the second quarter 1995, representing 12.9% and 11.7%, respectively, of net sales. For the six months ended June 30, 1996 research and development increased by 43% to $1,353,000 from $945,000 for the same period last year. Research and development expenses in the six months ended June 30, 1995 were associated with the introduction of a new generation of pocket telephone and the Series 150 system. In the six months ended June 30, 1996, the Company's research and development efforts were concentrated primarily on new product development, improvements to existing products, and manufacturing process improvements. The Company expects to increase its dollar spending on research and development for the fiscal year 1996.

Marketing and Selling. Marketing and Selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 59% to $1,740,000 in the second quarter 1996 from $1,092,000 in the second quarter 1995, representing 28.0% and 27.7%, respectively, of net sales. For the six months ended June 30, 1996 sales and marketing expenses increased by 63% to $3,343,000 from $2,053,000 for the same period last year, representing 28.4% and 28.2% , respectively, of net sales. These increases in dollar expense for both periods were primarily due to adding sales and marketing personnel to increase sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, and human resources as well as legal and other professional services. General and administrative expenses increased by 53% to $370,000 in the second quarter 1996 from $242,000 in the second quarter 1995, representing 6.0% and 6.1%, respectively, of net sales. For the six months ended June 30, 1996 general and administrative expenses increased by 67% to $707,000 from $423,000 for the same period last year, representing 6.0% and 5.8% , respectively, of net sales. The increases in expenses were primarily associated with the higher volume of production and sales and with becoming a public company.

Investment Income and Other (Net). Investment income is the result of the Company's investment in money market, investment-grade debt securities, and short-term government securities. Other income is generated primarily from purchase discounts. The increase in this category from 1995 to 1996 was primarily due to interest income from investment activities associated with net proceeds of approximately $27 million dollars from the public offering completed in May, 1996.

                            SPECTRALINK CORPORATION
             QUARTERS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996

Income Tax. The Company has available tax loss carryforwards to offset estimated 1996 taxable income. The Company's tax provision in 1996 consists of an accrual for state and federal alternative minimum taxes estimated at 5% of income before taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

       Since its inception, the Company has financed its operations primarily through private sales of equity securities, raising a total of $20,100,000 between June 1990 and November 1993. On May 2, 1996 the Company paid off its credit facility with Silicon Valley Bank of approximately $488,000 with proceeds from the public offering (see Initial Public Offering).

       Operating activities provided net cash of $1,241,000 and $96,000 in the six months ended June 30, 1996 and June 30, 1995, respectively. From June
30, 1995 to June 30, 1996, accounts receivable increased by $2,594,000 while inventory increased by $446,000. These increases were primarily due to higher net sales as compared to the corresponding prior period. Investing activities consisted of equipment acquisitions mainly for engineering, manufacturing, computer and phone equipment of $793,000 in the six months ended June 30, 1996 and $249,000 in the six months ended June 30, 1995. Short-term investment purchases in the six months ended June 30, 1996 were $16,296,000, compared to none for the six month period ended June 30, 1995. No short-term investments matured in the six months ended June 30, 1996 and $2,000,000 matured in the six months ended June 30, 1995. In the six months ended June 30, 1996 the financing activities consisted of net proceeds from the IPO of $27,515,000 and from the exercise of stock options of $54,000. Financing activities included the proceeds from the exercise of stock options of $13,000 in the six months ended June 30, 1995. In the six months ended June 30, 1996, the bank line of credit was paid off entirely, resulting in a net repayment of $224,000. There were also payments on capital lease obligations of $35,000 in the six months ended June 30, 1996 and $34,000 in the six months ended June 30, 1995.

       As of June 30, 1996, the Company had working capital of $36,073,000 compared to $7,191,000 as of December 31, 1995. Working capital as of June 30, 1996 included $30,012,000 in cash and short-term investments, $5,434,000 in accounts receivable and $2,273,000 in inventory. As of June 30, 1996, the Company's current ratio (ratio of current assets to current liabilities) was 18.2:1, compared with a current ratio of 5.2:1 as of December 31, 1995.

       The Company believes that cash generated from operations and the net proceeds to the Company of the initial public offering will be sufficient to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for at least the immediate future.

INITIAL PUBLIC OFFERING

       On May 1, 1996 the Company received $24,924,000 in proceeds from a public offering of 3,350,000 shares of common stock. Of the proceeds, approximately $937,000 were used to cover the expenses of the initial public offering and an additional $488,000 to pay off the equipment purchase line of credit. The remaining funds were invested primarily in investment-grade debt securities. Concurrent with the closing of the offering, (a) all outstanding shares of preferred stock were automatically converted to common stock at a ratio of one (1) share of preferred stock to one and a half (1.5) shares of common stock and (b) all outstanding warrants converted into shares of common stock. On May 20, 1996, the IPO underwriters exercised their option to purchase an additional 455,100 shares from the Company for $3,386,000; the Company also invested these proceeds in investment-grade securities. Subsequent to the completion of the offering and the underwriters' exercise of their overallotment option, the Company had 18,915,366 shares of common stock outstanding as of June 30, 1996.

    CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                         SECURITIES LITIGATION ACT OF
                         1995 SPECTRALINK CORPORATION


       This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors which could cause actual results to differ materially from those indicated in such forward-looking statements. The most important factors that could cause actual results to differ from those expressed in the forward- looking statements include, but are not limited to the following:

       o The failure of the market for on-premises wireless telephone systems to grow or to grow as quickly as the Company anticipates.

       o The intensely competitive nature of the wireless communications industry.

       o The ability of the Company's distributors to develop and execute effective marketing and sales strategies.

       o The Company's reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process.

       o The risk of business interruption arising from the Company's dependence on a single manufacturing facility.

       o   The Company's dependence on a single product line.

       o   The Company's ability to manage potential expansion of operations.

       o   The Company's ability to attract and retain key personnel.

       o The Company's ability to respond to rapid technological changes within the on-premises wireless telephone industry.

       o Changes in rules and regulations of the Federal Communications Commission.

       o   The Company's ability to protect its intellectual property rights.

       o   Changes in economic conditions affecting the Company's customers.

                            SPECTRALINK CORPORATION
                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SPECTRALINK CORPORATION


Date:  August 12, 1996         By:  /s/ WILLIAM R. MANSFIELD
                                   -----------------------------------
                                   William R. Mansfield,
                                   Vice-President - Administration,
                                   Chief Financial Officer and Secretary
                                   (on behalf of the Registrant and as Principal Financial and Accounting Officer)

                                EXHIBIT INDEX



EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------
  27                    Financial Data Schedule