Form 10QSB
period 1996-09-30
SPECTRALINK CORP
filed 1996-11-08
CIK 894268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10 - QSB


   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                       or

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from _________ to _________


                        Commission file number  0-28180
                                               ---------

                            SPECTRALINK CORPORATION
               (Exact name of registrant as specified in charter)


                  Delaware                               84-1141188
 (State or other jurisdiction of incorporation         (I.R.S. Employer
                or organization)                     Identification Number)


1650 38th Street, Suite 202E, Boulder, Colorado             80301
  (Address of principal executive office)                 (Zip code)


                                  303-440-5330
                           (Issuer's telephone number)

                                      N.A.
            (Former name, former address and former fiscal year,
                        if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years: N.A.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes     No      N.A.
                          -----   ----
Applicable only to corporate issuers:
As of September 30, 1996 there were outstanding 19,047,275 shares of SpectraLink Corporation Common Stock - par value $.01.
Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               -----  -----
                                       1

                            SPECTRALINK CORPORATION
                                     INDEX



Part I          Financial Information                                              Page

  Item 1        Financial Statements

                Balance Sheets at
                September 30, 1996 and year ended December 31, 1995                  3

                Statements of Operations
                Three months and nine months ended September 30, 1996 and 1995       4

                Statements of Cash Flows
                Nine months ended September 30, 1996 and 1995                        5

                Notes to Financial Statements                                        6

  Item 2        Management's Discussion and Analysis of  Financial Condition and
                Results of Operations                                                8


Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995                                    11

Part II         Other Information

  Item 6        Exhibits and Reports on Form 8-K


                (a)  Exhibits
                     27  Financial Data Schedule
                (b)  Form 8-K
                     None

                            SPECTRALINK CORPORATION
                                BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    ASSETS

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    1996               1995
                                                                                -------------       ------------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                                        $  8,126            $  1,729
 Short-term investments                                                             16,875                 524
 Trade accounts receivable, net of allowance of approximately
   $294 at September 30, 1996 and $225 at December 31, 1995, respectively,
   for uncollectible accounts                                                        4,915               4,285
 Inventory                                                                           3,351               2,239
 Other                                                                                 403                 117
                                                                                  --------            --------
 Total current assets                                                               33,670               8,894
                                                                                  --------            --------
LONG-TERM INVESTMENTS                                                                4,981                   0

PROPERTY AND EQUIPMENT, at cost:                                                     3,125               2,258
 Less  - Accumulated depreciation                                                   (1,479)             (1,176)
                                                                                  --------            --------
                                                                                     1,646               1,082
                                                                                  --------            --------
OTHER                                                                                   55                  50
                                                                                  --------            --------
TOTAL ASSETS                                                                      $ 40,352            $ 10,026
                                                                                  ========            =========
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                 $    406            $    428
 Accrued payroll, commissions, and employee benefits                                   718                 593
 Accrued warranty expenses                                                             328                 184
 Other accrued expenses                                                                597                 380
 Current portion of long-term debt                                                      49                 118
                                                                                  --------            --------
   Total current liabilities                                                         2,098               1,703
LONG-TERM DEBT, net of current portion                                                   0                 319
                                                                                  --------            --------
   Total liabilities                                                                 2,098               2,022
                                                                                  --------            --------
STOCKHOLDERS' EQUITY:
 Convertible preferred stock                                                             0                  75
 Common stock                                                                          190                  38
 Additional paid-in capital                                                         48,099              20,430
 Accumulated deficit                                                               (10,035)            (12,539)
                                                                                  --------            --------
TOTAL STOCKHOLDERS' EQUITY                                                          38,255               8,004
                                                                                  --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 40,352            $ 10,026
                                                                                  ========            ========

                                       3

                           SPECTRALINK CORPORATION
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                          ------------------                -----------------
                                     SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                    --------------   -------------     -------------   -------------
                                        1996             1995              1996            1995
                                        ----             ----              ----            ----
NET SALES                               $5,068          $ 4,457           $16,829        $11,736
COST OF SALES                            1,919            2,315             6,412          5,989
                                        ------          -------           -------        -------
  Gross profit                           3,149            2,142            10,417          5,747

OPERATING EXPENSES
  Research and development                 869              466             2,223          1,411
  Marketing and selling                  1,819            1,228             5,162          3,281
  General and administrative               456              247             1,162            670
                                        ------          -------           -------        -------
     Total operating expenses            3,144            1,941             8,547          5,362
                                        ------          -------           -------        -------
INCOME FROM OPERATIONS                       4              201             1,870            385
INVESTMENT INCOME AND OTHER, net           480               50               766            125
                                        ------          -------           -------        -------
INCOME BEFORE INCOME TAXES                 484              251             2,636            510
INCOME TAX EXPENSE                          24               14               132             19
                                        ------          -------           -------        -------
NET INCOME                              $  460          $   237           $ 2,504        $   491
                                        ======          =======           =======        =======
NET INCOME PER COMMON AND COMMON
EQUIVALENT SHARES                       $ 0.02          $  0.02           $  0.14        $  0.03
                                        ======          =======           =======        =======
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                             19,920           15,660            18,210         15,630
                                        ======          =======           =======        =======

                           SPECTRALINK CORPORATION
                           STATEMENTS OF CASH FLOWS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                NINE MONTHS ENDED      NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                                                ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  income (loss)                                                  $ 2,504                  $  491
 Adjustments to reconcile net income to net cash  used in
  operating activities:
    Depreciation and amortization                                        462                     209
    Gain on sale/disposal of assets                                      (31)                      0
    Changes in assets and liabilities
     Increase in accounts receivable, net                               (630)                 (1,492)
     Increase in inventory                                            (1,111)                   (141)
     (Increase) decrease in other assets                                (291)                    106
     Decrease in accounts payable                                        (22)                   (255)
     Increase in other accrued liabilities                               485                     138
                                                                     -------                  ------
    Net cash provided by (used in) operating activities                1,365                    (944)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                  (1,054)                   (501)
 Proceeds from disposal of property and equipment                         58                       0
 Purchases of investments                                            (22,332)                      0
 Maturity of investments                                               1,000                   2,751
                                                                     -------                  ------
   Net cash provided by (used in) investing activities               (22,328)                  2,250

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit and notes payable                          275                     213
 Repayments on line of credit and notes payable                         (610)                      -
 Payments on capital lease obligations                                   (53)                    (52)
 Proceeds from issuance of preferred stock                                 -                     125
 Proceeds from issuance of restricted common stock                         -                     100
 Proceeds from exercise of incentive common stock options                 63                      21
 Proceeds from issuance of common stock, net of expenses              27,684                       -
                                                                     -------                  ------
    Net cash provided by (used in) financing activities               27,360                     407
                                                                     -------                  ------
INCREASE IN CASH AND CASH EQUIVALENTS                                  6,397                   1,713
CASH AND CASH EQUIVALENTS, beginning of period                         1,729                     140
                                                                     -------                  ------
CASH AND CASH EQUIVALENTS, end of period                             $ 8,126                  $1,853
                                                                     =======                  ======

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   UNAUDITED
1.  Basis of Presentation

The accompanying financial statements as of September 30, 1996 and 1995 and for the quarters then ended have been prepared from the books and records of the Company and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

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

2.  Initial Public Offering

On May 1, 1996 the Company received $24,924,000 in proceeds from an initial public offering of 3,350,000 shares of common stock. Approximately $939,000 of the proceeds were used to cover the expenses of the public offering and $488,000 to pay off the equipment purchase line of credit. The remaining funds were invested in investment-grade debt securities. Concurrent with the closing of the offering, (a) all outstanding shares of preferred stock were automatically converted to common stock at a ratio of one (1) share of preferred stock to one and a half (1.5) shares of common stock and (b) all outstanding warrants converted into shares of common stock. On May 20, 1996, the IPO underwriters exercised their option to purchase an additional 455,100 shares from the Company for $3,386,000; the Company also invested these proceeds in investment-grade securities. The Company intends to use the proceeds from the public offering to fund capital expenditures, provide adequate working capital, and finance the Company's expansion for at least the immediate future.

3.  Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 1996 and December 31, 1995 consisted of the following:

                                                           1996          1995
                                                           ----          ----
                                                         Unaudited
                                                         ---------
Raw materials                                              $1,576        $1,413
Work in process                                                 7            11
Finished Goods                                              1,768           815
                                                           ------        ------
                                                           $3,351        $2,239
                                                           ======        ======


4.  Debt


Long-term debt at September 30, 1996 and December 31, 1995 consisted of the following:

                                                           1996       1995
                                                           ----       ----
                                                        Unaudited
                                                        ---------
Note payable to lessor and other                           $  0       $ 334
Capital lease obligations on leases to finance equipment     49         102
                                                           ----       -----
                                                             49         437
Less ---- current portion                                   (49)       (118)
                                                           ----       -----
                                                           $  0       $ 319
                                                           ====       =====

The note payable to lessor was paid off on July 1, 1996.

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                   Unaudited

5. Net Income per Common and Common Equivalent Share

Net income per common and common equivalent share has been computed using the weighted average number of shares of common stock, common equivalent shares from the convertible preferred stock (using the if converted method at date of issuance) and common stock equivalent shares from stock options and warrants outstanding (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices significantly below the assumed public offering price during the twelve month period prior to the proposed offering date (using the treasury stock method) have been included in the calculation as if they were outstanding for all periods presented.

6. On July 1, 1996 the Company issued 119,231 shares of common stock under the provisions of the Employee Stock Purchase Plan. For further information, see page 41 of the Company's Prospectus dated April 26, 1996 relating to its Registration Statement on Form SB-2.

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


----------------------------------------------------------------------------------------------
                                  Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
----------------------------------------------------------------------------------------------
                                     1996              1995             1996            1995
----------------------------------------------------------------------------------------------
Statement of Operations Data:
----------------------------------------------------------------------------------------------
Net Sales                            100.0%          100.0%            100.0%         100.0%
----------------------------------------------------------------------------------------------
Cost of Sales                         37.9%           51.9%             38.1%          51.0%
----------------------------------------------------------------------------------------------
Gross Profit                          62.1%           48.1%             61.9%          49.0%
----------------------------------------------------------------------------------------------
Operating Expenses:
----------------------------------------------------------------------------------------------
Research and Development              17.1%           10.5%             13.2%          12.0%
----------------------------------------------------------------------------------------------
Marketing and Selling                 35.9%           27.6%             30.7%          28.0%
----------------------------------------------------------------------------------------------
General and Administrative             9.0%            5.5%              6.9%           5.7%
----------------------------------------------------------------------------------------------
Total Operating Expenses              62.0%           43.5%             50.8%          45.7%
----------------------------------------------------------------------------------------------
Income from Operations                  .1%            4.5%             11.1%           3.3%
----------------------------------------------------------------------------------------------
Investment Income and Other, net       9.5%            1.1%              4.6%           1.1%
----------------------------------------------------------------------------------------------
Income Before Income Taxes             9.6%            5.6%             15.7%           4.3%
----------------------------------------------------------------------------------------------
Income Tax Expense                      .5%            0.3%               .8%           0.2%
----------------------------------------------------------------------------------------------
Net Income                             9.1%            5.3%             14.9%           4.2%
----------------------------------------------------------------------------------------------

                            SPECTRALINK CORPORATION
           QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased by 14% to $5,068,000 for the third quarter 1996 from $4,457,000 in the third quarter 1995. Net sales for the nine months ended September 30, 1996 increased by 43% to $16,829,000 from $11,736,000 for the comparable nine months in 1995. These increases were predominantly due to the growing acceptance of SpectraLink systems in the marketplace.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. Gross profit increased by 47% to $3,149,000 in the third quarter 1996 from $2,142,000 in the third quarter 1995. For the nine months ended September 30, 1996 gross profit increased by 81% to $10,417,000 from $5,747,000 for the same period last year. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 62.1% in the third quarter 1996 from 48.1% in the third quarter 1995. For the nine months ended September 30, 1996 gross profit margin increased to 61.9% from 49.0% in the same period last year. The increase in gross profit margins for both periods was primarily due to decreasing unit material, labor, and overhead costs. The lower unit material costs were due to improved pricing and quantity discounts. The lower unit labor costs were due to an improved manufacturing process resulting in better through-put per direct labor hour. The lower unit overhead costs were primarily a result of increased volume. Unit service costs improved for both periods as a result of product design improvements that enhanced reliability.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 86% to $869,000 in the third quarter 1996 from $466,000 in the third quarter 1995, representing 17.1% and 10.5%, respectively, of net sales. For the nine months ended September 30, 1996 research and development increased by 58% to $2,223,000 from $1,411,000 for the same period last year. Research and development expenses in the nine months ended September 30, 1995 were associated with the introduction of a new generation of pocket telephone and the Series 150 system. In the nine months ended September 30, 1996, the Company's research and development efforts were concentrated primarily on new product development, improvements to existing products, and manufacturing process improvements. The Company expects to increase its dollar spending on research and development for the fiscal year 1996.

Marketing and Selling. Marketing and Selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 48% to $1,819,000 in the third quarter 1996 from $1,228,000 in the third quarter 1995, representing 35.9% and 27.6%, respectively, of net sales. For the nine months ended September 30, 1996 sales and marketing expenses increased by 57% to $5,162,000 from $3,281,000 for the same period last year, representing 30.7% and 28.0%, respectively, of net sales. These increases in dollar expense for both periods were primarily due to adding sales and marketing personnel to increase sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, and human resources as well as legal and other professional services. General and administrative expenses increased by 85% to $456,000 in the third quarter 1996 from $247,000 in the third quarter 1995, representing 9.0% and 5.5%, respectively, of net sales. For the nine months ended September 30, 1996 general and administrative expenses increased by 73% to $1,162,000 from $670,000 for the same period last year, representing 6.9% and 5.7% , respectively, of net sales. The increases in expenses were primarily associated with the higher volume of production and sales and with becoming a public company.

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

                            SPECTRALINK CORPORATION
           QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

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

     Operating activities provided net cash of $1,365,000 and used net cash of ($944,000) in the nine months ended September 30, 1996 and September 30, 1995,
respectively.   From September 30, 1995 to September 30, 1996, accounts
receivable increased by $628,000 while inventory increased by $1,689,000.
These increases were primarily due to higher net sales as compared to the corresponding prior period. Investing activities included property, plant and equipment acquisitions of mainly manufacturing equipment, engineering equipment, computer equipment, and software of $1,054,000 in the nine months ended September 30, 1996. Property, plant and equipment acquisitions in the nine months ended September 30, 1995 consisted of manufacturing equipment, engineering equipment, and computer equipment and were $501,000. Investment purchases in the nine months ended September 30, 1996 were $22,332,000, compared to none for the nine month period ended September 30, 1995. Investments maturing in the nine months ended September 30, 1996 were $1,000,000 and $2,751,000 matured in the nine months ended September 30, 1995. In the nine months ended September 30, 1996 the financing activities consisted of net proceeds from the IPO of $27,380,000, proceeds from the issuance of stock under the provisions of the Employee Stock Purchase Plan of $304,000 and from the exercise of stock options of $63,000. Financing activities included the proceeds from the exercise of stock options of $121,000 and the exercise of preferred stock options of $125,000 in the nine months ended September 30, 1995. In the nine months ended September 30, 1996, the bank line of credit and note payable to lessor were paid off entirely, resulting in a net repayment of $335,000. There were also payments on capital lease obligations of $53,000 in the nine months ended September 30, 1996 and $52,000 in the nine months ended September 30, 1995.

     As of September 30, 1996, the Company had working capital of $31,572,000 compared to $7,191,000 as of December 31, 1995. Working capital as of September 30, 1996 included $25,001,000 in cash and short-term investments,
$4,915,000 in accounts receivable and $3,351,000 in inventory.   As of
September 30, 1996, the Company's current ratio (ratio of current assets to current liabilities) was 16.0:1, compared with a current ratio of 5.2:1 as of December 31, 1995. In addition the Company has $4,981,000 in long-term investments which have maturities up to 24 months.

     The Company believes that cash generated from operations and the net proceeds to the Company of the initial public offering will be sufficient to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for at least the immediate future.

INITIAL PUBLIC OFFERING

     On May 1, 1996 the Company received $24,924,000 in proceeds from a public offering of 3,350,000 shares of common stock. Of the proceeds, approximately $939,000 were used to cover the expenses of the initial public offering and an additional $488,000 to pay off the equipment purchase line of credit. The remaining funds were invested in investment-grade debt securities. Concurrent with the closing of the offering, (a) all outstanding shares of preferred stock were automatically converted to common stock at a ratio of one (1) share of preferred stock to one and a half (1.5) shares of common stock and (b) all outstanding warrants converted into shares of common stock. On May 20, 1996, the IPO underwriters exercised their option to purchase an additional 455,100 shares from the Company for $3,386,000; the Company also invested these proceeds in investment-grade securities. Subsequent to the completion of the offering and the underwriters' exercise of their overallotment option, the Company had 19,047,275 shares of common stock outstanding as of September 30, 1996.

    CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1995
                           SPECTRALINK CORPORATION


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

                                  SPECTRALINK CORPORATION



Date:  November  8, 1996          By: /s/ WILLIAM R. MANSFIELD
                                     ----------------------------------
                                  William R. Mansfield,
                                  Vice-President - Administration,
                                  Chief Financial Officer and Secretary
                                  (on behalf of the Registrant and as Principal
                                  Financial and Accounting Officer)

                                EXHIBIT INDEX



  Exhibit No.                 Description
  -----------                 -----------
     27                  Financial Data Schedule
