Form 10KSB
period 1996-12-31
SPECTRALINK CORP
filed 1997-03-24
CIK 894268

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                  For the fiscal year ended December 31, 1996

                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the transition period from _______ to ______

                        Commission File Number: 0-28180


                            SPECTRALINK CORPORATION
                 (Name of small business issuer in its charter)

         DELAWARE                                             84-1141188
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

                          1650 38TH STREET, SUITE 202E
                            BOULDER, COLORADO 80301
                                 (303) 440-5330
         (Address and telephone number of principal executive offices)

      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year.  $21,491,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $24,178,777 as of March 6, 1997.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,146,588 shares of common stock, $.01 par value, were outstanding as of March 5, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11 and 12 of Part III of this Form 10-KSB are incorporated by reference from the issuer's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's fiscal year.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     SpectraLink Corporation ("SpectraLink" or the "Company") was incorporated in Colorado in April 1990, and was reincorporated in Delaware in March 1996. SpectraLink designs, manufactures and sells on-premises wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. The SpectraLink Pocket Communications System increases the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. The system uses a micro-cellular design consisting of three components: a Master Control Unit ("MCU"), Remote Cell Units ("RCUs") and Pocket Telephones. The Company's proprietary MCU interfaces directly with a PBX, Centrex or key/hybrid system. The MCU also connects with the system's RCUs, which are small radio transceivers located throughout the customer's facility that relay calls between the six-ounce Pocket Telephones and the telephone system. Calls are handed off from one RCU to another as a user moves throughout the facility.

MARKET BACKGROUND

     A growing number of business environments require certain employees to have a high degree of mobility yet remain readily accessible by telephone to customers or co-workers. Retailers seek competitive advantage by quickly responding to customers' requests for information and service from employees dispersed throughout the store. Healthcare workers in clinical settings can benefit from real-time communications with mobile healthcare professionals in order to deliver quality healthcare efficiently. Manufacturers and distributors seek to operate more efficiently by enabling workers in the factory or distribution center to solve problems or answer questions more rapidly. Service organizations seek to decrease customer hold or response time by allowing immediate communications with the person who can solve a problem or answer a question. MIS, maintenance and other corporate office support personnel can work more productively if they remain mobile in the workplace without losing communications contact with other office workers who need their services.

     Traditionally, businesses have attempted to maintain communications with mobile, on-premises employees by using overhead paging systems and electronic pagers. These indirect types of communication create delays because access to a wired phone is still needed. Delays are exacerbated in high mobility environments, such as hospitals, manufacturing facilities and distribution centers, where both parties may be mobile and repeated pages are required. Additionally, overhead paging can be difficult to understand and creates ambient noise which can be disruptive and stressful.

     Alternatives to paging include the use of two-way radios, cordless phones and traditional cellular phones, all of which have various shortcomings. Two-way radios can be cumbersome and do not provide an adequate link to the wireline telephone system. Cordless phones are typically single-cell systems and have a limited calling range, and only a limited number of cordless phones can be deployed in a given area without interfering with each other. Traditional cellular phones often provide inconsistent indoor reception and use analog radio transmissions which are easily intercepted. Unless specifically designed for on-premises use, cellular phones cannot be directly interfaced with a company's PBX system and, therefore, cannot offer the system's functionality. Furthermore, current monthly usage fees and airtime charges make cellular phones prohibitively expensive in many applications.

      A number of cellular service providers offer products that specifically address on-premises applications. These analog, micro-cellular systems operate as a subset of the public cellular network, and attach to a business phone system to provide wireless phones to on-premises users. Although these systems operate in the public cellular frequency band (824-894 MHz), a user cannot access them with a traditional cellular phone. Proprietary dual-mode phones are required to access the business phone system when used on the premises, or the public cellular network when used off the premises. Currently, calls cannot be handed off between the on-premises network and the public cellular network. Because these micro-cellular systems use the same frequency band as public cellular telephone service, they may have limited capacity in areas with a large number of cellular subscribers. In addition, the use of analog transmissions may diminish conversation privacy.

      Because the majority of business employees, such as retail store clerks, nurses and service personnel, require wireless phones only while in the workplace, economic considerations such as the cost of dual-mode phones and monthly charges may limit the utility of these systems. In order to avoid calling abuse and air-time charges, some businesses do not want business phones that can be used off the premises. Further, many applications require that the phones remain on site for use over multiple shifts.

      Products dedicated to unlicensed, on-premises use first appeared in the 1990s in the 902-928 MHz band. These adjunct products attach directly to business telephone systems and provide wireless phone extensions that can be used on the premises. Because these systems are unlicensed, they can be installed or re-located without prior approval from the FCC. The 902-928 MHz band has been set aside for unlicensed products which employ either narrow-band or spread-spectrum technology. Because systems in the 902-928 MHz band that employ narrow band technology are required to operate at lower power levels than spread-spectrum systems, they generally have inferior range and are more susceptible to interference. Multi-cellular wireless business phone systems are available in the 902-928 MHz band, as well as systems that restrict wireless phones to a single base station and thus do not provide hand-off.

      In 1994, the FCC allocated additional spectrum in the 1900 MHz range for unlicensed on-premises applications. Although the FCC originally proposed to allocate 20 MHz of new spectrum to meet on-premises wireless telephone system requirements, only 10 MHz from 1920-1930 MHz ultimately was assigned for this purpose. The products which have been introduced for this new spectrum are commonly referred to as unlicensed personal communications systems ("U-PCS"). This comparatively limited new spectrum is currently occupied by microwave radios which must be cleared for full unlicensed use of the band. According to the FCC, the U-PCS manufacturers or providers that intend to clear the spectrum must pay the microwave radio operator all costs associated with the relocation of its microwave equipment. Typically, the relocation costs will be borne by a fee assigned to each U-PCS radio device, including handsets and base stations. While U-PCS products are designed to operate as unlicensed systems, installation of a system may require a frequency coordination study of the area to insure the U-PCS system will not interfere with a fixed microwave system, and the U-PCS user cannot move or expand the system without an additional coordination study. Furthermore, the radio propagation characteristics of this band compared to those of lower frequencies may require a greater number of base stations for in-building applications.

PRODUCTS

      The Pocket Communications System uses a micro-cellular design consisting of three components: an MCU, RCUs and Pocket Telephones. The MCU is installed near the PBX or key/hybrid system, or at the Centrex demarcation location. There are two ways in which the MCU connects to the phone system. It can either interface directly with the analog ports of the host telephone switching system, or, in some cases, it can connect via a digital interface to certain PBX systems and key/hybrid systems. Currently, the Company supports digital interfaces to: Definity PBX systems and Merlin Legend key systems from Lucent Technologies, Meridian(R) PBX Systems and Norstar(R) key systems from Northern Telecom, Ltd., and Comdial key systems from Comdial, Inc.

      The MCU is also connected to the RCUs. The RCUs are small radio transceivers connected to the MCU via twisted-pair telephone wiring and provide the wireless link to the Pocket Telephones. The Pocket Telephone is a six-ounce portable phone with an alphanumeric display. When the SpectraLink system is connected to the phone system using analog ports, the Pocket Telephone will provide many of the calling features of a desk phone, including transfer, conference calling and hold. When the system is digitally interfaced to the phone system, the Pocket Telephone will also support the advanced features of the host phone system such as calling party identification or calling party name display. The Pocket Telephone provides up to four hours of talk time or up to eighty hours of standby time between battery recharges.

      Each RCU supports multiple users and covers a transmission area in excess of 50,000 square feet depending on transmission obstructions present in the building. A call is handed off from one RCU to another as a user walks throughout the coverage area. The Pocket Communications System is designed to provide seamless coverage, enabling real-time hand-off of an active telephone call as the user walks about. A key attribute of the SpectraLink Pocket Communications System is that the hand-off implementation has been designed to be non-disruptive to the call in progress, thus minimizing degradation to the telephone conversation while the user is moving throughout the facility.

      SpectraLink offers a family of Pocket Communications Systems: the PCS 50, the PCS 150, and the PCS 2000. The three systems are targeted to meet the needs of a variety of applications.

      The PCS 50 supports up to 8 Pocket Telephones and includes one RCU. It was designed for facilities of less than 50,000 square feet such as small retail stores, branch banks, small offices and small manufacturing facilities.

      The PCS 150 supports up to 64 Pocket Telephones and up to 16 RCUs. A total of four MCU controllers can be interconnected to support the maximum complement of Pocket Telephones and RCUs. The typical applications for the PCS 150 are retail stores, healthcare clinics and nursing homes.

      The PCS 2000 supports up to 720 Pocket Telephones and up to 180 RCUs. Its typical applications are hospitals, corporate offices, manufacturing facilities and convention centers.

      The PCS 50, PCS 150 and PCS 2000 support analog or digital integration with a PBX or key/hybrid system.

TECHNOLOGY

      The Company devotes significant planning and resources to development and use of advanced technology. This focus on technology is necessary to meet the requirements for delivery of portability, indoor radio and system performance, high reliability, low cost and manufacturability.

Spread Spectrum Technology and Frequency Hopping. Spread spectrum is a radio frequency transmission technique in which the transmitted information is spread over a relatively wide bandwidth. The Company also uses a form of spread spectrum transmission called frequency hopping, a technique that combines an information signal with a radio carrier whose frequency assignment changes rapidly in a pseudorandom manner at the transmitter. The signal resulting from frequency hopping is decoded at the receiving end using the same pseudorandom frequency pattern. The use of frequency hopping spread spectrum technology makes transmissions more immune to interference, reduces the possibility of interference with others, provides privacy against eavesdropping and improves the quality of voice transmission. The FCC rules governing spread spectrum operation permit higher RF transmitter power levels, thus improving indoor propagation over a wide range of interior building construction types and simplifying system planning and implementation. While there are many advantages to the spread spectrum technique, it is more complex to implement than the more commonly used narrowband modulation techniques. The Company believes that its Pocket Communications System is currently the only micro-cellular spread spectrum wireless telephone system in the 902-928 MHz band.

Radio Technology. SpectraLink has designed radio transceivers and digital circuits to implement the complex spread spectrum technique at an economical cost and in a small form factor. The Company's radio transceiver and digital circuit architectures also minimize power consumption and enhance manufacturability and reliability.

ASIC Design. SpectraLink's expertise in digital ASIC technology allows its systems to be miniaturized, power efficient and cost effective. ASICs are used in the Company's Pocket Telephone, RCU and MCU designs. The Company expects to develop additional ASICs and to incorporate these devices into future systems.

Wireless Access Protocols. Combining frequency hopping with a micro-cellular design presents unique challenges as compared to single-link spread spectrum implementations, such as advanced home wireless telephones or traditional cellular telephones. To this end, the Company has applied its software design expertise to develop robust networking protocols that allow multiple users to have simultaneous telephone access in a frequency hopping, spread spectrum radio environment without interfering with each other. SpectraLink has implemented a sophisticated set of software resources, including micro-coded software, digital signal processing software, network architecture software, telephone switching software and user application software to address many of the unique challenges of in-building wireless environments, such as interference, multipath degradation, signal absorption, near/far receiver desensitizing, security, busy hour capacity demands, and shared operation with other radio systems.

Call Hand-off. Critical to the acceptance of on-premises wireless systems by users accustomed to high-quality telephone performance is a hand-off from cell to cell which has virtually no disruptive effect on the call in progress. SpectraLink has developed proprietary software to address the frequent and unpredictable nature of on-premises inter-cell hand-offs due to interference, multipath degradation and interior obstructions. Software resident in the Pocket Telephones automatically selects the best cell among available RCUs. The unique digital implementation of the SpectraLink Pocket Communications System results in a seamless hand-off.

Operation at 902-928 MHz. SpectraLink selected the 902-928 MHz frequency band due to its availability for the application of spread spectrum technology to
Part 15 (unlicensed) equipment. SpectraLink believes this band offers the following advantages: (i) the band is free of any microwave radio systems, thus eliminating the need to conduct frequency coordination studies prior to product deployment; (ii) the band provides 26 MHz of spectrum which is a significant advantage for systems expected to provide capacity during periods of heavy user demand; (iii) 26 MHz of spectrum allows systems to be implemented with lower order modulation schemes that result in more reliable performance; and (iv) free-space propagation is superior at 902-928 MHz compared to that at 1920-1930 MHz, so that an area may be covered by fewer base stations.

SALES, MARKETING AND CUSTOMER SUPPORT

SALES AND MARKETING

      SpectraLink sells and supports its systems in the United States, Canada and Mexico through direct, distributor and dealer sales forces. This strategy is intended to reduce SpectraLink's dependence on a single channel and to permit broad marketing of the SpectraLink systems.

      Direct Sales. As of February 28, 1997, the Company has fifty-two employees in its direct sales organization. The Company has direct sales offices in the metropolitan areas of Atlanta, Boston, Charlotte, Chicago, Cleveland, Dallas, Denver, Los Angeles, Milwaukee, New York, Philadelphia, Phoenix, San Francisco, Seattle, and Washington, D.C.

      Distributors. SpectraLink distributes its entire product line through a number of telecommunications distributors in the United States and Canada, currently including Ameritech, Bell Atlantic, Fujitsu Business Communication Systems, GTE Communication Systems, InteCom, Inc., and Mitel Telecommunications Systems, Inc. Each of these companies has a non-exclusive distribution relationship with SpectraLink. The Company does not restrict its distributors from selling in the same geographical areas.

      In 1995, SpectraLink entered into a distribution and marketing agreement with Hill-Rom Company, Inc. ("Hill-Rom"), a subsidiary of Hillenbrand Industries, Inc., a leading manufacturer and distributor of patient-care systems. This agreement provided that Hill-Rom would sell the Company's systems to hospitals, medical clinics, and medical office buildings. Hill-Rom's sales of SpectraLink equipment were slower than expected in 1996. Accordingly, SpectraLink and Hill-Rom have modified their agreement in 1997, such that SpectraLink's direct sales representatives will now have primary responsibility for sales to this market.

      Dealers. SpectraLink has established a dealer network primarily comprised of local phone interconnect companies and two-way radio dealers. SpectraLink dealers are restricted to selling the Pocket Communications System 150, have a non-exclusive dealer relationship with SpectraLink, and generally are restricted from selling into the healthcare market.
The Company's dealer network currently is comprised of 44 dealers in 117 locations.

      The Company currently sells its systems in the United States, Canada and Mexico. In the future, the Company may consider selling its systems in countries which permit operation in the 902-928 MHz band using spread spectrum radio transmissions. The Company has no current plans to market its systems in Asia or Europe.

      CUSTOMER SUPPORT

      The Company has established a customer support department dedicated to planning, installing and maintaining the SpectraLink systems. Customer support personnel are located at the Company's facilities in Boulder, Colorado; Atlanta, Georgia; Chicago, Illinois; and Washington, D.C.

      Because of the relative complexity of designing on-premises wireless telephone systems, the customer support department is a critical factor in the Company's overall product and market strategy. The customer support department is involved with the customers during early customer contact, the system configuration and installation phases, and the on-going maintenance period.

      After installation, the customer support department provides various levels of support, based on the maintenance level selected by the customer. The Premium Warranty and Maintenance coverage program provides 24 hour, 7 days per week toll-free telephone support, with expedited replacement of defective equipment. The Standard Warranty and Maintenance coverage program provides business hour, weekday toll-free telephone support, with standard replacement of defective equipment.

CUSTOMER DEPENDENCE

      While the Company has a diverse customer base, during 1996 two customers comprised more than 10% of total sales. Direct sales to Lowe's Company were 19% of total sales, and sales to Hill Rom, a distributor, were 18% of sales.

BACKLOG

      The Company generally ships its systems promptly upon the receipt of an order. The Company's backlog of orders is generally less than 30 days at any given time. Some of the Company's distributors and larger customers place orders for systems in advance of the scheduled delivery date; however, these orders are subject to rescheduling or cancellation. As a result, the Company currently does not consider backlog to be a meaningful indicator of future sales.

COMPETITION

      The on-premises wireless telephone system industry is intensely competitive. The competitive factors affecting the market for the Company's systems include product functionality and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price and the effectiveness of marketing and sales efforts. Most of the Company's competitors have significantly greater financial, technical, research and development, and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, purchasers may prefer to buy all of their telephone communications systems from a single source provider, such as Lucent Technologies, Northern Telecom Limited, LM Ericsson Telephone Co., Harris Corporation, or Siemens Rolm Communications, Inc., all of whom manufacture and sell PBX or key/hybrid systems. Because the Company focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone communications system. There can be no assurance that the Company will be able to compete successfully in the future.

      Because there are different methods and different radio frequency bands by which wireless communications can be delivered, the Company believes there are four primary categories of direct competition: (i) the 902-928 MHz band, where the Company's systems operate; (ii) unlicensed PCS, or U-PCS, in the 1920-1930 MHz band; (iii) licensed low-power, in-building cellular in the 824-894 MHz band; and (iv) licensed PCS in the 1850-1990 MHz band. In the 902-928 MHz band, the Company believes that LM Ericsson Telephone Co. and Siemens Rolm Communications, Inc. are the only companies other than SpectraLink which offer micro-cellular telephone systems and that competitors offering single-cell, single-user products include Lucent Technologies and Uniden America Corporation. The Company believes that competitors offering U-PCS in the 1920-1930 MHz band present the greatest potential threat of competition to the Company because the products in this band will be able to provide similar functionality to that of the Company's systems. Currently Lucent Technologies, Northern Telecom Ltd. and Harris Corporation offer wireless U-PCS systems. The Company also believes that LM Ericsson Telephone Co., NEC, and Siemens Rolm Communications, Inc. will be competitors offering U-PCS products. Various leading manufacturers are attempting to establish a number of common air interface standards for unlicensed, on-premises operation in the 1920-1930 MHz band. Two of these standards have been approved, and the Company believes that at least one more common air interface standard will be approved. The primary status accorded to U-PCS products that will eventually occupy the 1920-1930 MHz band and the existence of air interface standards may make these products more attractive to certain customers. Low-power, on-premises cellular systems operating in the 824-894 MHz band are manufactured and distributed principally by Mitsubishi Corporation and Panasonic Communications and Systems Company, and potentially can be offered through all cellular operators. The Company believes that licensed PCS operators such as Bell South Mobility DCS, Centennial Cellular Corporation, Omnipoint Communications, Pacific Bell Mobile Services, Powertel, Inc., PrimeCo Personal Communications, Sprint PCS, and Western Wireless Corporation, operating in the 1850-1990 MHz band, intend to target the in-building, on-premises market with service offerings similar to the low-power, in-building cellular derivatives. While there are many differences in the technologies used to deliver wireless telephone communications in these categories, all of the competitive factors described in the preceding paragraph are applicable, particularly the significantly greater financial, technical, research and development and marketing resources of such competitors.

      The Company considers the existing technologies of overhead and electronic paging, two-way radios and cordless telephones to be competitive factors as well. To the extent such a system is already in use, a potential customer may not be willing or able to make the investment necessary to replace such a system with SpectraLink's Pocket Communications System. In addition, there may be potential customers who choose one of these other technologies because of cost or their belief that their needs do not require the full functionality provided by SpectraLink's Pocket Communications System.

PROPRIETARY RIGHTS

      The Company's future success depends, in part, upon its proprietary technology. The Company relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect its proprietary rights. As part of these confidentiality procedures, the Company enters into confidentiality and non- disclosure agreements with its employees and limits access to and distribution of its proprietary information. The Company has been awarded five United States patents in the areas of radio frequency and spread spectrum digital communication, with various expiration dates, none earlier than 2011. In addition, the Company has four United States patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

MANUFACTURING

      SpectraLink's manufacturing operations consist primarily of the fabrication and assembly of components and subassemblies, which are individually tested and integrated into full systems or shipped as individual items for expansion orders. In order to facilitate initial start-up and manufacturing process improvements, the Company conducts in-house prototype development and has established pilot line capabilities. The Company maintains complete in-house materials procurement, assembly, testing and quality control functions. The Company utilizes only a minimal number of subcontract manufacturers to assemble its components.

      The principal components of SpectraLink's systems are unpopulated printed circuit boards, electronic components, including microprocessors and ASICs, and metal or plastic housings, all of which are purchased from outside vendors. Although alternate suppliers are available for most of the components, qualifying replacement suppliers and receiving components could take up to several months. Many components are available only from sole source suppliers and embody such parties' proprietary technologies. There can be no assurance that any sole source supplier will continue to provide the required components in sufficient quantities with adequate quality and at acceptable prices. The Company would be adversely affected if, in order to develop alternative suppliers, a redesign of the Company's subassemblies were necessary. The Company does maintain, or requires suppliers to maintain, inventory to allow it to fill customer orders without significant interruption during the period that the Company believes would be required to obtain alternate supplies of many replacement components. However, there can be no assurance that the Company will have sufficient inventory supply to meet every possible contingency. Any shortage or discontinuation of, or manufacturing defect in, the supply of these components would have a material adverse effect on the Company's operations.

      The Company manufactures and assembles all of its systems in a leased 10,764 square foot facility located in Boulder, Colorado. In May 1997, the Company will move its manufacturing operation to its new corporate headquarters, a 37,000 square foot leased facility in Boulder, Colorado. Since the Company relies on a sole manufacturing facility, a major catastrophe could result in a prolonged interruption of the Company's business.

RESEARCH AND PRODUCT DEVELOPMENT

      The wireless telecommunications industry is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence and changes in end-user requirements. The Company believes its future success and ability to compete in the on-premises wireless telephone market are largely dependent upon its ability to augment current product lines and develop, introduce and sell new features and products while maintaining technological competitiveness through the advancement of its core technologies.

      As of February 28, 1997, the Company employed 26 people in support of its research and development activities. The Company invested approximately $3,073,000, $1,930,000 and $1,904,000 in 1996, 1995 and 1994, respectively, in research and development. The Company expects to increase its investment in research and development. The inability of the Company to introduce in a timely manner new products or enhancements to existing products that contribute to sales could have a material adverse effect on the Company's business and financial condition.

GOVERNMENT REGULATION

      The wireless communications industry, regulated by the Federal Communications Commission, is subject to changing political, economic and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact the Company's operations.

      The 902-928 MHz Band. In 1985, the FCC permitted the use of spread-spectrum technology under Part 15 Rules in the 902-928 MHz band. Part 15 Rules refer to the section of the FCC regulations that permit the use of radio-based systems without requiring the user to obtain an operating license from the FCC. For this reason, Part 15 Rules permit devices to be deployed expediently without the inherent delays associated with the traditional radio equipment licensing procedure. A significant industry has developed around the
Part 15 Rules for commercial products. The Company's systems are all certified by the FCC for unlicensed operation under Part 15 Rules.

      In the federal regulatory framework, Part 15 spread spectrum systems are accorded secondary status in the 902-928 MHz band, which means that their operators must accept interference received and correct any interference caused to other systems, even if it requires the operator to cease operating in the band. This status has been modified somewhat by an FCC rule in Docket 93-61 which established an irrebuttable presumption of non-interference in favor of
Part 15 devices which meet certain requirements. The Company believes its Pocket Communications System satisfies these requirements. In addition, SpectraLink has received a waiver, which provides SpectraLink with additional flexibility to resolve interference under certain circumstances. This waiver is not permanent and may be rescinded. The FCC has proposed certain changes to its permanent rules that are consistent with SpectraLink's waiver.

      The 1920-1930 MHz Band. In 1994, the FCC designated a 20 MHz segment from 1910-1930 MHz as unlicensed spectrum out of the total of 140 MHz set aside for Personal Communications Systems (PCS). 1910-1920 MHz is specifically allocated for asynchronous wireless systems such as data based communications, while 1920-1930 MHz is specifically allocated for isochronous wireless systems such as voice communications. Unlicensed PCS equipment which operates in this range falls under Subpart D of the Part 15 Rules. These rules provide eventual primary status for unlicensed devices. However, the incumbent point-to-point microwave systems currently situated in this frequency range must be relocated to other frequency bands. Each relocated microwave radio operator is entitled to comparable alternative facilities to replace the existing 1900 MHz radio link, and the U-PCS manufacturers or providers must pay all costs associated with the relocation of the incumbent microwave radio equipment. Typically, these relocation costs will be borne by a fee assigned to each U-PCS radio device, including handsets and base stations. Until all of the microwave systems are removed from this band, on-premises wireless systems must be frequency coordinated or accounted for prior to installation and activation. According to industry organizations, it will take many years to remove all microwave stations from this band.

      The technical rules which pertain to the 1920-1930 MHz band are designed to lessen the likelihood of interference between systems through a mechanism referred to as "Listen Before Transmit," or LBT. The LBT criteria requires that a U-PCS device first monitor and locate unused spectrum within the 1920-1930 MHz range prior to transmitting. This serves to protect any other U-PCS device or system then in use from any unwanted interference. However, in locations where multiple U-PCS systems are in use and the frequency spectrum becomes increasingly congested, this LBT mechanism may prevent systems from realizing their full capacity potential, as competing systems find fewer available channels.

EMPLOYEES

      As of February 28, 1997, the Company employed 160 persons, 153 of whom were full time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Company's corporate headquarters and research and development activities are situated in Boulder, Colorado, in three buildings located in the same office park. The status of the leases on these buildings is as follows:
(i) a sublease at 1650 38th Street (4,130 square feet) is on a month-to-month basis, (ii) a sublease also at 1650 38th Street (1,000) square feet is on a month-to-month basis, (iii) a lease at 1650 38th Street (2,110 square feet) expires on May 1, 1998, (iv) the lease at 1680 38th Street (7,700 square feet) runs through April 30, 1998, and (v) the lease at 1790 38th Street (1350 square feet) is on a month-to-month basis. The Company's manufacturing facility is also in Boulder, Colorado, at a 10,764 square foot facility near the Company's headquarters, the lease for which runs through November 15, 2000 (with certain renewal options). On May 1, 1997, the Company intends to consolidate most Boulder office and manufacturing activities into a single corporate headquarters location in a 37,000 square foot leased facility in Boulder, Colorado. The Company intends to sublease vacated Boulder leased space. In addition, the Company has short-term leases for its sales offices. With the addition of the new Corporate facility, the Company believes that its facilities are adequate to meet its current and foreseeable needs or that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No meetings of the Company's stockholders were held during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock is traded on the Nasdaq Stock Market under the symbol "SLNK." The following table sets forth for the quarterly periods indicated, the high and low bid prices for the Company's common stock as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


         1996                       HIGH    LOW
         Second quarter*            $12.87  $7.62
         Third quarter                9.62   5.00
         Fourth quarter               6.87   2.50

      *The common stock began trading on Nasdaq on April 26, 1996.

      The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

      On March 5, 1997, the Company had approximately 135 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

OVERVIEW

      SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June 1992, and has subsequently sold over 1700 systems and shipped over 37,000 phones. SpectraLink's primary sales efforts are currently focused on home improvement and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing facilities, and corporate offices. SpectraLink sells its systems in the United States, Canada, and Mexico through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. In the future, the Company may consider selling its systems in countries outside the United States which permit operation in the 902-928 MHz band using spread spectrum radio transmissions. The Company has no current plans to market its systems in Asia or Europe.

      Since inception, the Company has expended considerable effort and resources developing its wireless telephone systems, building its direct and indirect channels of distribution, and managing the effects of rapid growth. This rapid growth has required the Company to significantly increase the scale of its operations, including the hiring of additional personnel in all functional areas, and has resulted in significantly higher operating expenses. The Company anticipates that its operating expenses will continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The inability of the Company to manage additional growth, should it occur, could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

      The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.



                                      Years Ended December 31,
                                      ------------------------
STATEMENT OF OPERATIONS DATA:          1996     1995     1994
                                      ------------------------
Net sales                             100.0%   100.0%   100.0%
Cost of sales                          38.5     48.2     50.4
                                      ------------------------
Gross profit                           61.5     51.8     49.6
Operating expenses:
       Research and development        14.3     11.6     23.0
       Marketing and selling           32.9     27.8     37.4
       General and administrative       7.4      6.0      8.9
                                      ------------------------
Total operating expenses               54.6     45.3     69.2
                                      ------------------------
Income (loss) from operations           6.9      6.4    (19.6)
Investment income and other, net        5.6      1.0      0.9
                                      ------------------------
Income (loss) before income taxes      12.5      7.4    (18.7)
Income tax expense                       .6      0.3       --
                                      ------------------------

Net income (loss)                      11.9%     7.1%   (18.7)%
                                      ========================



FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995

      Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased by 29% to $21,491,000 in 1996 from $16,676,000 in 1995. These increases were predominantly due to the growing acceptance of SpectraLink systems in the marketplace.

      Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. Gross profit increased by 53% to $13,225,000 in 1996 from $8,631,000 in 1995. The
Company's gross profit margin (gross profit as a percentage of net sales) increased to 61.5% in 1996 from 51.8% in 1995. The increase in gross profit margin was primarily due to decreasing unit material, labor, and overhead costs. The lower unit material costs were due to improved pricing and quantity discounts. The lower unit labor costs were due to an improved manufacturing process resulting in better through-put per direct labor hour. The lower unit overhead costs were primarily a result of increased volume. Unit service costs improved for both periods as a result of product design and process improvements.

      Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 59% to $3,073,000 in 1996 from $1,930,000 in 1995, representing 14.3% and 11.6%, respectively, of net sales. Research and development expenses in 1995 were associated with the introduction of a new generation of Pocket Telephone and the Series 150 system. In 1996 the Company's research and development efforts were concentrated primarily on new product development, improvements to existing products, and manufacturing process improvements. The Company expects to increase its dollar spending on research and development.

      Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 53% to $7,073,000 in 1996 from $4,628,000 in 1995, representing 32.9% and 27.8%, respectively, of net sales. These increases in dollar expense for both periods were primarily due to adding sales and marketing personnel to increase sales.

      General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources as well as legal and other professional services. General and administrative expenses increased by 59% to $1,590,000 in 1996 from $1,000,000 in 1995, representing 7.4% and 6.0%, respectively, of net sales. The increases in expenses were primarily associated with becoming a public company and with the higher volume of production and sales.

     Investment Income and Other (Net). Investment income is the result of the Company's investment in money market, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. The increase in this category from 1995 to 1996 was primarily due to interest income from investment activities associated with net proceeds of approximately $27 million dollars from the public offering completed in May, 1996.

      Income Tax. As of December 31, 1996, the Company had a total net operating loss carryforward of $ 7,185,000 and approximately $864,000 of research and development and alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities. The tax credit and net operating loss carryforwards expire between 2007 and 2011 and are subject to examination by the tax authorities. The Company's tax provision in 1995 consists of an accrual for state and federal minimum taxes. The Company's tax provision in 1996 consists primarily of an accrual for state and federal alternative minimum taxes estimated at 5% of income before taxes.

      The Company's operating expenses are based in part on its expectations of future sales, and the Company's expense levels are generally determined in advance of sales. The Company currently plans to continue to expand and increase its operating expenses in an effort to generate and support additional future revenue. If sales do not materialize in a quarter as expected, the Company's results of operations for that quarter would be adversely affected. Net income may be disproportionately affected by a reduction of revenues because only a small portion of the Company's expenses vary with its revenue.

FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994

      Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased 101% to $16,676,000 in 1995 from $8,294,000 in 1994. This increase was predominantly due to the growing acceptance of SpectraLink systems which resulted in increased unit shipments of the Company's systems.

      Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. The Company's gross margin (gross profit as a percentage of net sales) increased to 51.8% in 1995 from 49.6% in 1994 due to decreasing unit material, labor, and overhead costs. The lower unit material costs were due to improved pricing and increased component integration. The lower unit labor costs were due to an improved manufacturing process resulting in better through-put per direct labor hour. The lower unit overhead costs were primarily a result of increased volume. As a percentage of net sales, service costs were relatively flat from 1994 to 1995. The Company's gross margin may be affected by a variety of other factors.

      Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased 1% to $1,930,000 in 1995 from $1,904,000 in 1994, and declined as a percentage of net sales to 11.6% in 1995 from 23.0% in 1994. Research and development expenses in 1994 were associated with the second generation of the Company's Pocket Telephone as well as development of the PCS 150 system and cost reduction on PCS 200 and PCS 2000 systems. In 1995, the Company added features and enhancements to the PCS 150 system and continued product cost reduction efforts. The decline in research and development expenses as a percentage of net sales was due to the increase in net sales. The Company intends to increase its dollar spending on research and development.

      Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other personnel expenses, commissions, travel, advertising, trade shows and market research. These expenses increased 49% to $4,628,000 in 1995 from $3,101,000 in 1994, and declined as a percentage of net sales to 27.8% in 1995 from 37.4% in 1994. The increase in dollar expense was primarily due to additional sales and marketing personnel. The decline in these expenses as a percent of net sales was a result of higher average net sales per salesperson.

      General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, and human resources as well as legal and other professional services. General and administrative expenses increased 36% to $1,000,000 in 1995 from $736,000 in 1994, and declined as a percentage of net sales to 6.0% in 1995 from 8.9% in 1994. The increase in expense was primarily due to additional resources associated with the higher volume of production and sales, as well as increasing the provision for bad debt expense due to higher sales and accounts receivable. The decrease in general and administrative expenses as a percent of net sales reflected net sales rising faster than these expenses.

      Investment Income and Other (Net). Investment income is generated from the Company's investment of cash from financing and operations in money market and short term government securities. Other income was generated primarily from purchase discounts.

      Income Tax. As of December 31, 1995, the Company had a total net operating loss carryforward of $10,400,000 and approximately $705,000 of research and development and alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities. The Company's tax provision in 1995 consists of an accrual for state and federal minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to its initial public offering (IPO), the Company financed its operations primarily through private sales of equity securities, raising a total $20,100,000 between June 1990 and November 1993. The Company also had a credit facility with Silicon Valley Bank consisting of a revolving line of credit and equipment purchase line. The Company did not borrow against the revolving line of credit, but as of December 31, 1995, had borrowed and had outstanding $213,000 against the equipment purchase line. In 1996, the Company drew an additional $275,000 against the equipment purchase line for a total of $488,000 which the Company paid off in full in 1996 with the proceeds from the IPO.

      Operating activities provided net cash of $1,446,000 in 1996. From December 31, 1995, to December 31, 1996, accounts receivable increased $108,000 while inventory increased $1,395,000. The increase in accounts receivable was primarily due to higher 1996 net sales, as compared to the corresponding period in 1995. The increase in inventory was required to support the higher 1996 net sales. Investing activities consisted of equipment acquisitions mainly for engineering, manufacturing, computer and phone equipment of $1,224,000 in 1996. Purchases of investments were $28,744,000 in 1996. Investments of $6,525,000 matured in 1996. Financing activities in 1996 included net proceeds from the IPO of $27,371,000 (see Initial Public Offering below), proceeds from the issuance of stock under the provisions of the Employee Stock Purchase Plan of $495,000, and issuance of common stock of $82,000 from the exercise of incentive stock options. In 1996, the bank line of credit and note payable to lessor were paid off entirely, resulting in a repayment of $610,000. Financing activities also included payments on capital lease obligations of $71,000 in 1996.

      As of December 31, 1996, the Company had working capital of $28,813,000 compared to $7,191,000 as of December 31, 1995. Working capital as of December 31, 1996, included $22,294,000, $4,393,000 and $3,634,000 in cash and short term investments, accounts receivable and inventory, respectively. As of December 31, 1996, the Company's current ratio (ratio of current assets to current liabilities) was 15.7:1, compared with a current ratio of 5.2:1 as of December 31, 1995.

      The Company believes that its current cash, cash equivalents and investments, and cash generated from operations will be sufficient, based on the Company's presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for the foreseeable future. There can be no assurance, however, that the Company will not require additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs or obtain funds through arrangements that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

INITIAL PUBLIC OFFERING

      On May 1, 1996, the Company received $24,924,000 in proceeds from a public offering of 3,350,000 shares of common stock. Of the proceeds, approximately $939,000 were used to cover the expenses of the initial public offering and an additional $610,000 to pay off the equipment purchase line of credit and the note payable to lessor. The remaining funds were invested in investment-grade debt securities. Concurrent with the closing of the offering,
(a) all outstanding shares of preferred stock were automatically converted to common stock at a ratio of one (1) share of preferred stock to one and a half (1.5) shares of common stock and (b) all outstanding warrants converted into shares of common stock. On May 20, 1996, the IPO underwriters exercised their option to purchase an additional 455,100 shares from the Company for $3,386,000; the Company also invested these proceeds in investment-grade securities. The Company had 19,146,588 shares of common stock outstanding as of March 5, 1997.

                                     OTHER

FORWARD-LOOKING STATEMENTS

      Certain statements in this Form 10-KSB Annual Report as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) the failure of the market for on-premises wireless telephone systems to grow or to grow as quickly as the Company anticipates, (ii) the intensely competitive nature of the wireless communications industry, (iii) the ability of the Company and its distributors to develop and execute effective marketing and sales strategies,
(iv) the Company's reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process, (v) the risk of business interruption arising from the Company's dependence on a single manufacturing facility, (vi) any production problems or delays associated with the moving of the Company's manufacturing facility to a new location, now scheduled for April and May, 1997, (vii) the Company's dependence on a single product line, (viii) the Company's ability to manage potential expansion of operations, (ix) the Company's ability to attract and retain key personnel, (x) the Company's ability to respond to rapid technological changes within the on-premises wireless telephone industry, (xi) changes in rules and regulations of the FCC, (xii) the Company's ability to protect its intellectual property rights, (xiii) the assertion of intellectual property infringement claims against the Company, (xiv) changes in economic and business conditions affecting the Company's customers, and (xv) other factors over which the Company has little or no control.

ITEM 7. FINANCIAL STATEMENTS.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                 Page
Report of Arthur Andersen LLP, Independent Public Accountants                                    F - 1
Balance Sheets as of December 31, 1996 and 1995                                                  F - 2
Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994                    F - 3
Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994          F - 4
Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994                    F - 5
Notes to Financial Statements                                                                    F - 6

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To SpectraLink Corporation:

      We have audited the accompanying balance sheets of SPECTRALINK CORPORATION (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraLink Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
Denver, Colorado
January 31, 1997

                            SPECTRALINK CORPORATION
                                 BALANCE SHEETS

                    (In thousands, except per share amounts)

                                     ASSETS



                                                                                                As of December 31,
                                                                                              --------------------
                                                                                                  1996        1995
                                                                                              --------------------
CURRENT ASSETS:
      Cash and cash equivalents                                                               $  7,334    $  1,729
      Short-term investments                                                                    14,960         524
      Trade accounts receivable, net of allowance of
         approximately $315 at December 31, 1996, and $225
         at December 31, 1995, respectively, for uncollectible accounts                          4,393       4,285
      Inventory                                                                                  3,634       2,239
      Other                                                                                        452         117
                                                                                              --------------------
         Total current assets                                                                   30,773       8,894
                                                                                              --------------------
INVESTMENTS IN GOVERNMENT SECURITIES                                                             8,016          --

PROPERTY AND EQUIPMENT, at cost:
      Furniture and fixtures                                                                       731         560
      Equipment                                                                                  2,308       1,515
      Leasehold improvements                                                                       255         183
                                                                                              --------------------
                                                                                                 3,294       2,258
      Less-- Accumulated depreciation                                                           (1,673)     (1,176)
                                                                                              --------------------
         Net property and equipment                                                              1,621       1,082
                                                                                              --------------------
OTHER                                                                                               54          50
                                                                                              --------------------
TOTAL ASSETS                                                                                  $ 40,464    $ 10,026
                                                                                              ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                        $    358    $    428
      Accrued payroll, commissions, and employee benefits                                          552         593
      Accrued sales and use taxes                                                                  231         196
      Accrued warranty expenses                                                                    314         184
      Other accrued expenses                                                                       205         105
      Deferred revenue                                                                             269          79
      Current portion of long-term debt                                                             31         118
                                                                                              --------------------
         Total current liabilities                                                               1,960       1,703
LONG-TERM DEBT, net of current portion                                                              --         319
                                                                                              --------------------
      Total liabilities                                                                          1,960       2,022
                                                                                              --------------------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY (Note 4):
      Voting convertible preferred stock, $.01 par value; Series A, B, C, D, and E; 7,522 shares authorized in the aggregate and 7,415 issued and
         outstanding at December 31, 1995                                                           --          75
      Preferred stock, $.01 par value; 5,000 shares authorized; none issued                         --          --
      Common stock, $.01 par value; 50,000 shares authorized;
         19,145 and 3,773 shares issued and outstanding, respectively                              191          38
      Additional paid-in capital                                                                48,300      20,430
      Accumulated deficit                                                                       (9,987)    (12,539)
                                                                                              --------------------
TOTAL STOCKHOLDERS' EQUITY                                                                      38,504       8,004
                                                                                              --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 40,464    $ 10,026
                                                                                              ====================

The accompanying notes to financial statements are an integral part of these balance sheets.

                            SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                Years ended December 31,
                                             --------------------------------
                                              1996         1995       1994
                                             --------------------------------
NET SALES                                    $21,491      $16,676    $ 8,294

COST OF SALES                                  8,266        8,045      4,180
                                             --------------------------------
      Gross profit                            13,225        8,631      4,114

OPERATING EXPENSES
      Research and development                 3,073        1,930      1,904
      Marketing and selling                    7,073        4,628      3,101
      General and administrative               1,590        1,000        736
                                             --------------------------------
         Total operating expenses             11,736        7,558      5,741
                                             --------------------------------
INCOME (LOSS) FROM OPERATIONS                  1,489        1,073     (1,627)
INVESTMENT INCOME AND OTHER, net               1,197          163         73
                                             --------------------------------
INCOME (LOSS) BEFORE INCOME TAXES              2,686        1,236     (1,554)
INCOME TAX EXPENSE                               134           57         --
                                             --------------------------------

NET INCOME (LOSS)                            $ 2,552      $ 1,179     (1,554)
                                             ================================

NET INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE                      $  0.14      $  0.08    $ (0.42)
                                             ================================

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                 18,560       15,640      3,710
                                             ================================

The accompanying notes to financial statements are an integral part of these statements.

                            SPECTRALINK CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                    (In thousands, except per share amounts)

                                                                Series A         Series B          Series C
                                              Common Stock   Preferred Stock  Preferred Stock   Preferred Stock
                                             --------------  ---------------  ---------------   ---------------
                                             Shares  Amount  Shares   Amount  Shares   Amount   Shares   Amount
                                             ------  ------  ------   ------  ------   ------   ------   ------
BALANCES, December 31, 1993                   3,253   $ 33   2,100     $21     2,333    $  23      1,366    $14
Exercise of incentive common
  stock options                                 323      3      --      --        --       --         --     --
Net loss                                         --     --      --      --        --       --         --     --
                                             -------------------------------------------------------------------
BALANCES, December 31, 1994                   3,576     36   2,100      21     2,333       23      1,366     14
Exercise of incentive common
  stock options                                 147      1      --      --        --       --         --     --
Sale of restricted common stock
  to related party (Note 7)                      50      1      --      --        --       --         --     --
Exercise of warrants                             --     --      --      --        --       --         41     --
Issuance of Series E preferred
  stock to related party on
  July 28, 1995
  and September 5, 1995
  for cash at $5.00
  per share (Note 7)                             --     --      --      --        --       --         --     --
Subsidized rent from related party               --     --      --      --        --       --         --     --
Net income                                       --     --      --      --        --       --         --     --
                                             -------------------------------------------------------------------
BALANCES, December 31, 1995                   3,773     38   2,100      21     2,333       23      1,407     14
Exercise of incentive common
  stock options                                 232      2      --      --        --       --         --     --
Conversion of preferred stock                11,130    111  (2,100)    (21)   (2,333)     (23)    (1,407)   (14)
Proceeds from sale of common stock
  pursuant to Employee Stock Purchase Plan      205      2      --      --        --       --         --     --

Net proceeds from sale of common stock
  in initial public offering
  (net of offering costs of $939)             3,805     38      --      --        --       --         --     --
Net income                                       --     --      --      --        --       --         --     --
                                             -------------------------------------------------------------------

BALANCES, December 31, 1996                  19,145   $191      --     $--        --    $  --         --    $--
                                             ===================================================================
                                                Series D         Series E
                                             Preferred Stock  Preferred Stock  Additional
                                             ---------------  ---------------   Paid-In   Accumulated
                                             Shares   Amount  Shares   Amount   Capital     Deficit
                                             ------   ------  ------   ------   -------     -------
BALANCES, December 31, 1993                   1,550     $16    --       --     $20,001     $(12,164)
Exercise of incentive common
  stock options                                  --      --    --       --          28           --
Net loss                                         --      --    --       --          --       (1,554)
                                             -------------------------------------------------------
BALANCES, December 31, 1994                   1,550      16    --       --      20,029      (13,718)
Exercise of incentive common
  stock options                                  --      --    --       --          22           --
Sale of restricted common stock
  to related party (Note 7)                      --      --    --       --          99           --
Exercise of warrants                             --      --    --       --         150           --
Issuance of Series E preferred
  stock to related party on
  July 28, 1995
  and September 5, 1995
  for cash at $5.00
  per share (Note 7)                             --      --    25        1         124           --
Subsidized rent from related party               --      --    --       --           6           --
Net income                                       --      --    --       --          --        1,179
                                             -------------------------------------------------------
BALANCES, December 31, 1995                   1,550      16    25        1      20,430      (12,539)
Exercise of incentive common
  stock options                                  --      --    --       --          80           --
Conversion of preferred stock                (1,550)    (16)  (25)      (1)        (36)          --
Proceeds from sale of common stock
  pursuant to Employee Stock Purchase Plan       --      --    --       --         493           --

Net proceeds from sale of common stock
  in initial public offering
  (net of offering costs of $939)                --      --    --       --      27,333           --
Net income                                       --      --    --       --          --        2,552
                                             -------------------------------------------------------

BALANCES, December 31, 1996                      --     $--    --      $--     $48,300     $ (9,987)
                                             =======================================================

The accompanying notes to financial statements are an integral part of these statements.

                            SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                         Years ended December 31,
                                                                     --------------------------------
                                                                         1996        1995        1994
                                                                     --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $  2,552     $ 1,179    $(1,554)

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                       656         389        271
       Amortization of discount/premium on investment
        in debt securities                                               (233)         --         --
       Gain on sale/disposal of assets                                    (31)         (8)        --
       Subsidized rent from related party                                  --           6         --
       Changes in assets and liabilities
         Increase in accounts receivable, net                            (108)     (1,489)    (1,425)
         Increase in inventory                                         (1,395)       (718)    (1,008)
         Increase in other assets                                        (339)        (11)       (66)
         Increase (decrease) in accounts payable                          (70)       (156)       395
         Increase in other accrued liabilities                            414         380        343
                                                                     --------------------------------
         Net cash provided by (used in) operating activities            1,446        (428)    (3,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                (1,224)       (899)      (441)
    Proceeds from disposal of property and equipment                       60           9         --
    Purchases of investments, at cost                                 (28,744)       (499)    (3,604)
    Maturity of investments                                             6,525       2,751      6,978
                                                                     --------------------------------
         Net cash (used in) provided by investing activities          (23,383)      1,362      2,933

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit and notes payable                        275         336         --
    Repayments on line of credit and notes payable                       (610)         (2)        --
    Payments on capital lease obligations                                 (71)        (77)       (74)
    Proceeds from issuance of preferred stock                              --         125         --
    Proceeds from issuance of restricted common stock                      --         100         --
    Proceeds from exercise of preferred stock warrants                     --         150         --
    Proceeds from exercise of incentive common stock options               82          23         31
    Proceeds from issuance of common stock, net of expenses            27,866          --         --
                                                                     --------------------------------
       Net cash provided by (used in) financing activities             27,542         655        (43)
                                                                     --------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        5,605       1,589       (154)
CASH AND CASH EQUIVALENTS, beginning of year                            1,729         140        294
                                                                     --------------------------------
CASH AND CASH EQUIVALENTS, end of year                               $  7,334     $ 1,729    $   140
                                                                     ================================

NONCASH TRANSACTIONS:
In May, 1996, 7,415 shares of Series A, B, C, D, & E voting convertible preferred stock and 4 Series C warrants were converted into 11,130 shares of common stock.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                           $     28     $    13    $    20
                                                                     ================================
    Cash paid for income taxes                                       $    143     $    15    $    --
                                                                     ================================

The accompanying notes to financial statements are an integral part of these statements.

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996


1. ORGANIZATION

      SpectraLink Corporation (the "Company") was incorporated in Colorado on April 25, 1990, and subsequently reincorporated in Delaware effective on March 1, 1996, to develop and market wireless business communications systems. The Company grants credit to its customers, who are primarily (i) end-users such as retail store chains, hospitals and other healthcare-related entities, as well as industrial concerns, and (ii) distributors in the telecommunications industry who re-sell the product. The vast majority of customers are located in the United States.

2. SIGNIFICANT ACCOUNTING POLICIES

      Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with original maturity dates of 90 days or less to be cash equivalents.

      Short-term Investments and Investments in Government Securities

Short-term investments and investments in government securities consist of U.S. Government or U.S. Government Agency notes as well as corporate commercial paper. The Company has classified these investments as held-to-maturity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, these investments are stated at amortized cost at December 31, 1996 and 1995. Following is information related to these investments:

                                                   As of December 31,
                                                -----------------------
                                                   1996            1995
                                                -----------------------
                                                     (In thousands)
Commercial Paper:
      Fair value                                $   988          $  --
      Gross unrealized holding gains                 --
      Gross unrealized holding losses                 5             --
      Amortized cost                                993             --

U.S.Government and Agency Obligations:
      Fair value                                 22,017            524
      Gross unrealized holding gains                 38             --
      Gross unrealized holding losses                 4             --
      Amortized cost                             21,983            524

No investments were sold prior to maturity in 1996 or 1995. The contractual maturity of the held-to-maturity investments as of December 31, 1996, ranges from one month to two years.

      Concentrations of Credit Risk

The Company's revenues generally are concentrated among customers in the healthcare and retail industries. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

      Inventory

Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1996 and 1995 consisted of the following:

                          ------------------
                             1996       1995
                          ------------------
                             (In thousands)
Raw materials             $ 1,674    $ 1,413
Work in progress                5         11
Finished goods              1,955        815
                          ------------------
                          $ 3,634    $ 2,239
                          ==================

      Depreciation and Amortization

Depreciation is provided using the straight-line method over estimated useful lives of one to ten years for property and equipment. Amortization of leasehold improvements is provided over the shorter of the estimated useful life of the improvements or the remaining term of the related lease.

      Research and Development Costs

Research and development costs are expensed as incurred. These costs consist primarily of salaries, parts, supplies and contract services.

      Revenue Recognition

Sales revenue is recorded on transfer of title which is generally upon shipment of product or customer acceptance if such is a condition of the contract. Revenue from service agreements is recorded as deferred revenue when paid by the customer and recognized as revenue over the lives of the respective agreements.

      Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" (see Note 5).

      SFAS 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences based on enacted tax laws of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which are more likely, based on current circumstances, not expected to be realized.

      Net Income per Common and Common Equivalent Share

Net income per common and common equivalent share has been computed using the weighted average number of shares of common stock, common equivalent shares from the convertible preferred stock (when dilutive using the if converted method at date of issuance) and common stock equivalent shares from stock options and warrants outstanding (when dilutive using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices significantly below the assumed public offering price during the twelve month period prior to the proposed offering date (using the treasury stock method for common stock equivalents and an assumed offering price of $9.00 per share) have been included in the calculation as if they were outstanding for the years ended December 31, 1996, 1995 and 1994 regardless of whether they were antidilutive.

      Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Long-Lived Assets

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 on January 1, 1996, had no impact on the Company's financial position or results of operations.

      Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123 (Note 4).

      Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

                                                                                        As of December 31,
                                                                                        ----------------------
3. LONG-TERM DEBT                                                                        1996             1995
                                                                                        ----------------------
                                                                                        (In thousands)
Line of credit to purchase equipment of $750,000, maturing June 7, 1999.
  Interest is due monthly at the bank's prime rate (8.5% at December 31, 1995)
  plus 2% through August 7, 1996, (the end of the equipment advance period), at which time the outstanding balance is due in 36 equal monthly installments of principal and interest. Interest after August 7, 1996, is at either a fixed rate of the bank's prime rate at August 7, 1996, plus 2.2%, or a variable rate at the bank's prime rate plus 1.5%, at the option of the Company. At
  December 31, 1995, the rate was 10.5%. Amount was paid in full and line of
  credit was closed in 1996.                                                            $   --            $213

Note payable to lessor, maturing November 14, 2000. Interest at 9%, with 60 equal principal and interest payments due monthly. Collateralized by all leasehold improvements financed under the note payable. Note payable was paid
  in full in 1996.                                                                          --             122

Capital lease obligations on leases to finance equipment, maturing through June
  1997. Interest on monthly payments is approximately 7% at December 31, 1996 and 1995. Collateralized by the related equipment with a net book value of
  $33,000 and $100,000 at December 31, 1996 and 1995, respectively.                         31             102
                                                                                         ---------------------
                                                                                            31             437
 Less -- current portion                                                                   (31)           (118)
                                                                                         ---------------------
                                                                                         $  --            $319
                                                                                         =====================

4. STOCKHOLDERS' EQUITY

      Common Stock

In April and May 1996, the Company issued 3,805,100 shares of common stock pursuant to an initial public offering. Proceeds of $27,371,000 were received by the Company, net of offering costs of approximately $939,000.

      Convertible Preferred Stock

At December 31, 1995, the Company had outstanding 2,100,000 shares of Series A convertible preferred stock, 2,333,333 shares of Series B convertible preferred stock, 1,407,102 shares of Series C convertible preferred stock, 1,550,388 shares of Series D convertible preferred stock, and 25,000 shares of Series E convertible preferred stock.

      Each share of Series A, B, C, D and E preferred stock was convertible into 1.5 shares of the Company's common stock at the option of the shareholder. Each share of Series A, B, C, D and E preferred stock was converted into common stock upon completion of a public offering of the Company's common stock in May, 1996.

      Warrants

In connection with the issuance of notes payable to certain shareholders in 1992, warrants to purchase 40,982 shares of the Company's Series C preferred stock were issued. The warrants were exercised at $3.66 per share in 1995.

      In connection with a lease financing in 1993, warrants to purchase 5,750 shares of the Company's Series C preferred stock were issued to the lessor. The warrants were exercised at $3.66 per share in 1996.

      Stock Option Plan

Effective June 7, 1990, the Company adopted a Stock Option Plan (the "Plan") to provide key employees, consultants and directors options to purchase up to 1,500,000 shares of common stock of the Company. Effective July 25, 1995, the number of shares of common stock of the Company reserved for options was increased to 3,000,000 shares.

      Under the terms of the Plan, the board of directors may grant key employees, consultants and directors either nonqualified or incentive stock options, as defined by the Internal Revenue Service. The purchase price per share of a nonqualified stock option will not be less than 85% of the fair market value of each share at the time of grant. The purchase price per share of an incentive stock option will not be less than 100% of the fair market value of each share at the time of grant. If the grantee of an incentive stock option owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price will be at least 110% of the fair market value of the shares at the date of grant. Options granted under the Plan are exercisable up to 8 years from the date of the grant or 5 years from the date of the grant for a holder of 10% or greater of the Company's stock.

      Options granted become exercisable at a rate of 25% after 12 months from the date of grant and ratably per month thereafter, conditioned upon continued employment. Full vesting occurs after 48 months from the date of grant. A summary of activity of the Plan for the years ended December 31, 1994, 1995 and 1996, is as follows.

                                       Non-Qualified Stock Options                       Incentive Stock Options
                                       ---------------------------                       -----------------------
                                   Number of Shares                               Number of Shares
                                   ----------------       Weighted Average        ----------------          Weighted Average
                                   Officers & Consultants  Exercise Price    Officers           Employees    Exercise Price
                                   ----------------------  --------------    --------           ---------    --------------
                                                             (In thousands, except per share amounts)

Outstanding at December 31, 1993                --               --             282              681             $0.13
  Granted during 1994                           --               --              --              136             $0.43
  Canceled during 1994                          --               --              --              (11)            $0.18
  Exercised during 1994                         --               --            (219)            (104)            $0.10
                                   ----------------------------------------------------------------------------------------
Outstanding at December 31, 1994                --               --              63              702             $0.20
  Granted during 1995                          112            $3.29             415              194             $2.61
  Canceled during 1995                          --               --              --              (20)            $1.44
  Exercised during 1995                         --               --             (17)            (130)            $0.16
                                   ----------------------------------------------------------------------------------------
Outstanding at December 31, 1995               112            $3.29             461              746             $1.40
  Granted during 1996                           --               --              --              208             $5.32
  Canceled during 1996                          --               --              --              (24)            $2.61
  Exercised during 1996                         --               --              --             (232)            $0.35
Outstanding at December 31, 1996               112            $3.29             461              698             $2.29
                                   ========================================================================================
  Exercisable at December 31, 1996              33            $3.29             173              356             $1.04
                                   ========================================================================================

                                                                        --------------------
                                                                         1996           1995
                                                                        --------------------
Weighted average fair value of options granted during the year          $2.49          $1.31

A summary of additional information related to the options as of December 31, 1996, is as follows:

                   Options Outstanding                                      Options Exercisable
                   -------------------------------------------------------  -----------------------------------
                   Number Outstanding   Weighted Average                    Number Exercisable
Range of           at 12/31/96          Remaining         Weighted Average  at 12/31/96        Weighted Average
Exercise Prices    (in thousands)       Contractual Life  Exercise Price    (in thousands)     Exercise Price
                   -------------        ----------------  --------------     ------------      --------------
$0.07                       95            1.8 years            $ 0.07                  95           $ 0.07
$0.20                      156            2.9 years            $ 0.20                 156           $ 0.20
$0.24 - $0.30               86            4.8 years            $ 0.27                  57           $ 0.27
$0.60                       56            5.9 years            $ 0.60                  31           $ 0.60
$2.00 - $3.00              432            6.5 years            $ 2.33                 143           $ 2.20
$3.30 - $3.50              286            5.7 years            $ 3.42                  80           $ 3.42
$3.81 - $5.25               93            7.8 years            $ 4.36                  --               --
$6.00 - $8.63               67            7.3 years            $ 8.08                  --               --
Total                    1,271            5.5 years            $ 2.38                 562           $ 1.17


      The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of the grant. The Company adopted SFAS 123 for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.0% and 6.1%; no expected dividend yields; expected lives of 3.8 years and 4.3 years; and expected volatility of 55% and 55%.

      Employee Stock Purchase Plan

Effective November 1, 1995, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan") covering a maximum of 250,000 shares of the Company's common stock. In December 1996 the Board of Directors of the Company amended the Stock Purchase Plan to increase the authorized shares available for issuance to 500,000 shares, subject to shareholder approval. Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the Stock Purchase Plan if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date or termination date of each offering period (usually six months). Under the Stock Purchase Plan, the Company sold 204,977 shares in 1996 and no shares in 1995 to employees. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the fol-lowing assumptions for 1996: no dividend yield; an expected life of six months (eight months for the initial offering period ended June 30, 1996); expected volatility of 55%; and a risk-free interest rate of 5.26%. The weighted average fair value of the right to purchase those shares in 1996 was $1.69 per share.

      Pro Forma Disclosure of Stock-Based Compensation

Using these assumptions, the fair value of the stock options granted in 1996 and 1995 was approximately $518,000 and $947,000 respectively, which would be amortized as compensation expense over the graded vesting period of the options. Pro forma stock-based compensation expense for stock options, net of the effect of forfeitures, was $487,000 and $166,000 in 1996 and 1995, respectively, and for the Stock Purchase Plan was $318,000 and $28,000 in 1996 and 1995, respectively. If compensation cost had been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income and net income per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                       Years ended December 31,
                                                                       ------------------------
                                                                       1996             1995
                                                                       ------------------------
Net income
  As reported                                                          $2,552           $1,179
  Pro forma                                                            $1,747           $  985
Net income per common and common equivalent share
  As reported                                                          $  .14           $  .08
  Pro forma                                                            $  .09           $  .07

      Weighted average shares used to calculate pro forma net income per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

      Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

5. INCOME TAXES

      The provision for income taxes for the years ended December 31, 1996, 1995 and 1994, is as follows:

                                        Years ended December 31,
                                       ---------------------------------------
                                       1996             1995              1994
                                       ---------------------------------------
                                       (In thousands)

Federal                                $  63            $   35            $ --
State and local                           71                22              --
                                       ---------------------------------------
                                       $ 134            $   57            $ --
                                       =======================================
Current                                $ 134            $  57             $ --
Deferred                                  --               --               --
                                       ---------------------------------------
                                       $ 134            $  57             $ --
                                       =======================================

      The following reconciles the Company's effective tax expense to the federal statutory expense for the years ended December 31, 1996, 1995 and 1994:

                                                                Years ended December 31,
                                                               ----------------------------------------
                                                                1996             1995              1994
                                                               ----------------------------------------
                                                                (In thousands)
Income tax expense per federal statutory rate (34%)            $ 913             $ 422           $   --
Alternative minimum tax                                           63                --               --
State income taxes, net of federal deduction                      47                15               --
Permanent differences and other                                   (1)              101               --
Reduction of valuation allowance                                (888)             (481)              --
                                                               ----------------------------------------
                                                               $ 134             $  57           $   --
                                                               ========================================

      For federal income tax reporting purposes at December 31, 1996, the Company has approximately $7,185,000 of net operating loss carryforwards, approximately $770,000 of research and development tax credit carryforwards and approximately $94,000 of alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities, respectively. The tax credit and net operating loss carryforwards expire between 2007 and 2011 and are subject to examination by the tax authorities.

      The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryovers available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

The Company's deferred income taxes are summarized as follows:

                                                       As of December 31,
                                                       -----------------------------------------------
                                                       1996                Change                1995
                                                       -----------------------------------------------
                                                       (In thousands)
Current deferred tax assets (liabilities)
  Warranty reserve                                     $   119             $    49             $    70
  Allowance for uncollectible accounts                     120                  35                  85
  Inventory reserve                                        139                  34                 105
  Accrued vacation                                         116                  16                 100
  Other                                                     32                  49                 (17)
  Less--Valuation allowance                               (526)               (183)               (343)
Long-term deferred tax assets (liabilities)
  Depreciation                                             186                  12                 174
  Capital leases                                           (94)                (27)                (67)
  Net operating loss carryforwards                       2,730              (1,215)              3,945
  Tax credit carryforwards                                 864                 159                 705
  Less--Valuation allowance                             (3,686)              1,071              (4,757)
                                                       -----------------------------------------------
                                                       $   ---             $   ---             $   ---
                                                       ===============================================

      Given the historical net losses of the Company (1995 represented the first profitable year of the Company), management believes that the future tax benefits as of December 31, 1996 and 1995, do not satisfy the realization criteria set forth in SFAS 109 and has recorded a valuation allowance for the entire net deferred tax asset.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

      Cash and Cash Equivalents
The carrying amounts approximate fair value.

      Short-Term Investments and Investments in Government Securities
The carrying amount of investments is at amortized cost (Note 1), and fair values are based on market prices at year-end, or for certain investments with a short maturity, amortized cost approximates fair values.

      Debt
An estimate of rates currently available to the Company for debt with similar terms was used to determine the fair value of the Company's debt.

      The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                            As of December 31,
                                            -----------------------------------------------------------------------
                                                            1996                                 1995
                                            -----------------------------------------------------------------------
                                            (In thousands)
                                            Carrying Amount         Fair Value     Carrying Amount       Fair Value
                                            ---------------         ----------     ---------------       ----------
Financial Assets
  Cash and Cash Equivalents                        $ 7,334            $ 7,334            $ 1,729            $ 1,729
  Short-term investments and
   investments in government securities             22,976             23,005                524                524
Financial Liabilities
  Debt                                                  31                 31                437                415

7. RELATED PARTIES

      During 1995, the Company sold approximately $55,000 of inventory to a related party in exchange for equipment from the related party.

      In September 1995, the Company sold 50,000 shares of restricted common stock at $2 per share to a new director of the Company. These shares vest at a rate of 25% after 12 months from the measuring date (July 28, 1995), and ratably thereafter, conditioned upon continuing service on the Board of Directors. Full vesting occurs after 48 months from the measuring date. Any shares not vested may be repurchased, at the option of the Company, upon the termination of service as a director. Additionally, in July and September 1995, the Company sold 12,500 and 12,500 shares respectively, of Series E preferred stock to the director at $5 per share.

      The Company rents office space, on a month-to-month basis, from an affiliated company owned by one of the Company's shareholders. Total rent paid to related parties was approximately $65,000, $64,000 and $64,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      During 1992, the Company issued convertible notes payable in the principal amount of $1,000,000 to certain of its shareholders. Interest on the notes was computed at 6% and was paid to the shareholders in cash upon closing of the sale of Series C preferred stock. The principal amount of the notes was converted into shares of Series C preferred stock in October 1992. In connection with the issuance of the convertible notes payable, the Company issued warrants to purchase 40,982 shares of Series C preferred stock at $3.66 per share (Note 4). The warrants were converted to Series C preferred stock at $3.66 per share during 1995.

8. COMMITMENTS AND CONTINGENCIES

      The Company leases its facilities and certain research and office equipment under noncancelable operating lease agreements. In October, 1996, the Company signed a lease for a new manufacturing and office facility beginning May 1997, and continuing through June 2005. No subleases for existing lease agreements have been obtained, but management believes the impact of any losses related to subleasing activities would not be significant. Minimum future annual lease payments under these leases as of December 31, 1996, are as follows:

                         (In thousands)

      1997                    $  632
      1998                       705
      1999                       640
      2000                       647
      2001                       595
Thereafter                     2,273
                              ------
                              $5,492
                              ======

      Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 1996, 1995 and 1994 was approximately $465,000, $382,000 and $323,000, respectively.

9. MAJOR CUSTOMERS

      The Company's sales to major customers which individually comprised more than 10% of total net sales for the years ended December 31, 1996, 1995 and 1994 are as follows:

                        Years ended December 31,
                        ----------------------------------------
                        1996             1995               1994
                        ----------------------------------------
Customer A                1%                4%               12%
Customer B                1%                2%               12%
Customer C               19%               16%                1%
Customer D               18%                5%               --%
                        ----------------------------------------
                         39%               27%               25%
                        ========================================

10. RETIREMENT PLAN

      The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers all eligible employees who have completed one month of service, as defined in the 401(k) Plan, and are age 18 or older. Participants may defer from 2% to 15% of their compensation, as defined, up to a maximum limit determined by law. Participants are always fully vested in their contributions.

      The Company may make discretionary matching contributions up to a maximum of 6% of each participant's compensation. Additionally, the Company may make discretionary contributions to eligible employees in proportion to the employee's compensation and unrelated to any employee contributions. Vesting in the Company discretionary contributions is based on years of service, with a participant fully vested after four years of credited service. The Company has not made any contributions to the 401(k) Plan for the years ended December 31, 1996, 1995 and 1994.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on or about May 1, 1997.

ITEM 10. EXECUTIVE COMPENSATION.

      Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on or about May 1, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on or about May 1, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on or about May 1, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)Exhibits.

      Exhibit Number       Description
      --------------       -----------

      3.1                  Certificate of Incorporation of the Registrant.(1)

      3.2                  Amended and Restated Bylaws of the Registrant.(1)

      4.1                  Specimen Common Stock Certificate.(1)

      10.1                 SpectraLink Corporation Stock Option Plan, as amended.(1)

      10.2                 Form of Incentive Stock Option Agreement under the Company's Stock Option Plan.(1)

      10.3                 Form of Non-Qualified Stock Option Agreement under the Company's Stock Option Plan.(1)

      10.4                 Form of Indemnification Agreement with directors and executive officers of the Registrant.(1)

      10.5                 Stock  Restriction  Agreement  dated  September  5, 1995,  between the  Company  and  Wellington
                           Trust.(1)

      10.6                 Non-Exclusive Distributor Agreement for Purchase of Wireless Communication Products between
                           SpectraLink Corporation and Hill-Rom Company, Inc., effective June 1, 1995, and Amendment to
                           Distributor Agreement dated as of December 5, 1995.(1)

      10.7                 Lease Agreement dated September 29, 1995, between the Company and Walnut Prairie Joint
                           Venture.(1)

      10.8                 Amended and Restated Registration Rights Agreement dated July 28, 1995, among the Company and purchasers of the Company's Preferred Stock.(1)

      10.9                 Form of Consultant Non-Disclosure Agreement used between the Company and consultants.(1)

      10.10                Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

      10.11                Sublease Agreement dated May 1, 1990, between Incubix, Inc., and the Company.(1)

      10.12                Loan and Security Agreement dated July 7, 1995, between Silicon Valley Bank and the Company.(1)

      10.13                Lease agreement dated October 17, 1996, between the Company and Flatiron Park Company.*

      23.1                 Consent of Arthur Andersen LLP*

      27                   Financial Data Schedule*

      * Filed herewith.

     (1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2696-D).

     (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 1996.

SpectraLink(R), Pocket Communications System(TM), and Pocket Telephone(TM) are trademarks of the Company. Norstar and Meridian are registered trademarks of Northern Telecom, Ltd., Definity and Merlin Legend are registered trademarks of Lucent Technologies.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  SPECTRALINK CORPORATION



      By:         /s/   BRUCE M. HOLLAND
                  ----------------------
                  Bruce M. Holland
                  President

      Dated:      March 13, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


Signatures                          Title                                     Date
----------                          -----                                     ----
/s/   BRUCE M. HOLLAND
---------------------------
Bruce M. Holland                    Principal Executive Officer                 March 13, 1997
                                    and Director


/s/   WILLIAM R. MANSFIELD
---------------------------
William R. Mansfield                Principal Financial Officer                 March 13, 1997
                                    and Principal Accounting Officer


/s/   CARL D. CARMAN
---------------------------
Carl D. Carman                      Director                                    March 13, 1997


/s/   ROBERT COHN
---------------------------
Robert Cohn                         Director                                    March 13, 1997


/s/   JOHN W. JARVE
---------------------------
John W. Jarve                       Director                                    March 13, 1997


/s/   BURTON J. MCMURTRY
---------------------------
Burton J. McMurtry                  Director                                    March 13, 1997


/s/   F. GIBSON MYERS, JR.
---------------------------
F. Gibson Myers, Jr.                Director                                    March 13, 1997

                                EXHIBIT INDEX


  Exhibit Number                        Description
  --------------                        -----------

      3.1                  Certificate of Incorporation of the Registrant.(1)

      3.2                  Amended and Restated Bylaws of the Registrant.(1)

      4.1                  Specimen Common Stock Certificate.(1)

      10.1                 SpectraLink Corporation Stock Option Plan, as amended.(1)

      10.2                 Form of Incentive Stock Option Agreement under the Company's Stock Option Plan.(1)

      10.3                 Form of Non-Qualified Stock Option Agreement under the Company's Stock Option Plan.(1)

      10.4                 Form of Indemnification Agreement with directors and executive officers of the Registrant.(1)

      10.5                 Stock  Restriction  Agreement  dated  September  5, 1995,  between the  Company  and  Wellington
                           Trust.(1)

      10.6                 Non-Exclusive Distributor Agreement for Purchase of Wireless Communication Products between
                           SpectraLink Corporation and Hill-Rom Company, Inc., effective June 1, 1995, and Amendment to
                           Distributor Agreement dated as of December 5, 1995.(1)

      10.7                 Lease Agreement dated September 29, 1995, between the Company and Walnut Prairie Joint
                           Venture.(1)

      10.8                 Amended and Restated Registration Rights Agreement dated July 28, 1995, among the Company and purchasers of the Company's Preferred Stock.(1)

      10.9                 Form of Consultant Non-Disclosure Agreement used between the Company and consultants.(1)

      10.10                Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

      10.11                Sublease Agreement dated May 1, 1990, between Incubix, Inc., and the Company.(1)

      10.12                Loan and Security Agreement dated July 7, 1995, between Silicon Valley Bank and the Company.(1)

      10.13                Lease agreement dated October 17, 1996, between the Company and Flatiron Park Company.*

      23.1                 Consent of Arthur Andersen LLP*

      27                   Financial Data Schedule*

      * Filed herewith.

     (1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2696-D).