Form 10QSB
period 1997-03-31
SPECTRALINK CORP
filed 1997-05-14
CIK 894268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10 - QSB



[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                       or



[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from           to
                                            ---------    ---------

                        Commission file number  0-28180
                                               ---------

                            SPECTRALINK CORPORATION
               (Exact name of registrant as specified in charter)

           Delaware                                      84-1141188
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


5755 Central Avenue, Boulder, Colorado                   80301-2848
(Address of principal executive office)                  (Zip code)

                                  303-440-5330
                          (Issuer's telephone number)

                1650 38th Street, Suite 202E, Boulder, Colorado
              (Former name, former address and former fiscal year,
                          if changed from last report)

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

As of March 31, 1997 there were outstanding 19,146,608 shares of SpectraLink Corporation Common Stock - par value $.01.

Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                               -----   -----

                            SPECTRALINK CORPORATION
                                     INDEX


                                                                                                       Page

Part I            Financial Information

     Item 1       Financial Statements

                  Balance Sheets at
                  March 31, 1997 and December 31, 1996                                                   3

                  Statements of Operations
                  Three months ended March 31, 1997 and 1996                                             4
                  Statements of Cash Flows
                  Three months ended March 31, 1997 and 1996                                             5

                  Notes to Financial Statements                                                          6

     Item 2       Management's Discussion and Analysis of  Financial Condition and
                  Results of Operations                                                                  7


Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995                                                        10


Part II           Other Information

     Item 6       Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                       27  Financial Data Schedule                                                      12
                  (b)  Form 8-K
                       None

                            SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                    MARCH 31,  DECEMBER 31,
                                                                                      1997         1996
                                                                                   ---------    ---------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                        $  5,375    $  7,334
   Short-term investments                                                             13,990      14,960
   Trade accounts receivable, net of allowance of approximately $333 at
      March 31, 1997 and $315 at December 31, 1996, respectively                       5,707       4,393
   Inventory                                                                           3,702       3,634
   Other                                                                                 547         452
                                                                                    --------    --------
          Total current assets                                                        29,321      30,773
                                                                                    --------    --------

INVESTMENT IN GOVERNMENT SECURITIES                                                    9,026       8,016

PROPERTY AND EQUIPMENT, at cost:
    Furniture and fixtures                                                               790         731
    Equipment                                                                          2,615       2,308
    Leasehold improvements                                                               264         255
                                                                                    --------    --------
                                                                                       3,669       3,294
   Less  - Accumulated depreciation                                                   (1,928)     (1,673)
                                                                                    --------    --------
          Net property and equipment                                                   1,741       1,621
OTHER                                                                                     55          54
                                                                                    --------    --------
TOTAL ASSETS                                                                        $ 40,143    $ 40,464
                                                                                    ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                 $    717    $    358
   Accrued payroll, commissions, and employee benefits                                   816         552
   Accrued warranty expenses                                                             416         314
   Other accrued expenses                                                                475         705
   Current portion of long-term debt                                                      13          31
                                                                                    --------    --------
          Total current liabilities                                                    2,437       1,960
LONG-TERM DEBT, net of current portion                                                    --          --
                                                                                    --------    --------
          Total liabilities                                                            2,437       1,960
                                                                                    --------    --------

STOCKHOLDERS' EQUITY:
   Common stock                                                                          191         191
   Additional paid-in capital                                                         48,301      48,300
   Accumulated deficit                                                               (10,622)     (9,987)
   Treasury stock at cost                                                               (164)         --
                                                                                    --------    --------
TOTAL STOCKHOLDERS' EQUITY                                                            37,706      38,504
                                                                                    --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 40,143    $ 40,464
                                                                                    ========    ========

                            SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED
                                          ------------------------------------
                                          MARCH 31, 1997        MARCH 31, 1996
                                          --------------        --------------
NET SALES                                       $  5,566               $  5,551
COST OF SALES                                      2,712                  2,283
                                                --------               --------
    Gross profit                                   2,854                  3,268



OPERATING EXPENSES
    Research and development                         840                    549
    Marketing and selling                          2,537                  1,603
    General and administrative                       534                    337
                                                --------               --------
        Total operating expenses                   3,911                  2,489
                                                --------               --------

(LOSS) INCOME FROM OPERATIONS                     (1,057)                   779
INVESTMENT INCOME AND OTHER, net                     388                     20
                                                --------               --------
(LOSS) INCOME BEFORE INCOME TAXES                   (669)                   799
INCOME TAX (BENEFIT) EXPENSE                         (34)                    40
                                                --------               --------

NET (LOSS) INCOME                               $   (635)              $    759
                                                ========               ========

NET (LOSS) INCOME PER COMMON AND
COMMON EQUIVALENT SHARES                        $  (0.03)              $   0.05
                                                ========               ========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING
                                                  19,700                 15,900
                                                ========               ========

                            SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                        MARCH 31, 1997      MARCH 31, 1996
                                                                        --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                          $  (635)              $   759
   Adjustments to reconcile net (loss) income to net cash  used in operating activities:
         Depreciation and amortization                                            269                   107

         Changes in assets and liabilities
            Increase in accounts receivable, net                               (1,314)               (1,271)
            (Increase) decrease in inventory                                      (68)                  166
            Increase in other assets                                              (96)                 (156)
            Increase (decrease) in accounts payable                               359                   (85)
            Increase in other accrued liabilities                                 136                   305
                                                                              -------               -------
           Net cash used in operating activities                               (1,349)                 (175)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                           (389)                 (163)
   Purchases of investments                                                    (4,040)                   --
   Maturity of investments                                                      4,000                   499
   Purchases of treasury stock                                                   (164)                   --
                                                                              -------               -------
         Net cash (used in) provided by investing activities                     (593)                  336

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit and notes payable                                  --                   275
   Repayments on line of credit and notes payable                                  --                    (5)
   Payments on capital lease obligations                                          (18)                  (18)
   Proceeds from exercise of incentive common stock options                         3                    11
   (Expenses) proceeds from sale of common stock                                   (2)                   --
                                                                              -------               -------
        Net cash (used in) provided by  financing activities                      (17)                  263
                                                                              -------               -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (1,959)                   424
CASH AND CASH EQUIVALENTS, beginning of period                                  7,334                 1,729
                                                                              -------               -------
CASH AND CASH EQUIVALENTS, end of period                                      $ 5,375               $ 2,153
                                                                              =======               =======

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   UNAUDITED
1.  Basis of Presentation

The accompanying financial statements as of March 31, 1997 and 1996 and for the quarters then ended have been prepared from the books and records of the Company and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 presented in the Company's filings with the Securities and Exchange Commission. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.


2.  Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 1997 and December 31, 1996 consisted of the following:

                                                                            1997             1996
                                                                            ----             ----
                                                                       Unaudited
                                                                       ---------
Raw materials                                                            $ 1,684          $ 1,674
Work in process                                                               29                5
Finished Goods                                                             1,989            1,955
                                                                         -------          -------
                                                                         $ 3,702          $ 3,634
                                                                         =======          -======

3.  Debt

Long-term debt at March 31, 1997 and December 31, 1996 consisted of the following:

                                                                           1997             1996
                                                                           ----             ----
                                                                         Unaudited
                                                                         ---------
Capital lease obligations on leases to finance equipment                      13               31
                                                                          ------            -----
                                                                              13               31
Less -- current portion                                                      (13)             (31)
                                                                          ------            -----
Net  -- long term debt                                                    $    -            $   -
                                                                          ======            =====

4.  Net Income per Common and Common Equivalent Share

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

5. Stockholders' Equity

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

                                PART I - ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            SPECTRALINK CORPORATION

OVERVIEW

       SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June of 1992. SpectraLink's primary sales efforts are currently focused on retail stores, hospitals, nursing homes, distribution centers, manufacturing facilities, and corporate offices. SpectraLink sells its systems in the United States and Canada through its direct sales force, telecommunications equipment distributors, and specialty dealers.

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

=================================================================================
                                                 Three Months Ended March 31,
=================================================================================
                                                           1997             1996
---------------------------------------------- ----------------- ----------------
Statement of Operations Data:
---------------------------------------------- ----------------- ----------------
Net Sales                                                100.0%           100.0%
---------------------------------------------- ----------------- ----------------
Cost of Sales                                             48.7%            41.1%
---------------------------------------------- ----------------- ----------------
Gross Profit                                              51.3%            58.9%
---------------------------------------------- ----------------- ----------------
Operating Expenses:
---------------------------------------------- ----------------- ----------------
  Research and Development                                15.1%             9.9%
---------------------------------------------- ----------------- ----------------
  Marketing and Selling                                   45.6%            28.9%
---------------------------------------------- ----------------- ----------------
  General and Administrative                               9.6%             6.1%
---------------------------------------------- ----------------- ----------------
Total Operating Expenses                                  70.3%            44.9%
---------------------------------------------- ----------------- ----------------
(Loss) Income from Operations                           (19.0%)            14.0%
---------------------------------------------- ----------------- ----------------
Investment Income and Other, net                           7.0%             0.4%
---------------------------------------------- ----------------- ----------------
(Loss) Income Before Income Taxes                       (12.0%)            14.4%
---------------------------------------------- ----------------- ----------------
Income Tax (Benefit) Expense                             (0.6%)             0.7%
---------------------------------------------- ----------------- ----------------
Net (Loss) Income                                       (11.4%)            13.7%
---------------------------------------------- ----------------- ----------------

                            SPECTRALINK CORPORATION
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased to $5,566,000 in the first quarter of 1997 from $5,551,000 in the first quarter of 1996.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. Gross profit decreased by 13% to $2,854,000 in the first quarter of 1997 from $3,268,000 in the first quarter of 1996. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 51.3% in the first quarter of 1997 from 58.9% in the first quarter of 1996. The decrease in gross profit margin was primarily due to ( i ) volume pricing concessions, ( ii ) the new product introductions, ( iii ) warranty accruals, and ( iv ) adjustments in realizable value of a sublease of a Company facility. As of May 5, 1997 the Company consolidated most operations into a new facility.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 53% to $840,000 in the first quarter of 1997 from $549,000 in the first quarter of 1996, representing 15.1% and 9.9%, respectively, of net sales. Research and development expenses in the first quarter of 1997 were associated with the introduction of new products, and new digital interfaces to existing PBX systems. In the first quarter of 1996, research and development efforts were concentrated on new product development, improvements to existing products, and manufacturing process improvements. The Company expects to increase its dollar spending on research and development.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 58% to $2,537,000 in the first quarter of 1997 from $1,603,000 in the first quarter of 1996, representing 45.6% and 28.9%, respectively, of net sales. These increases were primarily the result of adding sales personnel to increase market penetration.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, and human resources as well as legal and other professional services. General and administrative expenses increased by 59% to $534,000 in the first quarter of 1997 from $337,000 in the first quarter of 1996, representing 9.6% and 6.1%, respectively, of net sales. The increases in expenses were associated with support for increased staffing and public company activities.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. The increase in this category from the first quarter of 1996 to the first quarter of 1997 was primarily due to interest income from investment activities associated with net proceeds of approximately $27 million from the public offering completed in May, 1996.

Income Tax. The Company has available tax loss carryforwards to offset estimated 1997 taxable income. The Company's tax provision in 1997 consists of an accrual for state and federal alternative minimum taxes estimated at 5% of income before taxes.

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

                            SPECTRALINK CORPORATION
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

LIQUIDITY AND CAPITAL RESOURCES

        Prior to its initial public offering (IPO) in May 1996, the Company financed its operations primarily through private sales of equity securities, raising a total of $20,100,000 between June 1990 and November 1993. In May of 1996 the Company became a public company and has funds available from the proceeds of the public offering. (see IPO below)

        Operating activities used net cash of $1,349,000 and of $175,000 in the first quarter of 1997 and 1996, respectively. From the first quarter of 1996 to the first quarter of 1997, accounts receivable increased by $1,314,000 while inventory increased by $68,000. The increase in accounts receivable was primarily due to an increased portion of sales of new products shipped at the end of the quarter. Investing activities included property and equipment acquisitions of mainly manufacturing equipment, engineering equipment, computer equipment, and software of $389,000 in the first quarter of 1997. Property and equipment acquisitions in the first quarter of 1996 consisted of manufacturing equipment, engineering equipment, computer equipment and phone equipment and were $163,000. Investment purchases in the first quarter 1997 were $4,040,000, compared to none for the first quarter 1996. Investments maturing in the first quarter 1997 were $4,000,000 and $499,000 matured in the first quarter of 1996. On February 26, 1997, the board of directors authorized the Company to repurchase up to 500,000 shares of the Company's common stock through open market transactions. As of March 31, 1997 the Company had acquired 42,500 shares of the Company's common stock at a cost of $164,000. Financing activities included the proceeds from the exercise of stock options of $3,000 in the first quarter of 1997 and of $11,000 in the first quarter of 1996. There were also payments on capital lease obligations of $18,000 in the first quarter of 1997 and $18,000 in the first quarter of 1996. In the first quarter 1996 financing activities included net borrowing from a bank line of credit of $270,000. The first quarter of 1997 also included $2,000 in legal expenses associated with the initial public offering.

        As of March 31, 1997, the Company had working capital of $26,884,000 compared to $28,813,000 as of December 31, 1996. Working capital as of March 31, 1997 included $19,365,000 in cash and short-term investments, $5,707,000 in accounts receivable and $3,702,000 in inventory. As of March 31, 1997, the Company's current ratio (ratio of current assets to current liabilities) was 12.0:1, compared with a current ratio of 15.7:1 as of December 31, 1996. In addition the Company has $9,026,000 in government securities which have maturities greater than 12 months; however no maturity exceeds 24 months.

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

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1996
                            SPECTRALINK CORPORATION


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

      o The ability of the Company and it's distributors to develop and execute effective marketing and sales strategies.

      o The Company's reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process.

      o The risk of business interruption arising from the Company's dependence on a single manufacturing facility.

      o Any production problems or delays associated with the moving of the Company's manufacturing facility to a new location in April and May of 1997.

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

      o The assertion of intellectual property infringement claims against the Company

      o Changes in economic conditions affecting the Company's customers.

      o         Other factors over which the Company has little or no control.

                            SPECTRALINK CORPORATION
                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SPECTRALINK CORPORATION


Date:  May 14, 1997                  By: /s/ WILLIAM R. MANSFIELD
                                         ---------------------------
                                     William R. Mansfield,
                                     Principal Financial and Accounting Officer
                                     and on behalf of the Registrant

                            SPECTRALINK CORPORATION
                                 EXHIBIT INDEX




Part II           Other Information                              Page

     Item 6       Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                       27  Financial Data Schedule                13
                  (b)  Form 8-K
                       None