Form 10QSB
period 1997-06-30
SPECTRALINK CORP
filed 1997-08-11
CIK 894268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10 - QSB


       x    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      ---
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       or

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      ---
             For the transition period from           to
                                            ---------    ---------

                        Commission file number 0-28180


                            SPECTRALINK CORPORATION
               (Exact name of registrant as specified in charter)

            Delaware                                       84-1141188
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


5755 Central Avenue, Boulder, Colorado                     80301-2848
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
                          -----   -----

Applicable only to corporate issuers:

As of June 30, 1997 there were outstanding 19,241,178 shares of SpectraLink Corporation Common Stock - par value $.01. Transitional Small Business
Disclosure Format (check one):  Yes     No  X
                                   ----   -----

                            SPECTRALINK CORPORATION
                                     INDEX


                                                                                                    Page
                                                                                                    ----
Part I           Financial Information

    Item 1       Financial Statements

                 Balance Sheets at
                 June 30, 1997 and December 31, 1996                                                 3

                 Statements of Operations
                 Three months and six months ended June 30, 1997 and 1996                            4

                 Statements of Cash Flows
                 Six months ended June 30, 1997 and 1996                                             5

                 Notes to Financial Statements                                                       6

    Item 2       Management's Discussion and Analysis of  Financial Condition and
                 Results of Operations                                                               7


Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995                                                    10


Part II          Other Information

    Item 4       Submission of Matters to a Vote of Security Holders                                11

    Item 6       Exhibits and Reports on Form 8-K

                 (a)  Exhibits
                      27  Financial Data Schedule                                                   14
                 (b)  Form 8-K
                      None

                            SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                                            JUNE 30,               DECEMBER 31,
                                                                                              1997                     1996
                                                                                         --------------           -------------
                                                                                            (UNAUDITED)
       CURRENT ASSETS:
          Cash and cash equivalents                                                      $  6,721                     $ 7,334
          Short-term investments                                                           14,013                      14,960
          Trade accounts receivable, net of allowance of approximately $335 at
             June 30, 1997 and $315 at December 31, 1996, respectively.                     7,918                       4,393
          Inventory                                                                         4,295                       3,634
          Other                                                                               591                         452
                                                                                         --------                     -------
                 Total current assets                                                      33,538                      30,773


       INVESTMENT IN GOVERNMENT SECURITIES                                                  5,004                       8,016


       PROPERTY AND EQUIPMENT, at cost:
           Furniture and fixtures                                                           1,170                         731
           Equipment                                                                        2,824                       2,308
           Leasehold improvements                                                             578                         255
                                                                                         --------                     -------
                                                                                            4,572                       3,294
          Less - Accumulated depreciation                                                  (2,149)                     (1,673)
                                                                                         --------                     -------
                 Net property and equipment                                                 2,423                       1,621
       OTHER                                                                                   96                          54
                                                                                         --------                     -------
       TOTAL ASSETS                                                                      $ 41,061                     $40,464
                                                                                         ========                     =======


                                                 LIABILITIES AND STOCKHOLDERS' EQUITY


       CURRENT LIABILITIES:
          Accounts payable                                                               $    642                     $   358
          Accrued payroll, commissions, and employee benefits                                 930                         552
          Accrued warranty expenses                                                           525                         314
          Other accrued expenses                                                            1,086                         705
          Current portion of long-term debt                                                     -                          31
                                                                                         --------                     -------
                 Total current liabilities                                                  3,183                       1,960
       LONG-TERM DEBT, net of current portion                                                   -                           -
                                                                                         --------                   ---------
                 Total liabilities                                                          3,183                       1,960
                                                                                         --------                   ---------


       STOCKHOLDERS' EQUITY:
          Common stock                                                                        192                         191
          Additional paid-in capital                                                       48,543                      48,300
          Accumulated deficit                                                             (10,420)                     (9,987)
          Treasury stock at cost                                                             (437)                          -
                                                                                         --------                   ---------
       TOTAL STOCKHOLDERS' EQUITY                                                          37,878                      38,504
                                                                                         --------                   ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 41,061                   $  40,464
                                                                                         ========                   =========

                            SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     ------------------------------    ------------------------------
                                                     JUNE 30, 1997    JUNE 30, 1996    JUNE 30, 1997    JUNE 30, 1996
                                                     -------------    -------------    -------------    -------------
NET SALES                                               $7,674            $6,210          $13,240          $11,761
COST OF SALES                                            3,722             2,209            6,434            4,492
                                                        ------             -----          -------          -------
    Gross profit                                         3,952             4,001            6,806            7,269
OPERATING EXPENSES
    Research and development                               872               804            1,711            1,353
    Marketing and selling                                2,740             1,740            5,278            3,343
    General and administrative                             538               370            1,072              707
                                                        ------            ------          -------          -------
        Total operating expenses                         4,150             2,914            8,061            5,403
                                                        ------            ------          -------          -------
(LOSS) INCOME FROM OPERATIONS                             (198)            1,087           (1,255)           1,866
INVESTMENT INCOME AND OTHER, net                           411               266              799              286
                                                        ------            ------          -------          -------
INCOME (LOSS) BEFORE INCOME TAXES                          213             1,353             (456)           2,152
INCOME TAX  EXPENSE (BENEFIT)                               11                68              (23)             108
                                                        ------            ------          -------          -------
NET INCOME (LOSS)                                       $  202            $1,285           $ (433)         $ 2,044
                                                        ======            ======           ======          =======
NET INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARES                                $0 .01            $ 0.07           $(0.02)         $  0.12
                                                        ======            ======           ======          =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                                      19,820            18,590           19,700           17,250
                                                        ======            ======           ======          =======

                            SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                             SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                               JUNE 30, 1997           JUNE 30, 1996
                                                                              ---------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) income                                                                $  (433)               $  2,044
   Adjustments to reconcile net (loss) income to net cash  used in operating activities:
         Depreciation and amortization                                                  501                     278
         Changes in assets and liabilities

            Increase in accounts receivable, net                                     (3,525)                 (1,149)
            Increase in inventory                                                      (661)                    (34)
            Increase in other assets                                                   (181)                   (324)
            Increase (decrease) in accounts payable                                     284                    (111)
            Increase in other accrued liabilities                                       970                     537
                                                                                    -------                --------
           Net cash (used in) provided by operating activities                       (3,045)                  1,241

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (1,303)                   (793)
   Purchases of investments                                                          (5,041)                (16,296)
   Maturity of investments                                                            9,000                       -
   Purchases of treasury stock                                                         (437)                      -
                                                                                    -------                --------
         Net cash provided by (used in) investing activities                          2,219                 (17,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit and notes payable                                         -                     275
   Repayments on line of credit and notes payable                                         -                    (499)
   Payments on capital lease obligations                                                (31)                    (35)
   Proceeds from exercise of incentive common stock options                              20                      54
   Proceeds from sale of common stock                                                   224                  27,515
                                                                                    -------                --------
        Net cash provided by  financing activities                                      213                  27,310
                                                                                    -------                --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (613)                 11,463

CASH AND CASH EQUIVALENTS, beginning of period                                        7,334                   1,729
                                                                                    -------                --------
CASH AND CASH EQUIVALENTS, end of period                                            $ 6,721                $ 13,192
                                                                                    =======                ========

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                   UNAUDITED
1.  Basis of Presentation

The accompanying financial statements as of June 30, 1997 and 1996 and for the quarters and six months then ended have been prepared from the books and records of the Company and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 presented in the Company's filings with the Securities and Exchange Commission. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.


2.  Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first- in, first-out) or market. Inventories at June 30, 1997 and December 31, 1996 consisted of the following:

                                                                      1997             1996
                                                                      ----             ----
                                                                    Unaudited
Raw materials                                                         $1,692           $1,674
Work in process                                                          106                5
Finished goods                                                         2,497            1,955
                                                                      ------           ------
                                                                      $4,295           $3,634
                                                                      ======           ======


3.  Net Income (Loss) per Common and Common Equivalent Share

Net income (loss) per common and common equivalent share has been computed using the weighted average number of shares of common and common stock equivalent shares from stock options and warrants outstanding (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices significantly below the assumed public offering price during the twelve month period prior to the initial public offering date of April 26, 1996 (using the treasury stock method) have been included in the calculation as if they were outstanding for all periods prior to April 26, 1996.

4. Stockholders' Equity

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

RESULTS OF OPERATIONS

       The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

Statement of Operations Data:

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                   ---------------------------       -------------------------
                                                       1997           1996              1997          1996
                                                       ----           ----              ----          ----
Net Sales                                             100.0%         100.0%            100.0%        100.0%
Cost of Sales                                          48.5%          35.6%             48.6%         38.2%
Gross Profit                                           51.5%          64.4%             51.4%         61.8%
Operating Expenses:
  Research and Development                             11.4%          12.9%             12.9%         11.5%
  Marketing and Selling                                35.7%          28.0%             39.9%         28.4%
  General and Administrative                            7.0%           6.0%              8.1%          6.0%
Total Operating Expenses                               54.1%          46.9%             60.9%         45.9%
(Loss) Income from Operations                         (2.6)%          17.5%            (9.5)%         15.9%
Investment Income and Other, net                        5.4%           4.3%              6.1%          2.4%
Income (Loss) Before Income Taxes                       2.8%          21.8%            (3.4)%         18.3%
Income Tax Expense (Benefit)                            0.2%           1.1%            (0.1)%           .9%
Net Income (Loss)                                       2.6%          20.7%            (3.3)%         17.4%

                            SPECTRALINK CORPORATION
              QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased to $7,674,000 in the second quarter of 1997 from $6,210,000 in the second quarter of 1996. Net sales for the six months ended June 30, 1997 increased by 13% to $13,240,000 from $11,761,000 for the comparable six months in 1996. The major cause of the sales increases for both periods was increased penetration of the retail store market.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. Gross profit decreased by 1% to $3,952,000 in the second quarter of 1997 from $4,001,000 in the second quarter of 1996. For the six months ended June 30, 1997 gross profit decreased by 6% to $6,806,000 from $7,269,000 for the same period last year. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 51.5% in the second quarter of 1997 from 64.4% in the second quarter of 1996. For the six months ended June 30, 1997 gross profit margin decreased to 51.4% from 61.8% in the same period last year. The quarterly and six month decreases in gross profit margin were primarily due to (i) volume pricing concessions, (ii) the new product introductions, (iii) warranty accruals, (iv) and costs related to disruptions attributable to the move to a new facility in April and May of this year.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 8% to $872,000 in the second quarter of 1997 from $804,000 in the second quarter of 1996, representing 11.4% and 12.9%, respectively, of net sales. Research and development expenses in the second quarter of 1997 were associated with the introduction of new products, and development of new digital interfaces to existing PBX systems. In the second quarter of 1996, research and development efforts were concentrated on new product development, improvements to existing products, and manufacturing process improvements. For the six months ended June 30, 1997 research and development increased by 26% to $1,711,000 from $1,353,000 for the same period last year. The Company expects to increase its current level of spending on research and development.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 57% to $2,740,000 in the second quarter of 1997 from $1,740,000 in the second quarter of 1996, representing 35.7% and 28.0%, respectively, of net sales. For the six months ended June 30, 1997 sales and marketing expenses increased by 58% to $5,278,000 from $3,343,000 for the same period last year, representing 39.9% and 28.4% , respectively, of net sales. These increases were primarily the result of adding sales personnel to increase market penetration.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, and human resources as well as legal and other professional services. General and administrative expenses increased by 45% to $538,000 in the second quarter of 1997 from $370,000 in the second quarter of 1996, representing 7.0% and 6.0%, respectively, of net sales. For the six months ended June 30, 1997 general and administrative expenses increased by 52% to $1,072,000 from $707,000 for the same period last year, representing 8.1% and 6.0% , respectively, of net sales. The increases in expenses were associated with support for increased staffing and public company activities.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. The increase in this category from the second quarter of 1996 to the second quarter of 1997 was primarily due to interest income from investment activities associated with net proceeds of approximately $27 million from the public offering completed in May, 1996.

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

                            SPECTRALINK CORPORATION
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

LIQUIDITY AND CAPITAL RESOURCES

       Operating activities used net cash of $3,045,000 in the six months ended June 30, 1997, and provided net cash of $1,241,000 in the comparable period last year. For the six months ended June 30,1997, accounts receivable increased by $3,525,000 while inventory increased by $661,000. The increase in accounts receivable was primarily due to increased sales of new products and slower payments on the average from customers. Other accrued liabilities increased by $970,000 compared to an increase of $537,000 for the same period last year.
This year's increase was attributable to an increase in deferred revenue resulting from maintenance contracts. Investing activities included property and equipment acquisitions of modular office furniture, manufacturing equipment, leasehold improvements and computer equipment and software of $1,303,000 in the six months ended June 30, 1997. Property and equipment acquisitions in the same period for last year consisted of manufacturing equipment, engineering equipment, computer equipment and phone equipment and were $793,000. Investment purchases in the six months ended June 30, 1997 were $5,041,000, compared to $16,296,000 for the six months ended June 30, 1996. Investments maturing in the six months ended June 30, 1997 were $9,000,000 and none matured in the six months ended June 30, 1996. On February 26, 1997, the board of directors authorized the Company to repurchase up to 500,000 shares of the Company's common stock through open market transactions. As of June 30, 1997 the Company had acquired 118,500 shares of the Company's common stock at a cost of $437,000. In the six months ended June 30, 1997 financing activities included proceeds of $227,000 from the issuance of stock under the provisions of the Employee Stock Purchase Plan and of $20,000 from the issuance of common stock from the exercise of incentive stock options, and expenses from the IPO of $3,000. In the six months ended June 30, 1996 a bank line of credit was paid off entirely, resulting in a net repayment of $224,000. Also in the six months ended June 30, 1996 financing activities consisted of net proceeds from the IPO of $27,515,000 and proceeds from the exercise of incentive stock options of $54,000. There were also payments on capital lease obligations of $31,000 in the six months ended June 30, 1997 and $35,000 in the same period of 1996.

       As of June 30, 1997, the Company had working capital of $30,355,000 compared to $28,813,000 as of December 31, 1996. Working capital as of June 30, 1997 included $20,734,000 in cash and short-term investments, $7,918,000 in
accounts receivable and $4,295,000 in inventory.   As of June 30, 1997, the
Company's current ratio (ratio of current assets to current liabilities) was 10.5:1, compared with a current ratio of 15.7:1 as of December 31, 1996. In addition the Company has $5,004,000 in government securities which have maturities greater than 12 months; however no maturity exceeds 24 months.

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

           CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE
                         PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1996
                            SPECTRALINK CORPORATION


       This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements speak only as of the date such written and oral statements are made and that actual events or results may differ materially. In evaluating such statements, investors should specifically consider the various factors which could cause actual results to differ materially from those indicated in such forward-looking statements. The most important factors that could cause actual results to differ from those expressed in the forward-looking statements include, but are not limited to the following:

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

o The assertion of intellectual property infringement claims against the Company.

o   Changes in economic conditions affecting the Company's customers.

o   Other factors over which the Company has little or no control.

                            SPECTRALINK CORPORATION
                          PART II - OTHER INFORMATION

       Item 4.  Submission of matters to a Vote of Security Holders

       At SpectraLink's Annual Meeting of Stockholders held on May 1, 1997, the following proposals were adopted by the margins indicated.

       1. To elect a Board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

                                                                           Number of Shares
                                                                      Voted For        Withheld
                                                                      ----------       --------
Bruce M. Holland                                                      16,431,608        37,320
                                                                      ----------        ------
Carl D. Carman                                                        16,429,108        39,820
                                                                      ----------        ------
Robert Cohn                                                           16,434,108        34,820
                                                                      ----------        ------
John W. Jarve                                                         16,435,108        33,820
                                                                      ----------        ------
Burton J. McMurtry                                                    16,435,108        33,820
                                                                      ----------        ------
F. Gibson Myers,  Jr.                                                 16,435,108        33,820
                                                                      ----------        ------

       2. To amend the Company's Stock Option Plan to increase the number of shares of Common Stock available for grant thereunder to 4,000,000. Number of shares voted: For 14,150,638; Against 140,145; Abstained 22,777; Broker non-votes 2,155,368.

       3. To amend the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock available for purchase thereunder to 500,000. Number of shares voted: For 14,333,686; Against 100,670; Abstained 25,477; Broker non-votes 2,009,095.

       4. To ratify the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company for the fiscal year ending December 31, 1997. Number of shares voted: For 16,444,200; Against 12,940; Abstained 11,788; Broker non-votes 0.

                            SPECTRALINK CORPORATION
                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPECTRALINK CORPORATION


Date:  August 11, 1997                  By: /s/ WILLIAM R. MANSFIELD
                                           -------------------------------------
                                           William R. Mansfield,
                                           Principal Financial and Accounting
                                           Officer and on behalf of the
                                           Registrant

                            SPECTRALINK CORPORATION
                                 EXHIBIT INDEX




Part II          Other Information                               Page
                                                                 ----
    Item 6       Exhibits and Reports on Form 8-K

                 (a)  Exhibits
                      27  Financial Data Schedule                  14
                 (b)  Form 8-K
                      None