Form 10QSB
period 1997-09-30
SPECTRALINK CORP
filed 1997-11-10
CIK 894268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10 - QSB

     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                       or

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from _________ to _________


                        Commission file number 0-28180
                                               -------

                            SPECTRALINK CORPORATION
               (Exact name of registrant as specified in charter)

              Delaware                           84-1141188
    (State or other jurisdiction of              (I.R.S.Employer
    incorporation or organization)               Identification Number)


    5755 Central Avenue, Boulder, Colorado       80301-2848
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

Applicable only to corporate issuers:
As of September 30, 1997 there were outstanding 19,154,370 shares of SpectraLink Corporation Common Stock - par value $.01.
Transitional Small Business Disclosure Format (check one):  Yes      No  x
                                                               -----   -----

                            SPECTRALINK CORPORATION
                                     INDEX

Part I          Financial Information                                                    Page
     Item 1     Financial Statements

                Balance Sheets at
                September 30, 1997 and December 31, 1996                                   3

                Statements of Operations
                Three months and nine months ended September 30, 1997 and 1996             4

                Statements of Cash Flows
                Nine months ended September 30, 1997 and 1996                              5

                Notes to Financial Statements                                              6

     Item 2     Management's Discussion and Analysis of  Financial Condition and
                Results of Operations                                                      7


Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995                                          10


Part II         Other Information

     Item 6     Exhibits and Reports on Form 8-K                                          11

                            SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                                    -------------           ------------
                                                                                         1997                   1996
                                                                                    -------------           ------------
 CURRENT ASSETS:                                                                      (UNAUDITED)
    Cash and cash equivalents                                                       $       6,455           $      7,334
    Short-term investments                                                                 13,012                 14,960
    Trade accounts receivable, net of allowance of approximately $297 at
       September 30, 1997 and $315 at December 31, 1996, respectively                       7,041                  4,393
    Inventory                                                                               5,021                  3,634
    Other                                                                                     565                    452
                                                                                    -------------           ------------
           Total current assets                                                            32,094                 30,773
                                                                                    -------------           ------------

 INVESTMENT IN GOVERNMENT SECURITIES                                                        6,006                  8,016

 PROPERTY AND EQUIPMENT, at cost:
     Furniture and fixtures                                                                 1,209                    731
     Equipment                                                                              3,064                  2,308
     Leasehold improvements                                                                   567                    255
                                                                                    -------------           ------------
                                                                                            4,840                  3,294
    Less  - Accumulated depreciation                                                       (2,358)                (1,673)
                                                                                    -------------           ------------
           Net property and equipment                                                       2,482                  1,621
 OTHER                                                                                         88                     54
                                                                                    =============           ============
 TOTAL ASSETS                                                                       $      40,670           $     40,464


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable                                                                $         427              $     358
    Accrued payroll, commissions, and employee benefits                                     1,158                    552
    Accrued warranty expenses                                                                 549                    314
    Other accrued expenses                                                                  1,035                    705
    Current portion of long-term debt                                                           -                     31
                                                                                    -------------           ------------
           Total current liabilities                                                        3,169                  1,960
                                                                                    -------------           ------------
           Total liabilities                                                                3,169                  1,960
                                                                                    -------------           ------------
 STOCKHOLDERS' EQUITY:
    Common stock                                                                              194                    191
    Additional paid-in capital                                                             48,548                 48,300
    Accumulated deficit                                                                   (10,669)                (9,987)
    Treasury stock at cost                                                                   (572)                     -
                                                                                    -------------           ------------
 TOTAL STOCKHOLDERS' EQUITY                                                                37,501                 38,504
                                                                                    -------------           ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $      40,670           $     40,464
                                                                                    =============           ============

                The accompanying notes to financial statements
                  are an integral part of these statements.

                            SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           ------------------                -----------------
                                                     SEPT 30, 1997    SEPT 30, 1996    SEPT 30, 1997    SEPT 30, 1996
                                                     -------------    -------------    -------------    -------------
NET SALES                                            $       7,002    $       5,068    $      20,242    $      16,829
COST OF SALES                                                3,213            1,919            9,647            6,412
                                                     -------------    -------------    -------------    -------------
    Gross profit                                             3,789            3,149           10,595           10,417
OPERATING EXPENSES
    Research and development                                   886              870            2,598            2,223
    Marketing and selling                                    2,996            1,819            8,274            5,162
    General and administrative                                 484              456            1,555            1,162
                                                     -------------    -------------    -------------    -------------
        Total operating expenses                             4,366            3,145           12,427            8,547
                                                     -------------    -------------    -------------    -------------
(LOSS) INCOME FROM OPERATIONS                                 (577)               4           (1,832)           1,870
INVESTMENT INCOME AND OTHER, net                               339              480            1,138              766
                                                     -------------    -------------    -------------    -------------
(LOSS) INCOME  BEFORE INCOME TAXES                            (239)             484             (694)           2,636
INCOME TAX  EXPENSE (BENEFIT)                                   11               24              (12)             132
                                                     -------------    -------------    -------------    -------------
NET (LOSS) INCOME                                    $        (249)   $         460    $        (682)   $       2,504
                                                     =============    =============    =============    =============
NET (LOSS) INCOME  PER COMMON AND
COMMON EQUIVALENT SHARES                             $      (0 .01)   $        0.02    $       (0.03)   $        0.14
                                                     =============    =============    =============    =============
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                                          19,900           19,920           19,760           18,210
                                                     =============    =============    =============    =============




                The accompanying notes to financial statements
                  are an integral part of these statements.

                           SPECTRALINK CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                            NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                              SEPT 30, 1997           SEPT 30, 1996
                                                                            -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                        $           ( 682)      $           2,504
   Adjustments to reconcile net (loss) income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                                                    737                     462
         Loss (gain) on sale/disposal of assets                                            14                     (31)
         Changes in assets and liabilities
            Increase in accounts receivable, net                                      ( 2,648)                   (630)
            Increase in inventory                                                      (1,387)                 (1,111)
            Increase in other assets                                                     (147)                   (291)
            Increase (decrease) in accounts payable                                        69                     (22)
            Increase in other accrued liabilities                                       1,171                     485
                                                                            -----------------       -----------------
           Net cash (used in) provided by operating activities                         (2,873)                  1,366

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (1,614)                 (1,054)
   Proceeds from disposal of property and equipment                                         2                      58
   Purchases of investments                                                           (10,042)               ( 22,332)
   Maturity of investments                                                             14,000                   1,000
   Purchases of treasury stock                                                           (572)                      -
                                                                            -----------------       -----------------
         Net cash provided by (used in) investing activities                            1,774                 (22,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit and notes payable                                           -                     275
   Repayments on line of credit and notes payable                                           -                    (610)
   Payments on capital lease obligations                                                  (31)                    (53)
   Proceeds from exercise of incentive common stock options                                27                      63
   Proceeds from sale of common stock                                                     224                  27,684
                                                                            -----------------       -----------------
        Net cash provided by  financing activities                                        220                  27,359
                                                                            -----------------       -----------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (879)                  6,397
CASH AND CASH EQUIVALENTS, beginning of period                                          7,334                   1,729
                                                                            -----------------       -----------------
CASH AND CASH EQUIVALENTS, end of period                                    $           6,455       $           8,126
                                                                            =================       =================





                The accompanying notes to financial statements
                  are an integral part of these statements.

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   UNAUDITED
1.  Basis of Presentation

The accompanying financial statements as of September 30, 1997 and 1996 and for the quarters and nine months then ended have been prepared from the books and records of the Company and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 presented in the Company's filings with the Securities and Exchange Commission. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.


2.  Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 1997 and December 31, 1996 consisted of the following:

                     1997                    1996
                   ---------               ---------
                   Unaudited
                   ---------
Raw materials      $   2,494               $   1,674
Work in process           70                       5
Finished goods         2,457                   1,955
                   ---------              ----------
                   $   5,021              $    3,634
                   =========              ==========


3.  Net Income (Loss) per Common and Common Equivalent Share

Net income (loss) per common and common equivalent share has been computed using the weighted average number of shares of common stock and common stock equivalent shares from stock options and warrants outstanding (using the treasury stock method). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices significantly below the assumed public offering price during the twelve month period prior to the initial public offering date of April 26, 1996 (using the treasury stock method) have been included in the calculation as if they were outstanding for all periods prior to April 26, 1996.

The Company will be required to adopt the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" effective for the year ending December 31, 1997. For all companies, SFAS 128 requires presentation of a basic earnings per share and a diluted earnings per share that are based upon calculations that may result in differences from previously reported net income (loss) per common and common equivalent shares. The Company has not quantified the impact of SFAS 128, but does not believe that diluted earnings per share will substantially differ from previously reported results.

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

RESULTS OF OPERATIONS

The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.


Statement of Operations Data:

                                   Three Months Ended September 30,       Nine Months Ended September 30,
                                   --------------------------------       -------------------------------

                                        1997              1996                 1997             1996
                                       ------            ------               ------           ------

Net Sales                               100.0%            100.0%               100.0%           100.0%

Cost of Sales                            45.9%             37.9%                47.7%            38.1%
Gross Profit                             54.1%             62.1%                52.3%            61.9%

Operating Expenses:
  Research and Development               12.7%            17.1%                  12.8%           13.2%
  Marketing and Selling                  42.8%            35.9%                  40.9%           30.7%
  General and Administrative              6.9%             9.0%                   7.7%            6.9%
Total Operating Expenses                 62.4%            62.0%                  61.4%           50.8%
(Loss) Income from Operations           (8.2)%              .1%                 (9.1)%           11.1%
Investment Income and Other, net          4.8%             9.5%                   5.6%            4.6%
(Loss) Income  Before Income Taxes      (3.4)%             9.6%                 (3.4)%           15.7%
Income Tax Expense (Benefit)              0.2%              .5%                 (0.1)%             .8%
Net (Loss) Income                       (3.6)%             9.1%                 (3.4)%           14.9%

                            SPECTRALINK CORPORATION
           QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased by 38% to $7,002,000 in the third quarter of 1997 from $5,068,000 in the third quarter of 1996. Net sales for the nine months ended September 30, 1997 increased by 20% to $20,242,000 from $16,829,000 for the comparable nine months in 1996. Sales increases for both periods were mainly due to increased penetration of the retail store market, but additionally the sales in the healthcare and manufacturing sectors of the market have also increased.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. Gross profit increased by 20% to $3,789,000 in the third quarter of 1997 from $3,149,000 in the third quarter of 1996. For the nine months ended September 30, 1997 gross profit increased by 2% to $10,595,000 from $10,417,000 for the same period last year. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 54.1% in the third quarter of 1997 from 62.1% in the third quarter of 1996. For the nine months ended September 30, 1997 gross profit margin decreased to 52.3% from 61.9% in the same period last year. The quarterly and nine month decreases in gross profit margin were primarily due to ( i ) volume pricing concessions, ( ii ) service costs associated with the series 300 product line, ( iii ) warranty accruals, and ( iv ) customer mix.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 2% to $886,000 in the third quarter of 1997 from $870,000 in the third quarter of 1996, representing 12.6% and 17.1%, respectively, of net sales. Research and development expenses in the third quarter of 1997 were associated with new products, development of additional digital interfaces to existing PBX systems, and new manufacturing process development in conjunction with new product designs. In the third quarter of 1996, research and development efforts were concentrated on new product development, improvements to existing products, and manufacturing process improvements. For the nine months ended September 30, 1997 research and development increased by 17% to $2,598,000 from $2,223,000 for the same period last year. The Company expects to increase its current level of spending on research and development.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 65% to $2,996,000 in the third quarter of 1997 from $1,819,000 in the third quarter of 1996, representing 42.8% and 35.9%, respectively, of net sales. For the nine months ended September 30, 1997 sales and marketing expenses increased by 60% to $8,274,000 from $5,162,000 for the same period last year, representing 40.9% and 30.7%, respectively, of net sales. These increases were primarily the result of adding sales personnel to increase market penetration.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, and human resources as well as legal and other professional services. General and administrative expenses increased by 6% to $484,000 in the third quarter of 1997 from $456,000 in the third quarter of 1996, representing 6.9% and 9.0%, respectively, of net sales. For the nine months ended September 30, 1997 general and administrative expenses increased by 34% to $1,555,000 from $1,162,000 for the same period last year, representing 7.7% and 6.9%, respectively, of net sales. The increases in expenses were associated with support for increased staffing and public company activities.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. The increase in this category from the third quarter of 1996 to the third quarter of 1997 was primarily due to interest income from investment activities associated with net proceeds of approximately $27 million from the public offering completed in May, 1996.

Income Tax. The Company has available tax loss carryforwards to offset estimated 1997 taxable income. The Company's tax provision in 1997 consists of an accrual for state and federal alternative minimum taxes estimated at 5% of taxable income.

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

                            SPECTRALINK CORPORATION
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used net cash of $2,873,000 in the nine months ended September 30, 1997, and provided net cash of $1,366,000 in the comparable period last year. For the nine months ended September 30,1997, accounts receivable increased by $2,648,000 while inventory increased by $1,387,000.
The increase in accounts receivable was primarily due to increased sales of new products and slower payments on the average from customers. Other accrued liabilities increased by $1,171,000 compared to an increase of $485,000 for the same period last year. This year's increase was mainly attributable to an increase in accrued payroll expenses and commissions. Investing activities included property and equipment acquisitions of modular office furniture, leasehold improvements, computer equipment, and software of $1,614,000 in the nine months ended September 30, 1997. Property and equipment acquisitions in the same period for last year consisted of manufacturing equipment, engineering equipment, computer equipment and phone equipment and were $1,054,000. Investment purchases in the nine months ended September 30, 1997 were $10,042,000, compared to $22,332,000 for the nine months ended September 30, 1996. Investments maturing in the nine months ended September 30, 1997 were $14,000,000 and $1,000,000 matured in the nine months ended September 30, 1996. On February 26, 1997, the board of directors authorized the Company to repurchase up to 500,000 shares of the Company's common stock through open market transactions. As of September 30, 1997 the Company had acquired 148,500 shares of the Company's common stock at a cost of $572,000. In the nine months ended September 30, 1997 financing activities included proceeds of $224,000 from the issuance of stock under the provisions of the Employee Stock Purchase Plan, and proceeds of $27,000 from the issuance of common stock from the exercise of stock options. In the nine months ended September 30, 1996 a bank line of credit and note payable to lessor were paid off entirely, resulting in a net repayment of $335,000. Also in the nine months ended September 30, 1996 financing activities consisted of net proceeds from the IPO of $27,380,000, proceeds from the issuance of stock under the provisions of the Employee Stock Purchase Plan of $304,000 and from the exercise of stock options of $63,000. There were also payments on capital lease obligations of $31,000 in the nine months ended September 30, 1997 and $53,000 in the same period of 1996.

     As of September 30, 1997, the Company had working capital of $28,925,000 compared to $28,813,000 as of December 31, 1996. Working capital as of September 30, 1997 included $19,467,000 in cash and short-term investments,
$7,041,000 in accounts receivable and $5,021,000 in inventory.   As of
September 30, 1997, the Company's current ratio (ratio of current assets to current liabilities) was 10.1:1, compared with a current ratio of 15.7:1 as of December 31, 1996. In addition the Company has $6,006,000 in government securities which have maturities greater than 12 months; however no maturity exceeds 24 months.

     The Company believes that its' current resources and cash generated from operations will be sufficient to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for at least the immediate future.

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

        * The ability of the Company and it's distributors to develop and execute effective marketing and sales strategies.

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

        * The assertion of intellectual property infringement claims against the Company

        * Changes in economic conditions affecting the Company's customers.

        * Other factors over which the Company has little or no control.

                            SPECTRALINK CORPORATION





Part II             Other Information                                        Page
     Item 6         Exhibits and Reports on Form 8-K

                    (a)  Exhibits
                         27  Financial Data Schedule                          14

                    (b)  Reports on Form 8-K
                         No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SPECTRALINK CORPORATION
                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SPECTRALINK CORPORATION


Date:  November  10, 1997             By: /s/ WILLIAM R. MANSFIELD
                                         -------------------------
                                      William R. Mansfield,
                                      Principal Financial and Accounting Officer
                                      and on behalf of the Registrant

                            SPECTRALINK CORPORATION
                                 EXHIBIT INDEX




Part II          Other Information                                     Page
     Item 6      Exhibits and Reports on Form 8-K

                 (a)  Exhibits
                       27  Financial Data Schedule