Form 10KSB40
period 1997-12-31
SPECTRALINK CORP
filed 1998-03-30
CIK 894268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       or
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to ______

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

                               5755 CENTRAL AVENUE
                             BOULDER, COLORADO 80301
                                 (303) 440-5330
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenue for its most recent fiscal year. $27,785,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $23,058,455 as of March 10, 1998.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,202,206 shares of common stock, $.01 par value, were outstanding as of March 10, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 9, 10, 11 and 12 of Part III of this Form 10-KSB are incorporated by reference from the issuer's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's fiscal year.

                                     PART I
ITEM 1. BUSINESS.

OVERVIEW

     SpectraLink Corporation ("SpectraLink" or the "Company") was incorporated in Colorado in April 1990, and was reincorporated in Delaware in March 1996. SpectraLink designs, manufactures and sells on-premises wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. The SpectraLink Pocket Communications System increases the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. The system uses a micro-cellular design consisting of three components: a Master Control Unit ("MCU"), Remote Cell Units ("RCUs") and Pocket Telephones ("PTs"). The Company's proprietary MCU interfaces directly with a PBX, Centrex or key/hybrid system. The MCU also connects with the system's RCUs, which are small radio transceivers located throughout the customer's facility that relay calls between the six-ounce Pocket Telephones and the telephone system. Calls are handed off from one RCU to another as a user moves throughout the facility.

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

     A number of cellular service providers offer products that specifically address on-premises applications. These micro-cellular systems operate as a subset of the public cellular network, and attach to a business phone system to provide wireless phones to on-premises users. Although these systems operate in the public cellular frequency band (824-894 MHz), a user cannot access them with a traditional cellular phone. Proprietary dual-mode phones are required to access the business phone system when used on the premises, or the public cellular network when used off the premises. Currently, calls cannot be handed off between the on-premises network and the public cellular network. Because these micro-cellular systems use the same frequency band as public cellular telephone service, they may have limited capacity in areas with a large number of cellular subscribers. In addition, the use of analog transmissions may diminish conversation privacy.

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

     Products dedicated to unlicensed, on-premises use first appeared in the 1990s in the 902-928 MHz band. These adjunct products attach directly to business telephone systems and provide wireless phone extensions that can be used on the premises. Because these systems are unlicensed, they can be installed or relocated without prior approval from the Federal Communications Commission ("FCC"). The 902-928 MHz band has been set aside for unlicensed products which employ either narrow-band or spread-spectrum technology. Because systems in the 902-928 MHz band that employ narrow band technology are required to operate at lower power levels than spread-spectrum systems, they generally have inferior range and are more susceptible to interference. Multi-cellular wireless business phone systems that provide hand-off and systems that restrict wireless phones to a single base station are available in the 902-928 MHz band.

     In 1994, the FCC allocated additional spectrum in the 1900 MHz range for unlicensed on-premises applications. Although the FCC originally proposed to allocate 20 MHz of new spectrum to meet on-premises wireless telephone system requirements, ultimately only 10 MHz from 1920-1930 MHz was assigned for this purpose. The products which have been introduced for this new spectrum are commonly referred to as unlicensed personal communications systems ("U-PCS"). This comparatively limited new spectrum is currently occupied by microwave radios which must be cleared for full unlicensed use of the band. According to the FCC, the U-PCS manufacturers or providers that intend to clear the spectrum must pay the microwave radio operator all costs associated with the relocation of its microwave equipment. Typically, the relocation costs will be borne by a fee assigned to each U-PCS radio device, including handsets and base stations. While U-PCS products are designed to operate as unlicensed systems, installation of a system may require a frequency coordination study of the area to insure the U-PCS system will not interfere with a fixed microwave system, and the U-PCS user cannot move or expand the system without an additional coordination study. Furthermore, the radio propagation characteristics of this band compared to those of lower frequencies may require a greater number of base stations for in-building applications.

PRODUCTS

     The Pocket Communications System uses a micro-cellular design consisting of three components: an MCU, RCUs and Pocket Telephones. The MCU is installed near the PBX or key/hybrid system, or at the Centrex demarcation location. There are two ways in which the MCU connects to the phone system. It can either interface directly with the analog ports of the host telephone switching system, or, in some cases, it can connect via a digital interface to certain PBX systems and key/hybrid systems. Currently, the Company supports digital interfaces to the following phone systems: Definity(R) PBX systems and Merlin Legend(R) key systems from Lucent Technologies; Meridian 1(R) PBX Systems and Norstar(R) key systems from Northern Telecom, Ltd.; Rolm 9751 and 9200 CBX systems from Siemens Business Communications Systems, Inc.; SX-200 and SX-2000 PBX systems from Mitel Corporation; Strata(R) DK280 and DK424 systems from Toshiba Corporation; and DTS and DXP systems from Comdial, Inc. Additionally, the Spectralink Open Application Interface (OAI) enables SpectraLink Pocket Telephones to be used in conjunction with data servers.

     The MCU is also connected to the RCUs. The RCUs are small radio transceivers connected to the MCU via twisted-pair telephone wiring and provide the wireless link to the Pocket Telephones. The Pocket Telephone is a six ounce portable phone with an alphanumeric display. When the SpectraLink system is connected to the phone system using analog ports, the Pocket Telephone will provide many of the calling features of a desk phone, including transfer, conference calling and hold. When the system is digitally interfaced to the phone system, the Pocket Telephone will also support the advanced features of the host phone system such as calling party identification or calling party name display. The Pocket Telephone provides up to four hours of talk time or up to eighty hours of standby time between battery recharges.

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

     SpectraLink offers a family of Pocket Communications Systems: the PCS 50E, the PCS 150E, and the PCS 2000E. The three systems are targeted to meet the needs of a variety of applications.


     The PCS 50E supports up to eight Pocket Telephones and includes one RCU. It was designed for facilities of less than 50,000 square feet such as small retail stores, branch banks, small offices and small manufacturing facilities.

     The PCS 150E supports up to 64 Pocket Telephones and up to 16 RCUs. A total of four MCU controllers can be interconnected to support the maximum complement of Pocket Telephones and RCUs. The typical applications for the PCS 150E are retail stores, healthcare clinics and nursing homes.

     The PCS 2000E supports up to 720 Pocket Telephones and up to 180 RCUs. Its typical applications are hospitals, corporate offices, manufacturing facilities and convention centers.

     The PCS 50E, PCS 150E and PCS 2000E support analog or digital integration with a PBX or key/hybrid system.

TECHNOLOGY

         The Company devotes significant planning and resources to development and use of advanced technology. This focus on technology is necessary to meet the requirements for delivery of portability, indoor radio and system performance, high reliability, low cost and manufacturability.

         Spread Spectrum Technology and Frequency Hopping. Spread spectrum is a radio frequency transmission technique in which the transmitted information is spread over a relatively wide bandwidth. The Company also uses a form of spread spectrum transmission called frequency hopping, a technique that combines an information signal with a radio carrier whose frequency assignment changes rapidly in a pseudo random manner at the transmitter. The signal resulting from frequency hopping is decoded at the receiving end using the same pseudo random frequency pattern. The use of frequency hopping spread spectrum technology makes transmissions more immune to interference, reduces the possibility of interference with others, provides privacy against eavesdropping and improves the quality of voice transmission. The FCC rules governing spread spectrum operation permit higher RF transmitter power levels, thus improving indoor propagation over a wide range of interior building construction types and simplifying system planning and implementation. While there are many advantages to the spread spectrum technique, it is more complex to implement than the more commonly used narrowband modulation techniques. The Company believes that its Pocket Communications System is currently the only micro-cellular spread spectrum wireless telephone system in the 902-928 MHz band.

         Radio Technology. SpectraLink has designed radio transceivers and digital circuits to implement the complex spread spectrum technique at an economical cost and in a small form factor. The Company's radio transceiver and digital circuit architectures also minimize power consumption and enhance manufacturability and reliability.

         ASIC Design. SpectraLink's expertise in digital ASIC technology allows its systems to be miniaturized, power-efficient and cost effective. ASICs are used in the Company's Pocket Telephone, RCU and MCU designs. The Company expects to develop additional ASICs and to incorporate these devices into future systems.

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

         Call Handoff. Critical to the acceptance of on-premises wireless systems by users accustomed to high-quality telephone performance is a hand-off from cell to cell which has virtually no disruptive effect on the call in progress. SpectraLink has developed proprietary software to address the frequent and unpredictable nature of on-premises inter-cell hand-offs due to interference, multipath degradation and interior obstructions. Software resident in the Pocket Telephones automatically selects the best cell among available RCUs. The unique digital implementation of the SpectraLink Pocket Communications System results in a seamless hand-off.

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

SALES, MARKETING AND CUSTOMER SUPPORT

     Sales and Marketing

     SpectraLink sells and supports its systems through direct, distributor and dealer sales forces. This strategy is intended to reduce SpectraLink's dependence on a single channel and to permit broad marketing of the SpectraLink systems.

     Direct Sales. As of January 31, 1998, the Company had 61 employees in its direct sales organization. The Company has direct sales offices in the metropolitan areas of Atlanta, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Dallas, Denver, Los Angeles, Milwaukee, New York, Philadelphia, Phoenix, San Francisco, Seattle, St. Louis, Tampa, and Washington, D.C.

     Distributors. SpectraLink distributes its entire product line through a number of telecommunications distributors in the United States and Canada, currently including Ameritech, Bell Atlantic, Fujitsu Business Communication Systems, GTE Communication Systems, InteCom, Inc., Mitel Telecommunications Systems, Inc., and Indyme, Inc. Each of these companies has a non-exclusive distribution relationship with SpectraLink. The Company does not restrict its distributors from selling in the same geographical areas.

     In 1995, SpectraLink entered into a distribution and marketing agreement with Hill-Rom Company, Inc. ("Hill-Rom"), a subsidiary of Hillenbrand Industries, Inc., a leading manufacturer and distributor of patient-care systems. This agreement provided that Hill-Rom would sell the Company's systems to hospitals, medical clinics, and medical office buildings. Hill-Rom's sales of SpectraLink equipment were slower than expected in 1996. Accordingly, SpectraLink and Hill-Rom modified their agreement in 1997, such that SpectraLink's direct sales representatives have primary responsibility for sales to this market.

     Dealers. SpectraLink has established a dealer network primarily comprised of local phone interconnect companies and two-way radio dealers. SpectraLink dealers have a non-exclusive dealer relationship with SpectraLink. As of March 6, 1998, the Company's dealer network currently was comprised of 71 dealers in 157 locations.

     The Company currently sells its systems in the United States, Canada and Mexico. In the future, the Company may consider selling its systems in other countries which permit operation in the 902-928 MHz band using spread spectrum radio transmissions. The Company has no current plans to market its systems in Asia or Europe.

     Customer Support

     The Company has established a customer support department dedicated to planning, installing and maintaining the SpectraLink systems. Customer support personnel are located at the Company's facilities in Boulder, Colorado; Los Angeles, California; Atlanta, Georgia; Chicago, Illinois; and Washington, D.C.

     Because of the relative complexity of designing on-premises wireless telephone systems, the customer support department is a critical factor in the Company's overall product and market strategy. The customer support department is involved with the customers during early customer contact, the system configuration and installation phases, and the on-going maintenance period.

     The PTs, RCUs and MCUs are warranted to be free of defects upon delivery. The Company provides Standard Warranty and Maintenance coverage at no cost for a limited period of time. Thereafter, the customer support department provides various levels of support, based on the maintenance level selected by the customer.

CUSTOMER DEPENDENCE

     While the Company has a diverse customer base, during 1997 two customers comprised more than 10% of total sales. Direct sales to The Home Depot, Inc. were 10.8% of total sales, and sales to Ameritech, a distributor, were 10.5% of sales.

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

COMPETITION

     The on-premises wireless telephone system industry is intensely competitive and acutely influenced by the introduction of new products. The competitive factors affecting the market for the Company's systems include product functionality and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price and the effectiveness of marketing and sales efforts. Most of the Company's competitors have significantly greater financial, technical, research and development, and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, purchasers may prefer to buy all of their telephone communications systems from a single source provider, such as Lucent Technologies, Northern Telecom Limited, LM Ericsson Telephone Co., Harris Corporation, or Siemens Business Communications Systems, Inc., all of whom manufacture and sell PBX or key/hybrid systems. Because the Company focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone communications system. There can be no assurance that the Company will be able to compete successfully in the future.

     Because there are different methods and different radio frequency bands by which wireless communications can be delivered, the Company believes there are four primary categories of direct competition: (i) the 902-928 MHz band, where the Company's systems operate; (ii) unlicensed PCS, or U-PCS, in the 1920-1930 MHz band; (iii) licensed low-power, in-building cellular in the 824-894 MHz band; and (iv) licensed PCS in the 1850-1990 MHz band. In the 902-928 MHz band, the Company believes that LM Ericsson Telephone Co. and Siemens Business Communications Systems, Inc. are the only companies other than SpectraLink which offer micro-cellular telephone systems and that competitors offering single-cell, single user products include Lucent Technologies, Northern Telecom Limited, and Uniden America Corporation. The Company believes that competitors offering U-PCS in the 1920-1930 MHz band present the greatest potential threat of competition to the Company because the products in this band will be able to provide similar functionality to that of the Company's systems. There are a number of competitors offering U-PCS systems in the 1920 to 1930 MHz band including LM Ericsson Telephone Co., Lucent Technologies, Northern Telecom Ltd., and Harris Corporation. Various leading manufacturers have established a number of common air interface standards for unlicensed, on-premises operation in the 1920-1930 MHz band. Three of these standards have been approved. The primary status accorded to U-PCS products that will eventually occupy the 1920-1930 MHz band and the existence of air interface standards may make these products more attractive to certain customers. Low-power, on-premises cellular systems operating in the 824-894 MHz band are manufactured and distributed principally by AG Communications, Mitsubishi Corporation, Northern Telecom, Ltd., and Panasonic Communications and Systems Company, and potentially can be offered through all cellular operators. The Company believes that licensed PCS operators such as AT&T Wireless, BellSouth Mobility DCS, Centennial Cellular Corporation, Omnipoint Communications, Pacific Bell Mobile Services, Powertel, Inc., PrimeCo Personal Communications, Sprint PCS, and Western Wireless Corporation, operating in the 1850-1990 MHz band, intend to target the in-building, on-premises market with service offerings similar to the low-power, in-building cellular derivatives. In addition, a new category of competition has recently emerged with products utilizing voice-over IP technology in the 2400 MHz band, such as those announced by Symbol Technologies, Inc. While there are many differences in the technologies used to deliver wireless telephone communications in these categories, all of the competitive factors described in the preceding paragraph are applicable, particularly the significantly greater financial, technical, research and development and marketing resources of such competitors.

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

PROPRIETARY RIGHTS

     The Company's future success depends, in part, upon its proprietary technology. The Company relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect its proprietary rights. As part of these confidentiality procedures, the Company enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. The Company has been awarded eight United States patents in the areas of radio frequency and spread spectrum digital communication, with various expiration dates, none earlier than 2011. In addition, the Company has two United States patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

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

     The principal components of SpectraLink's systems are unpopulated printed circuit boards, electronic components, including microprocessors and ASICs, and metal or plastic housings, all of which are purchased from outside vendors. Although alternate suppliers are available for most of the components, qualifying replacement suppliers and receiving components could take up to several months. Many components are available only from sole source suppliers and embody such parties' proprietary technologies. There can be no assurance that any sole source supplier will continue to provide the required components in sufficient quantities with adequate quality and at acceptable prices. The Company would be adversely affected if, in order to develop alternative suppliers, a redesign of the Company's subassemblies was necessary. The Company does maintain, or requires suppliers to maintain, inventory to allow it to fill customer orders without significant interruption during the period that the Company believes would be required to obtain alternate supplies of many replacement components. However, there can be no assurance that the Company will have sufficient inventory supply to meet every possible contingency. Any shortage or discontinuation of, or manufacturing defect in, the supply of these components would have a material adverse effect on the Company's operations.

     From January 1996 until May 1997, the Company manufactured and assembled all of its systems in a leased 11,300 square foot facility located in Boulder, Colorado. In May 1997, the Company moved its manufacturing operation to its new corporate headquarters, a 37,000 square foot leased facility in Boulder, Colorado. Since the Company relies on a sole manufacturing facility, a major catastrophe could result in a prolonged interruption of the Company's business.

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

     As of February 27, 1998, the Company employed 26 people in support of its research and development activities. The Company invested approximately $3,506,000, $3,073,000 and $1,930,000 in 1997, 1996 and 1995, respectively, in research and development. The Company expects to increase its investment in research and development. The inability of the Company to introduce in a timely manner new products or enhancements to existing products that contribute to sales could have a material adverse effect on the Company's business and financial condition.

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

     In the federal regulatory framework, Part 15 spread spectrum systems are accorded secondary status in the 902-928 MHz band, which means that their operators must accept interference received and correct any interference caused to other systems, even if it requires the operator to cease operating in the band. This status has been modified somewhat by an FCC rule in Docket 93-61 which established an irrebuttable presumption of non-interference in favor of
Part 15 devices which meet certain requirements. The Company believes its Pocket Communications System satisfies these requirements. In addition, the Part 15 rules provide SpectraLink with additional flexibility to resolve interference under certain circumstances.


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

EMPLOYEES

As of February 17, 1998, the Company employed 222 persons, 202 of whom were full time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's corporate headquarters and manufacturing, research, and development activities are situated in Boulder, Colorado in one 37,000 square foot leased building at 5755 Central Avenue. In addition, the Company has leased 7,500 square feet of office space at 5744 Central Avenue. The Company also has two leased facilities in Boulder which it previously occupied: approximately 2,100 square feet at 1650 38th Street, the lease for which expires in April 1998 and approximately 11,300 square feet at 3220 Prairie Avenue, which is presently being subleased. The length of these leases is as follows: (i) the lease for the 5755 Central Avenue facility runs through June 2005, (ii) the lease for the 5744 Central Avenue begins April 1, 1998 and runs for three years, (iii) the lease at 3220 Prairie Avenue runs through November 2000 (with certain renewal options). The Company has short-term leases for its sales offices. The Company believes that the combination of its existing facilities together with the availability of additional space for lease in the Boulder and other real estate markets will be adequate to meet its current and foreseeable facilities needs.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No meetings of the Company's stockholders were held during the fourth quarter of 1997.


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

                                         1997                       1996
                                    HIGH      LOW             HIGH     LOW
                                    ----      ---             ----     ---
         First quarter             $4.250   $2.500                *       *
         Second quarter             6.500    3.125          $12.875  $7.625
         Third quarter              5.875    3.625            9.625   5.000
         Fourth quarter             4.875    2.500            6.875   2.500

* The common stock began trading on Nasdaq on April 26, 1996.


     The Company has never declared or paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

     On March 13, 1998, the Company had approximately 142 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

OVERVIEW

     SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June 1992, and has subsequently sold approximately 3,000 systems and 60,000 phones. SpectraLink's primary sales efforts are currently focused on home improvement and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing facilities, and corporate offices. SpectraLink sells its systems in the United States, Canada, and Mexico through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. In the future, the Company may consider selling its systems in other countries outside the United States which permit operation in the 902-928 MHz band using spread spectrum radio transmissions. The Company has no current plans to market its systems in Asia or Europe.

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

RESULTS OF OPERATIONS

     The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                                                            YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                       1997          1996          1995
                                                                      -------       -------      -------
STATEMENT OF OPERATIONS DATA:
Net sales .......................................................       100.0%        100.0%       100.0%
Cost of sales ...................................................        45.9          38.5         48.2
                                                                      -------       -------      -------
Gross profit ....................................................        54.1          61.5         51.8
Operating expenses:
  Research and development ......................................        12.6          14.3         11.6
  Marketing and selling .........................................        41.2          32.9         27.8
  General and administrative ....................................         7.8           7.4          6.0
                                                                      -------       -------      -------
Total operating expenses ........................................        61.6          54.6         45.3
                                                                      -------       -------      -------
(Loss) income from operations ...................................        (7.6)          6.9          6.4
Investment income and other, net ................................         5.5           5.6          1.0
                                                                      -------       -------      -------
(Loss) income before income taxes ...............................        (2.0)         12.5          7.4
Income tax expense ..............................................          --           0.6          0.3
                                                                      -------       -------      -------

Net (loss) income ...............................................        (2.0%)        11.9%         7.1%
                                                                      =======      ========      =======

FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased by 29% to $27,785,000 in 1997 from $21,491,000 in 1996. This increase was predominantly due to the growing acceptance of SpectraLink systems in the marketplace.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. Gross profit increased by 14% to $15,018,000 in 1997 from $13,225,000 in 1996. The Company's gross profit margin (gross profit as a percentage of net sales) decreased to 54.1% in 1997 from 61.5% in 1996. The decrease in gross profit margin was primarily due to (i) lower pricing to customers associated with volume orders,
(ii) costs associated with the introduction of new products and (iii) increased service, installation, and warranty costs.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 14% to $3,506,000 in 1997 from $3,073,000 in 1996, representing 12.6% and 14.3%, respectively, of net sales. Research and development expenses in both 1996 and 1997 were associated with new product development, improvements to existing products, and manufacturing process improvements.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 62% to $11,458,000 in 1997 from $7,073,000 in 1996, representing 41.2% and 32.9%, respectively, of net sales. These increases in both dollar expense and percent of sales were primarily due to adding sales and marketing personnel to increase sales and market penetration.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources as well as legal and other professional services. General and administrative expenses increased by 35% to $2,154,000 in 1997 from $1,590,000 in 1996, representing 7.8% and 7.4%, respectively, of net sales. The increase was primarily associated with the higher volume of production and sales, and the expense of being a public company for a full year.

Investment Income and Other (Net). Investment income is the result of the Company's investment in money market, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. The increase in this category from 1996 to 1997 was primarily due to interest income from investment activities for all of 1997 compared to only seven months for 1996.

Income Tax. As of December 31, 1997, the Company had total net operating loss carryforwards of $7,974,000 and approximately $1,000,000 of research and development and alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities. The tax credit and net operating loss carryforwards expire between 2007 and 2012 and are subject to examination by the tax authorities. The Company's tax provision in 1996 consists of an accrual for state and federal minimum taxes.

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

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources as well as legal and other professional services. General and administrative expenses increased by 59% to $1,590,000 in 1996 from $1,000,000 in 1995, representing 7.4% and 6.0%, respectively, of net sales. The increase in expense was primarily associated with becoming a public company and with the higher volume of production and sales.

Investment Income and Other (Net). Investment income is the result of the Company's investment in money market, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. The increase in this category from 1995 to 1996 was primarily due to interest income from investment activities associated with net proceeds of approximately $27 million dollars from the public offering completed in May 1996.

Income Tax. The Company's tax provision in 1995 consists of an accrual for state and federal minimum taxes. The Company's tax provision in 1996 consists primarily of an accrual for state and federal alternative minimum taxes estimated at 5% of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used net cash of $2,205,000 in 1997. From December 31, 1996 to December 31, 1997, accounts receivable increased $3,278,000 while inventory increased $1,132,000. The increase in accounts receivable was primarily due to higher 1997 net sales, as compared to the corresponding period in 1996. The increase in inventory was required to support the higher 1997 net sales. Investing activities in 1997 consisted of $2,008,000 for office furniture acquisitions, leasehold improvements, and equipment mainly for engineering and manufacturing. Purchases of investments were $16,900,000 in 1997. Investments of $20,000,000 matured in 1997. Financing activities in 1997 included proceeds from the issuance of stock under the provisions of the Employee Stock Purchase Plan of $462,000, and issuance of common stock of $44,000 from the exercise of incentive stock options. In 1997, the final capital lease obligations of $31,000 were paid and the lease equipment was purchased for $72,000. On February 26, 1997, the Board of Directors authorized the Company to buy back up to 500,000 shares of the Company's common stock. As of December 31, 1997 the Company had purchased 288,500 shares of common stock at an aggregate purchase price of $1,024,000.

     As of December 31, 1997, the Company had working capital of $27,903,000 compared to $28,813,000 as of December 31, 1996. Working capital as of December 31, 1997 included $18,654,000, $7,671,000 and $4,766,000 in cash and short term investments, accounts receivable and inventory, respectively. As of December 31, 1997, the Company's current ratio (ratio of current assets to current liabilities) was 8.5:1, compared with a current ratio of 15.7:1 as of December 31, 1996.

     The Company believes that its current cash, cash equivalents and investments (including investments in government securities with maturities greater than one year and therefore classified as long term assets), and cash generated from operations will be sufficient, based on the Company's presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for the foreseeable future. There can be no assurance, however, that the Company will not require additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs or obtain funds through arrangements that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

     Many existing computer systems, applications software, and other control devices, rely on only two digits to identify the year, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger and accounts payable modules), customer service, manufacturing, infrastructure, embedded computer chips, networks, telecommunications equipment and end products. The Company also relies, directly or indirectly, on the external systems, software and devices of business enterprises such as customers, suppliers, creditors, financial organizations, consultants, and governmental entities, both domestic and international, for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the results of operations or financial position of the Company in any given year. However, in addressing the year 2000 impact on internal systems, applications and devices, the Company has relied upon representations from its various suppliers and no assurances can be given that additional year 2000 issues will not arise. In addition, even if the Company's internal systems, applications and devices are not materially affected by the year 2000 issue, the Company could still be adversely affected through disruptions in the operations of other enterprises with which the Company interacts.

INITIAL PUBLIC OFFERING

        On May 1, 1996, the Company received $24,924,000 in proceeds from a public offering of 3,350,000 shares of common stock. Of the proceeds, approximately $939,000 were used to cover the expenses of the initial public offering and an additional $610,000 to pay off the equipment purchase line of credit and the note payable to lessor. The remaining funds were invested in investment-grade debt securities. Concurrent with the closing of the offering,
(i) all outstanding shares of preferred stock were automatically converted to common stock at a ratio of one share of preferred stock to one and a half shares of common stock and (ii) all outstanding warrants converted into shares of common stock. On May 20, 1996, the IPO underwriters exercised their option to purchase an additional 455,100 shares from the Company for $3,386,000; the Company also invested these proceeds in investment-grade securities.


                                      OTHER

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) the failure of the market for on-premises wireless telephone systems to grow or to grow as quickly as the Company anticipates, (ii) the intensely competitive nature of the wireless communications industry, (iii) the ability of the Company and its distributors to develop and execute effective marketing and sales strategies, (iv) the Company's reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process, (v) the risk of business interruption arising from the Company's dependence on a single manufacturing facility, (vi) the Company's dependence on a single product line, (vii) the Company's ability to manage potential expansion of operations,
(viii) the Company's ability to attract and retain key personnel, (ix) the Company's ability to respond to rapid technological changes within the on-premises wireless telephone industry, (x) changes in rules and regulations of the FCC, (xi) the Company's ability to protect its intellectual property rights,
(xii) the assertion of intellectual property infringement claims against the Company, (xiii) changes in economic and business conditions affecting the Company's customers, (xiv) other factors over which the Company has little or no control, and (xv) potential fluctuations in the Company's future operating results. The Company has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include (a) fluctuating market demand for, and declines in the average selling prices of, the Company's products, (b) the timing of and delay of significant orders from customers, and (c) seasonality in demand. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In addition, due to the timing of orders from customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to the Company's business, the price of the Company's common stock would likely be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS.



                          INDEX TO FINANCIAL STATEMENTS



                                                                                                        Page
                                                                                                        ----
Report of Arthur Andersen LLP, Independent Public Accountants                                           F - 1
Balance Sheets as of December 31, 1997 and 1996                                                         F - 2
Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995                           F - 3
Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995                 F - 4
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995                           F - 5
Notes to Financial Statements                                                                           F - 6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SpectraLink Corporation:

         We have audited the accompanying balance sheets of SPECTRALINK CORPORATION (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraLink Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/  ARTHUR ANDERSEN LLP

Denver, Colorado,
February 2, 1998.

                             SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS

                                                                               As of December 31,
                                                                             ----------------------
                                                                               1997           1996
                                                                             --------      --------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  5,674      $  7,334
   Short-term investments                                                      12,980        14,960
   Trade accounts receivable, net of allowance of
      $354 and $315, respectively
                                                                                7,671         4,393
   Inventory                                                                    4,766         3,634
   Other                                                                          554           452
                                                                             --------      --------
          Total current assets                                                 31,645        30,773
                                                                             --------      --------

INVESTMENTS IN GOVERNMENT SECURITIES                                            6,944         8,016

 PROPERTY AND EQUIPMENT, at cost:
   Furniture and fixtures                                                       1,200           731
   Equipment                                                                    3,203         2,308
   Leasehold improvements                                                         580           255
                                                                             --------      --------
                                                                                4,983         3,294
   Less  - Accumulated depreciation                                            (2,355)       (1,673)
                                                                             --------      --------
         Net property and equipment                                             2,628         1,621
                                                                             --------      --------
OTHER                                                                              82            54
                                                                             --------      --------
TOTAL ASSETS                                                                 $ 41,299      $ 40,464
                                                                             ========      ========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                          $    492      $    358
   Accrued payroll, commissions, and employee benefits                          1,168           552
   Accrued sales and use tax                                                      358           231
   Accrued warranty expenses                                                      531           314
   Other accrued expenses                                                         141           205
   Deferred revenue                                                             1,052           269
   Current portion of long-term debt                                               --            31
                                                                             --------      --------
          Total current liabilities                                             3,742         1,960
LONG-TERM  LIABILITIES                                                            131            --
                                                                             --------      --------
          Total liabilities                                                     3,873         1,960
                                                                             --------      --------
COMMITMENTS AND CONTINGENCIES  (Note 8)
STOCKHOLDERS' EQUITY (Note 4):
   Common stock, $.01 par value; 50,000 shares authorized; 19,419 and
   19,145 shares issued, respectively, and 19,130 and 19,145                      194           191
   outstanding, respectively
   Additional paid-in capital                                                  48,803        48,300
   Accumulated deficit                                                        (10,547)       (9,987)
   Treasury stock, at cost                                                     (1,024)           --
                                                                             --------      --------
TOTAL STOCKHOLDERS' EQUITY                                                     37,426        38,504
                                                                             --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 41,299      $ 40,464
                                                                             ========      ========

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                   1997         1996         1995
                                                                   ----         ----         ----
NET SALES                                                       $ 27,785      $ 21,491     $ 16,676
COST OF SALES                                                     12,767         8,266        8,045
                                                                --------      --------     --------
    Gross profit                                                  15,018        13,225        8,631

OPERATING EXPENSES:
    Research and development                                       3,506         3,073        1,930
    Marketing and selling                                         11,458         7,073        4,628
    General and administrative                                     2,154         1,590        1,000
                                                                --------      --------     --------
        Total operating expenses                                  17,118        11,736        7,558
                                                                --------      --------     --------

(LOSS) INCOME  FROM OPERATIONS                                    (2,100)        1,489        1,073
INVESTMENT INCOME AND OTHER, net                                   1,536         1,197          163
                                                                --------      --------     --------
(LOSS) INCOME  BEFORE INCOME TAXES                                  (564)        2,686        1,236
INCOME TAX (BENEFIT) EXPENSE                                          (4)          134           57
                                                                --------      --------     --------

NET (LOSS) INCOME                                               $   (560)     $  2,552     $  1,179
                                                                ========      ========     ========

BASIC (LOSS) EARNINGS PER  SHARE (Note 2)                       $  (0.03)     $   0.18     $   0.32
                                                                ========      ========     ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                         19,120        14,120        3,700
                                                                ========      ========     ========

DILUTED (LOSS) EARNINGS PER SHARE  (Note 2)                     $  (0.03)     $   0.14     $   0.08
                                                                ========      ========     ========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                       19,120        18,560       15,320
                                                                ========      ========     ========


         The accompanying notes to financial statements are an integral part of these statements.

                             SPECTRALINK CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                                         Additional
                                                                                                            Paid-in      Accumulated
                                          Common Stock        Preferred Stock           Treasury Stock      Capital          Deficit
                                        -----------------     -----------------       ------------------
                                        Shares     Amount     Shares     Amount       Shares      Amount
                                        ------     ------     ------     ------       ------      ------
BALANCES, DECEMBER 31, 1994             3,576     $   36      7,349      $   74          --      $   --     $ 20,029    $(13,718)
Exercise of incentive stock options       147          1         --          --          --          --           22          --
Sale of restricted common stock to
 related party (Note 7)                    50          1         --          --          --          --           99          --
Exercise of warrants                       --         --         41          --          --          --          150          --
Issuance of Series E preferred
 stock to related party on July 28,
 1995 and September 5, 1995 for cash
 at $5.00 per share (Note 7)               --         --         25           1          --          --          124          --
Subsidized rent from related party         --         --         --          --          --          --            6          --
Net income                                 --         --         --          --          --          --           --       1,179
                                       ------     ------     ------      ------      ------      ------      -------    --------
BALANCES, DECEMBER 31, 1995             3,773         38      7,415          75          --          --       20,430     (12,539)
Exercise of incentive stock options       232          2         --          --          --          --           80          --
Conversion of preferred stock          11,130        111     (7,415)        (75)         --          --          (36)         --
Proceeds from sales of common
 stock pursuant to Employee Stock
 Purchase Plan                            205          2         --          --          --          --          493          --
Net proceeds from sale of common
 stock in initial public offering
 (net of offering costs of $939)        3,805         38         --          --          --          --       27,333          --
Net income                                 --         --         --          --          --          --           --       2,552
                                       ------     ------     ------      ------      ------      ------      -------    --------
BALANCES, DECEMBER 31, 1996            19,145        191         --          --          --          --       48,300      (9,987)
Exercise of incentive stock options        76          1         --          --          --          --           43          --
Proceeds from sales of common
 stock pursuant to Employee Stock
 Purchase Plan                            198          2         --          --          --          --          460          --
Net loss                                   --         --         --          --          --          --           --        (560)
Purchase of treasury stock                 --         --         --          --        (289)      (1,024)         --          --
                                       ======     ======     ======      ======      ======      =======     =======    ========
BALANCES, DECEMBER 31, 1997            19,419     $  194         --      $   --        (289)     $(1,024)    $48,803    $(10,547)
                                       ======     ======     ======      ======      ======      =======     =======    ========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                    ------------------------------------
                                                                                      1997          1996          1995
                                                                                    --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                $   (560)     $  2,552      $  1,179

   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                   978           656           389
         Amortization of discount/premium on investments in
              debt securities                                                            (48)         (233)           --
         Loss (gain) on disposal of assets                                                21           (31)           (8)
         Subsidized rent from related party                                               --            --             6
         Changes in assets and liabilities --
            Increase in accounts receivable, net                                      (3,278)         (108)       (1,489)
            Increase in inventory                                                     (1,132)       (1,395)         (718)
            Increase in other assets                                                    (130)         (339)          (11)
            Increase (decrease) in accounts payable                                      134           (70)         (156)
            Increase in other accrued liabilities and deferred revenue                 1,810           414           380
                                                                                    --------      --------      --------
         Net cash (used in) provided by operating activities                          (2,205)        1,446          (428)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                (2,008)       (1,224)         (899)
   Proceeds from disposal of property and equipment                                        2            60             9
   Purchases of investments, at cost                                                 (16,900)      (28,744)         (499)
   Maturity of investments                                                            20,000         6,525         2,751
                                                                                    --------      --------      --------

       Net cash provided by (used in) investing activities                             1,094       (23,383)        1,362

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit and notes payable                                         --           275           336
   Repayments on line of credit and notes payable                                         --          (610)           (2)
   Payments on capital lease obligations                                                 (31)          (71)          (77)
   Purchase of treasury stock                                                         (1,024)           --            --
   Proceeds from issuance of preferred stock                                              --            --           125
   Proceeds from issuance of restricted common stock                                      --            --           100
   Proceeds from exercise of preferred stock warrants                                     --            --           150
   Proceeds from exercise of incentive common stock options                               44            82            23
   Proceeds from issuance of common stock, net of expenses                               462        27,866            --
                                                                                    --------      --------      --------
        Net cash (used in) provided by  financing activities                            (549)       27,542           655
                                                                                    --------      --------      --------
(DECREASE) INCREASE  IN CASH AND CASH
   EQUIVALENTS                                                                        (1,660)        5,605         1,589
CASH AND CASH EQUIVALENTS, beginning of year                                           7,334         1,729           140
                                                                                    --------      --------      --------
CASH AND CASH EQUIVALENTS, end of year                                              $  5,674      $  7,334      $  1,729
                                                                                    ========      ========      ========

NONCASH TRANSACTIONS:
  In May 1996, 7,415 shares of Series A, B, C, D, and E voting convertible preferred stock and 4 Series C warrants were converted into 11,130 shares of common stock

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                            $      1      $     28      $     13
                                                                                    ========      ========      ========
  Cash paid for income taxes                                                        $     28      $    143      $     15
                                                                                    ========      ========      ========

              The accompanying notes to financial statements are an
                       integral part of these statements

                             SPECTRALINK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

(1)  ORGANIZATION AND BUSINESS

         SpectraLink Corporation (the "Company") was incorporated in Colorado on April 25, 1990, and subsequently reincorporated in Delaware effective on March 1, 1996, to develop and market wireless business communications systems. The Company grants credit to its customers, who are primarily (i) end-users such as retail store chains, hospitals and other healthcare related entities, as well as industrial concerns, and (ii) distributors in the telecommunications industry who resell the product. The vast majority of customers are located in the United States.

(2)  SIGNIFICANT ACCOUNTING POLICIES

         Cash Equivalents

         For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with original maturity dates of 90 days or less to be cash equivalents.

         Short-term Investments and  Investments in Government Securities

         Short-term investments and investments in government securities consist of U.S. Government or U.S. Government Agency notes as well as corporate commercial paper. The Company has classified these investments as held-to-maturity securities. As such, these investments are stated at amortized cost at December 31, 1997 and 1996. Following is information related to these investments:

                                                             AS OF DECEMBER 31,
                                                       ------------------------------
                                                              1997            1996
                                                              ----            ----
Commercial Paper:                                             (IN THOUSANDS)
         Fair value                                    $       967     $       988
         Gross unrealized holding gains                         --              --
         Gross unrealized holding losses                         1               5
         Amortized cost                                        968             993
U.S. Government and Agency Obligations:
         Fair value                                         18,969          22,017
         Gross unrealized holding gains                         16              38
         Gross unrealized holding losses                         4               4
         Amortized cost                                     18,956          21,983

         No investments were sold prior to maturity in 1997 or 1996. The contractual maturity of the held-to-maturity investments as of December 31, 1997, ranges from one month to two years.

         Concentrations of Credit Risk

         The Company's revenues generally are concentrated among customers in the healthcare and retail industries. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

         Inventory

         Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1997 and 1996 consisted of the following:

                                                            1997              1996
                                                            ----              ----
                                                              (IN THOUSANDS)
         Raw materials                                   $ 2,529            $1,674
         Work in progress                                     57                 5
         Finished goods                                    2,180             1,955
                                                         -------            ------
                                                         $ 4,766            $3,634
                                                         -------            ------

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

         Revenue Recognition

         Sales revenue is recorded on transfer of title which is generally upon shipment of product or customer acceptance if that is a condition of the contract. Revenue from service agreements is recorded as deferred revenue when paid by the customer and recognized as revenue over the lives of the respective agreements.

         Income Taxes


         Deferred income tax assets and liabilities are recorded for the expected future income tax consequences based on enacted tax laws of temporary differences between the financial reporting and tax bases of assets, liabilities and operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for that period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets may be reduced, if deemed necessary based on a judgmental assessment of available evidence, by a valuation allowance for the amount of any tax benefits which are more likely, based on current circumstances, not expected to be realized (see Note 5).

         Earnings per Share

         Effective December 15, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires entities to present both Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All earnings per share amounts and weighted average shares outstanding for 1996 and 1995 have been restated to reflect the adoption of SFAS 128. Potential dilution of securities exercisable into common stock were computed using the treasury stock method based on the average fair market value of the stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, potentially dilutive securities issued by the Company at prices below the assumed public offering price during the twelve month period prior to the proposed offering date have been included in the calculation for the year ended December 31, 1995 only if the exercise price exceeded the average fair market value of the Company's common stock.

                                                                      Years ending December 31,
                                                              (In thousands, except per share amounts)
                               --------------------------------------------------------------------------------------------------
                                             1997                               1996                           1995
                               -------------------------------     -------------------------------   ----------------------------
                               Loss         Shares   Per Share     Income      Shares    Per Share   Income    Shares   Per Share
                               ----         ------   ---------     ------      ------    ---------   ------    ------   ---------
Basic EPS---                  $ (560)      19,120     $ (0.03)     $ 2,552      14,120     $  0.18              3,700   $   0.32
Effect of dilutive securities                  --                                                    $1,179
  Convertible preferred stock                  --                                3,560                         11,025
  Warrants                                     --                                   --                              5
  Stock purchase plan                          --                                   60                             --
  Stock options outstanding                                                        820                            590
                              ------      -------     -------      -------     -------     -------  -------   -------   --------
Diluted EPS---                $ (560)      19,120     $ (0.03)     $ 2,552      18,560     $  0.14  $ 1,179    15,320   $   0.08
                              ======      =======     =======      =======     =======     =======  =======   =======   ========

Assumed conversions of approximately 610,00 shares were not included in the calculation for diluted EPS in 1997 as they would have been anti-dilutive.

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

         Impairment of Long-Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived asset.

         Stock-Based Compensation Plans

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value based method of accounting for stock options and similar equity instruments. However, it also allows an entity to continue to measure compensation cost using the intrinsic value-based method of accounting prescribed by APB No. 25. SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on net income
(loss) and earnings (loss) per share as if the fair value-based accounting method of SFAS 123 had been applied. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123 (see Note 4).

         New Statements of Financial Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

         In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information", which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated. SFAS 131 may require certain disclosures to be made by the Company, if applicable.

         Reclassifications

         Certain prior year balances have been reclassified to conform to the current year presentation.


(3)  LONG-TERM DEBT

                                                                                   AS OF DECEMBER 31,
                                                                                 ---------------------
                                                                                   1997            1996
                                                                                   ----            ----
                                                                                    (IN THOUSANDS)
Capital lease obligations on leases to finance equipment, matured
  June 1997. Collateralized by the related equipment with a net
  book value of $33,000 at December 31, 1996.                                        --              31
                                                                                 ------          ------
                                                                                     --              31
Less--current portion                                                                --             (31)
                                                                                 ------          ------
                                                                                 $   --          $   --
                                                                                 ======          ======

(4)  STOCKHOLDERS' EQUITY

         Common Stock

         In April and May 1996, the Company issued 3,805,100 shares of common stock pursuant to an initial public offering. Proceeds of $27,371,000 were received by the Company, net of offering costs of approximately $939,000.
The Company purchased 288,500 shares of common stock in 1997.

         Convertible Preferred Stock

         At December 31, 1995, the Company had outstanding 2,100,000 shares of Series A convertible preferred stock, 2,333,333 shares of Series B convertible preferred stock, 1,407,102 shares of Series C convertible preferred stock, 1,550,388 shares of Series D convertible preferred stock, and 25,000 shares of Series E convertible preferred stock.

         Each share of Series A, B, C, D and E preferred stock was convertible into 1.5 shares of the Company's common stock at the option of the shareholder. Each share of Series A, B, C, D and E preferred stock was converted into common stock upon completion of a public offering of the Company's common stock in May 1996.

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

         Stock Option Plan

         Effective June 7, 1990, the Company adopted a Stock Option Plan (the "Plan") to provide key employees, consultants and directors, options to purchase up to 1,500,000 shares of common stock of the Company. Effective July 25, 1995, the number of shares of common stock of the Company reserved for options was increased to 3,000,000 shares. Effective May 1, 1997, the number of shares of common stock of the Company reserved for options was increased to 4,000,000 shares.
         Under the terms of the Plan, the board of directors may grant key employees, consultants and directors either nonqualified or incentive stock options, as defined by the Internal Revenue Service. The purchase price per share of a nonqualified stock option will not be less than 85% of the fair market value of each share at the time of grant. The purchase price per share of an incentive stock option will not be less than 100% of the fair market value of each share at the time of grant. If the grantee of an incentive stock option owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price will be at least 110% of the fair market value of the shares at the date of grant. Options granted under the Plan are exercisable up to 8 years from the date of the grant or 5 years from the date of the grant for a holder of 10% or greater of the Company's stock.

         Options granted become exercisable at a rate of 25% after 12 months from the date of grant and ratably per month thereafter, conditioned upon continued employment. Full vesting occurs after 48 months from the date of grant. A summary of activity of the Plan for the years ended December 31, 1995, 1996 and 1997, is as follows:

                                             NON-QUALIFIED STOCK OPTIONS                       INCENTIVE STOCK OPTIONS
                                        ----------------------------------     -------------------------------------------------
                                        NUMBER OF SHARES                             NUMBER OF SHARES
                                        ----------------                       ----------------------------
                                         OFFICERS AND    WEIGHTED AVERAGE                                       WEIGHTED AVERAGE
                                         CONSULTANTS      EXERCISE PRICE       OFFICERS         EMPLOYEES        EXERCISE PRICE
                                         -----------      --------------       --------         ---------        --------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Outstanding at December 31, 1994                  --      $          --                63                702      $        0.20
  Granted                                        112               3.29               415                194               2.61
  Canceled                                        --                 --                --                (20)              1.44
  Exercised                                       --                 --               (17)              (130)              0.16
                                       -------------      -------------     -------------      -------------      -------------
Outstanding at December 31, 1995                 112               3.29               461                746               1.40
  Granted                                         --                 --                --                208               5.32
  Canceled                                        --                 --                --                (24)              2.61
  Exercised                                       --                 --                --               (232)              0.35
                                       -------------      -------------     -------------      -------------      -------------
Outstanding at December 31, 1996                 112               3.29               461                698               2.29
  Granted                                        253               3.90               287                227               3.85
  Canceled                                        (3)              3.75               (70)               (75)              3.83
  Exercised                                       --                 --                --                (76)              0.59
                                       -------------      -------------     -------------      -------------      ------------
Outstanding at December 31, 1997                 362      $        3.71               678                774      $        2.77
                                       =============      =============     =============      =============      =============
  Exercisable at December 31, 1997                60      $        3.27               277                405      $        1.74
                                       =============      =============     =============      =============      =============

                                                                                 1997        1996        1995
                                                                                 ----        ----        ----
Weighted average fair value of options granted during the year,
 pursuant to SFAS 123                                                           $2.08       $2.49       $1.31

A summary of additional information related to the options outstanding as of December 31, 1997 is as follows:

                                    Options Outstanding                                        Options Exercisable
                         ------------------------------------------------------    -----------------------------------
                                   Number          Weighted                                  Number
                           Outstanding at           Average            Weighted         Exercisable           Weighted
Range of                         12/31/97         Remaining             Average         at 12/31/97            Average
Exercise Prices            (in thousands)  Contractual Life      Exercise Price      (in thousands)     Exercise Price
-----------------          --------------  ----------------      --------------      --------------     --------------
$0.07                               68           0.9 years              $0.07                 68               $0.07
$0.20                              140           1.8 years              $0.20                140               $0.20
$0.24 - $0.30                       73           3.9 years              $0.28                 67               $0.27
$0.60                               51           4.8 years              $0.60                 39               $0.60
$2.00 - $3.00                      388           5.8 years              $2.36                237               $2.26
$3.25 - $3.50                      295           4.8 years              $3.42                151               $3.42
$3.56 - $5.25                      745           7.4 years              $3.92                 18               $4.44
$6.00 - $8.63                       54           6.3 years              $8.24                 22               $8.19
                              --------                                                  --------
Total                            1,814           5.7 years              $2.96                742               $1.86
                              ========                                                  ========

         For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.1%, 6.0% and 6.1%; no expected dividend yields; expected lives of 3.8 years, 3.8 years and 4.3 years; and expected volatility of 68%, 55% and 55%.

Employee Stock Purchase Plan

         Effective November 1, 1995, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan") covering a maximum of 250,000 shares of the Company's common stock. In December 1996, the Board of Directors of the Company amended the Stock Purchase Plan to increase the authorized shares available for issue to 500,000 shares, which was approved by shareholders in May 1997. Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the Stock Purchase Plan if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date or termination date of each offering period (usually six months). Under the Stock Purchase Plan, the Company sold to employees 198,348 shares in 1997, 204,977 shares in 1996 and no shares in 1995. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions for 1997 and 1996: no dividend yield; an expected life of six months (eight months for the initial offering period ended June 30, 1996); expected volatility of 68% and 55%, respectively; and a risk free interest rate of 5.13% and 5.26%, respectively. The weighted average fair value of the right to purchase those shares in 1997 and 1996 was $.95 and $1.69 per share, respectively.

Pro Forma Disclosure of Stock-Based Compensation

         Using these assumptions, the fair value of the stock options granted in 1997, 1996 and 1995 was approximately $1,596,000, $518,000 and $947,000, respectively, which would be amortized as compensation expense over the graded vesting period of the options. Pro forma stock-based compensation expense for stock options, net of the effect of forfeitures, was $721,000, $487,000 and $166,000 in 1997, 1996 and 1995, respectively, and for the Stock Purchase Plan was $189,000, $318,000 and $28,000 in 1997, 1996 and 1995, respectively. If compensation cost had been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income (loss) and diluted earnings
(loss) per share would have been reduced (increased) to the following pro forma amounts (in thousands, except per share data):

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------
                                                         1997                    1996                 1995
                                                         ----                    ----                 ----
Net (loss) income
   As reported                                       $   (560)               $  2,552             $  1,179
   Pro forma                                         $ (1,470)               $  1,747             $    985
Diluted (loss) earnings per share
   As reported                                       $   (.03)               $    .14             $    .08
   Pro forma                                         $   (.08)               $    .09             $    .07

         Weighted average shares used to calculate pro forma diluted earnings
(loss) per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(5) INCOME TAXES

         The provision benefit for income taxes for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                           1997             1996           1995
                                           ----             ----           ----
                                                       (IN THOUSANDS)
Federal                                 $       --      $       63     $       35
State and local                                 (4)             71             22
                                        -----------------------------------------
                                        $       (4)     $      134     $       57
                                        ==========      ==========     ==========
Current                                 $       (4)     $      134     $       57
Deferred                                        --              --             --
                                        ----------      ----------     ----------
                                        $       (4)     $      134     $       57
                                        ==========      ==========     ==========

         The following reconciles the Company's effective tax expense (benefit) to the federal statutory expense (benefit) for the years ended December 31, 1997, 1996 and 1995:

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                           1997            1996            1995
                                                           ----            ----            ----
                                                                      (IN THOUSANDS)
Income tax expense (benefit) per federal statutory
  rate (34%)                                           $     (192)     $      913      $      422
Alternative minimum tax                                        --              63              --
State income taxes                                            (22)             47              15
Permanent differences and other                               (96)             (1)            101
Increase (reduction) of valuation allowance                   306            (888)           (481)
                                                       ----------      ----------      ----------
                                                       $       (4)     $      134      $       57
                                                       ==========      ==========      ==========

         For federal income tax reporting purposes, at December 31, 1997, the Company has approximately $7,974,000 of net operating loss carryforwards, approximately $920,000 of research and development tax credit carryforwards and approximately $80,000 of alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities, respectively. The tax credit and net operating loss carryforwards expire between 2007 and 2012 and are subject to examination by the tax authorities.

         The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryovers available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

         The Company's deferred income taxes are summarized as follows:

                                                AS OF DECEMBER 31,              AS OF DECEMBER 31,
                                                      1997            CHANGE          1996
                                                      ----            ------          ----
                                                                 (IN THOUSANDS)
Current deferred tax assets (liabilities)--
  Warranty reserve                                $      201      $       82      $      119
  Allowance for uncollectible accounts                   135              15             120
  Inventory reserve                                      146               7             139
  Accrued vacation                                       141              25             116
  Other                                                   43              11              32
  Less--Valuation allowance                             (666)           (140)           (526)
Long-term deferred tax assets (liabilities)--
  Depreciation                                           230              44             186
  Capital leases                                        (108)            (14)            (94)
  Net operating loss carryforwards                     2,730              --           2,730
  Tax credit carryforwards                             1,000             136             864
  Less--Valuation allowance                           (3,852)           (166)         (3,686)
                                                  ----------      ----------      ----------
                                                  $       --      $       --      $       --
                                                  ==========      ==========      ==========

         Given the historical net losses of the Company (1995 represented the first profitable year of the Company), management believes that the future tax benefits as of December 31, 1997 and 1996, do not satisfy the realization criteria set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and has recorded a valuation allowance for the entire net deferred tax asset.

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         Cash and Cash Equivalents

         The carrying amounts approximate fair value.

         Short-Term Investments and Investments in Government Securities

         The carrying amount of investments is at amortized cost (see Note 2), and fair values are based on market prices at year-end, or for certain investments with a short maturity, amortized cost approximates fair values.

         Debt

         An estimate of rates currently available to the Company for debt with similar terms was used to determine the fair value of the Company's debt.

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                              AS OF DECEMBER 31, 1997              AS OF DECEMBER 31, 1996
                                                    (IN THOUSANDS)                      (IN THOUSANDS)
                                                    --------------                      --------------
                                             CARRYING            FAIR            CARRYING             FAIR
                                              AMOUNT             VALUE            AMOUNT             VALUE
                                              ------             -----            ------             -----
Financial Assets--
  Cash and cash equivalents                   $ 5,674           $ 5,674          $ 7,334           $ 7,334
  Short-term investments and
    investments in government securities       19,924            19,936           22,976            23,005
Financial Liabilities--
  Debt                                             --                --               31                31

(7)  RELATED PARTIES

         During 1995, the Company sold approximately $55,000 of inventory to a related party in exchange for equipment from that related party.

         In September 1995, the Company sold 50,000 shares of restricted common stock at $2 per share to a new director of the Company. These shares vest at a rate of 25% after 12 months from the measurement date (July 28, 1995), and ratably thereafter, conditioned upon continuing service on the Board of Directors. Full vesting occurs after 48 months from the measurement date. Any shares not vested may be repurchased, at the option of the Company, upon the termination of service as a director. Additionally, in July and September 1995, the Company sold 12,500 and 12,500 shares, respectively, of Series E preferred stock to the director at $5 per share.

         The Company rented office space, on a month-to-month basis, from an affiliated company owned by one of the Company's shareholders. Total rent paid to related parties was approximately $72,000, $65,000 and $64,000 for the years ended December 31, 1997, 1996 and 1995, respectively. This rental agreement ended December 31, 1997.

         During 1992, the Company issued convertible notes payable in the principal amount of $1,000,000 to certain of its shareholders. Interest on the notes was computed at 6% and was paid to the shareholders in cash upon closing of the sale of Series C preferred stock. The principal amount of the notes was converted into shares of Series C preferred stock in October 1992. In connection with the issuance of the convertible notes payable, the Company issued warrants to purchase 40,982 shares of Series C preferred stock at $3.66 per share (see
Note 4). The warrants were converted to Series C preferred stock at $3.66 per share during 1995.

(8)  COMMITMENTS AND CONTINGENCIES

         The Company leases its facilities and certain research and office equipment under noncancelable operating lease agreements. In October 1996, the Company signed a lease for a new manufacturing and office facility beginning May 1997, and continuing through June 2005. Minimum future annual lease payments under these leases as of December 31, 1997, are as follows:

                                                                                           (IN THOUSANDS)
                                                                                           --------------
         1998                                                                                 $   759
         1999                                                                                     640
         2000                                                                                     650
         2001                                                                                     595
         2002                                                                                     619
         Thereafter                                                                             1,654
                                                                                              -------
                                                                                              $ 4,917
                                                                                              =======

         Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 1997, 1996 and 1995 was approximately $995,000, $465,000 and $382,000, respectively.

(9)  MAJOR CUSTOMERS

         The Company's sales to major customers which individually comprised more than 10% of total net sales for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                            YEARS ENDED DECEMBER 31,
                                   ------------------------------------------
                                         1997            1996            1995
                                   ----------      ----------      ----------
Customer A                                 11%              7%              7%
Customer B                                 11%              6%              4%
Customer C                                  9%             19%             16%
Customer D                                 --%             18%              5%
                                   ----------      ----------      ----------
                                           31%             50%             32%
                                   ----------      ----------      ----------

The Company's accounts receivable balances from customers in excess of 10% of the net trade accounts receivable balance consisted of one customer with an accounts receivable balance of approximately 12% as of December 31, 1997. There were no customers who exceeded the 10% limit at December 31, 1996.


(10)  RETIREMENT PLAN

         The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers all eligible employees who have completed one month of service, as defined in the 401(k) Plan, and are age 18 or older. Participants may defer from 2% to 15% of their compensation, as defined, up to a maximum limit determined by law. Participants are always fully vested in their contributions.

         The Company may make discretionary matching contributions up to a maximum of 6% of each participant's compensation. Additionally, the Company may make discretionary contributions to eligible employees in proportion to the employee's compensation and unrelated to any employee contributions. Vesting in the Company discretionary contributions is based on years of service, with a participant fully vested after four years of credited service. The Company has not made any contributions to the 401(k) Plan for the years ended December 31, 1997, 1996 and 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on or about May 12, 1998.


ITEM 10. EXECUTIVE COMPENSATION.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on or about May 12, 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on or about May 12, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on or about May 12, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

    Exhibit Number                    Description
    --------------          --------------------------------
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

          10.2          Form of Incentive Stock Option Agreement under the Company's Stock Option Plan.(1)

          10.3          Form of Non-Qualified Stock Option Agreement under the Company's Stock Option
                        Plan.(1)

          10.4          Form of Indemnification Agreement with directors and executive officers of the
                        Registrant.(1)

          10.5          Stock Restriction Agreement dated September 5, 1995, between the Company and
                        Wellington Trust.(1)

          10.6          Lease Agreement dated September 29, 1995 between the Company and
                        Walnut Prairie Joint Venture.(1)

          10.7          Form of Consultant Non-Disclosure Agreement used between the Company and consultants.(1)

          10.8          Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

          10.9          Sublease Agreement dated May 1, 1990, between Incubix, Inc. and the Company.(1)

          10.10         Lease agreement dated October 17, 1996 between the Company and Flatiron Park
                        Company. (2)

          23.1          Consent of Arthur Andersen LLP*

          27            Financial Data Schedule*

---------------

         *     Filed herewith.

         (1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2696-D).

         (2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of 1997.


SpectraLink, Pocket Communications System, and Pocket Telephone are trademarks of the Company. Norstar and Meridian are registered trademarks of Northern Telecom, Ltd., Definity and Merlin Legend are registered trademarks of Lucent Technologies. Strata is a registered trademark of Toshiba Corporation.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPECTRALINK CORPORATION


By: /S/   BRUCE M. HOLLAND
   -----------------------------------
       Bruce M. Holland,
       President

Date: March 18, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signatures                                Title                                 Date
         ----------                                -----                                 ----
/S/  BRUCE M. HOLLAND                       Principal Executive Officer             March 18, 1998
---------------------------------------       and Director
     Bruce M. Holland


/S/  WILLIAM R. MANSFIELD                   Principal Financial Officer             March 18, 1998
---------------------------------------       and Principal Accounting Officer
     William R. Mansfield


/S/  CARL D. CARMAN                         Director                                March 18, 1998
---------------------------------------
     Carl D. Carman


/S/  ROBERT COHN                            Director                                March 18, 1998
---------------------------------------
     Robert Cohn


/S/  JOHN W. JARVE                          Director                                March 18, 1998
---------------------------------------
     John W. Jarve


/S/  BURTON J. MCMURTRY                     Director                                March 18, 1998
---------------------------------------
     Burton J. McMurtry


/S/  F. GIBSON MYERS, JR.                   Director                                March 18, 1998
---------------------------------------
     F. Gibson Myers, Jr.

                                  EXHIBIT INDEX

    Exhibit Number                    Description
    ---------------------------------------------
          3.1           Certificate of Incorporation of the Registrant.(1)

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

          10.2          Form of Incentive Stock Option Agreement under the Company's Stock Option Plan.(1)

          10.3          Form of Non-Qualified Stock Option Agreement under the Company's Stock Option
                        Plan.(1)

          10.4          Form of Indemnification Agreement with directors and executive officers of the
                        Registrant.(1)

          10.5          Stock Restriction Agreement dated September 5, 1995, between the Company and
                        Wellington Trust.(1)

          10.6          Lease Agreement dated September 29, 1995 between the Company and
                        Walnut Prairie Joint Venture.(1)

          10.7          Form of Consultant Non-Disclosure Agreement used between the Company and consultants.(1)

          10.8          Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

          10.9          Sublease Agreement dated May 1, 1990, between Incubix, Inc. and the Company.(1)

          10.10         Lease agreement dated October 17, 1996 between the Company and Flatiron Park
                        Company. (2)

          23.1          Consent of Arthur Andersen LLP*

          27            Financial Data Schedule*

---------------

         *     Filed herewith.

         (1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2696-D).

         (2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996