Form 10QSB
period 1998-03-03
SPECTRALINK CORP
filed 1998-05-13
CIK 894268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB


[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       or



[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from           to
                                            ---------    ---------

                        Commission file number 0-28180
                                              ---------

                             SPECTRALINK CORPORATION
               (Exact name of registrant as specified in charter)

             Delaware                                   84-1141188
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                      Identification Number)


5755 Central Avenue, Boulder, Colorado                        80301-2848
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
                           -----     -----

Applicable only to corporate issuers:

As of March 31, 1998 there were outstanding 19,204,331 shares of SpectraLink Corporation Common Stock - par value $.01.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               ----   ----

                             SPECTRALINK CORPORATION
                                      INDEX


Part I            Financial Information                                                                Page
     Item 1       Financial Statements

                  Balance Sheets at
                  March 31, 1998 and December 31, 1997                                                   3

                  Statements of Operations
                  Three months ended March 31, 1998 and 1997                                             4

                  Statements of Cash Flows
                  Three months ended March 31, 1998 and 1997                                             5

                  Notes to Financial Statements                                                          6

     Item 2       Management's Discussion and Analysis of  Financial Condition and
                  Results of Operations                                                                  7


Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995                                                        10


Part II           Other Information

     Item 6       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                      27 Financial Data Schedule                                                        14

                  (b) Form 8-K
                      None

                             SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                MARCH 31,     DECEMBER 31,
                                                                  1998           1997
                                                               -----------    -----------
                                                               (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                    $  6,028       $  5,674
   Short-term investments                                         14,978         12,980
   Trade accounts receivable, net of allowance of $411
      and $354, respectively                                       7,919          7,671
   Inventory                                                       4,821          4,766
   Other                                                             527            554
                                                                --------       --------
          Total current assets                                    34,273         31,645
                                                                --------       --------

INVESTMENT IN GOVERNMENT SECURITIES                                4,946          6,944

PROPERTY AND EQUIPMENT, at cost:
    Furniture and fixtures                                         1,205          1,200
    Equipment                                                      3,342          3,203
    Leasehold improvements                                           580            580
                                                                --------       --------
                                                                   5,127          4,983
   Less  - Accumulated depreciation                               (2,611)        (2,355)
                                                                --------       --------
          Net property and equipment                               2,516          2,628
OTHER                                                                 78             82
                                                                --------       --------
TOTAL ASSETS                                                    $ 41,813       $ 41,299
                                                                ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                             $    507       $    492
   Accrued payroll, commissions, and employee benefits             1,162          1,168
   Accrued sales and use taxes                                       309            358
   Accrued warranty expenses                                         526            531
   Other accrued expenses                                            156            141
   Deferred revenue                                                1,601          1,052
                                                                --------       --------
          Total current liabilities                                4,261          3,742
                                                                --------       --------
LONG-TERM LIABILITIES                                                147            131
                                                                --------       --------
          Total liabilities                                        4,408          3,873
                                                                --------       --------

STOCKHOLDERS' EQUITY:
   Common stock                                                      195            194
   Additional paid-in capital                                     48,833         48,803
   Accumulated deficit                                           (10,422)       (10,547)
   Treasury stock, at cost                                        (1,201)        (1,024)
                                                                --------       --------
TOTAL STOCKHOLDERS' EQUITY                                        37,405         37,426
                                                                --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 41,813       $ 41,299
                                                                ========       ========


       The accompanying notes to financial statements are an integral part of these statements.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    1998           1997
                                                    ----           ----

NET SALES                                        $  7,117       $  5,566
COST OF SALES                                       2,748          2,712
                                                 --------       --------
    Gross profit                                    4,369          2,854

OPERATING EXPENSES:
    Research and development                          858            840
    Marketing and selling                           3,168          2,537
    General and administrative                        600            534
                                                 --------       --------
        Total operating expenses                    4,626          3,911
                                                 --------       --------

LOSS FROM OPERATIONS                                 (257)        (1,057)
INVESTMENT INCOME AND OTHER, net                      388            388
                                                 --------       --------
INCOME (LOSS) BEFORE INCOME TAXES                     131           (669)
INCOME TAX  EXPENSE (BENEFIT)                           6            (34)
                                                 --------       --------

NET INCOME (LOSS)                                $    125       $   (635)
                                                 ========       ========

BASIC EARNINGS (LOSS) PER SHARE (Note 3)          $ 0 .01       $  (0.03)
                                                 ========       ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          19,180         19,140
                                                 ========       ========

DILUTED EARNINGS (LOSS) PER SHARE (Note 3)        $ 0 .01       $  (0.03)
                                                 ========       ========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        19,600         19,140
                                                 ========       ========





       The accompanying notes to financial statements are an integral part of these statements.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1998           1997
                                                                             ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $   125       $  (635)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                          258           269
Changes in assets and liabilities
            Increase in accounts receivable, net                               (248)       (1,314)
            Increase in inventory                                               (55)          (68)
            Decrease (increase) in other assets                                  31           (96)
            Increase in accounts payable                                         15           359
            Increase in other accrued liabilities and deferred revenue          520           136
                                                                            -------       -------
Net cash provided by (used in) operating activities                             646        (1,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                        (147)         (389)
    Proceeds from disposal of property and equipment                              1          --
    Purchases of investments                                                 (3,000)       (4,040)
    Maturity of investments                                                   3,000         4,000
                                                                            -------       -------
Net cash used in investing activities                                          (146)         (429)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                       --             (18)
    Purchases of treasury stock                                                (177)         (164)
   Proceeds from exercise of incentive common stock options                      31             3
   Proceeds from sale of common stock                                          --              (2)
                                                                            -------       -------
Net cash used in financing activities                                          (146)         (181)
                                                                            -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                354        (1,959)
CASH AND CASH EQUIVALENTS, beginning of period                                5,674         7,334
                                                                            -------       -------
CASH AND CASH EQUIVALENTS, end of period                                    $ 6,028       $ 5,375
                                                                            =======       =======



       The accompanying notes to financial statements are an integral part of these statements.

                             SPECTRALINK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1. Basis of Presentation

The accompanying financial statements as of March 31, 1998 and 1997 and for the three months then ended have been prepared from the books and records of the Company and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 presented in the Company's filings with the Securities and Exchange Commission. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.


2.  Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 1998 and December 31, 1997 consisted of the following:

                                                   1998             1997
                                                   ----             ----
                                                 Unaudited
                                                 ---------
Raw materials                                    $ 2,267          $ 2,529
Work in process                                        6               57
Finished goods                                     2,548            2,180
                                                 -------          -------
                                                 $ 4,821          $ 4,766
                                                 =======          =======


3.  Earnings Per Share

Effective December 15, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires entities to present both Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All earnings per share amounts and weighted average shares outstanding for 1997 have been restated to reflect the adoption of SFAS 128. Potential dilution of securities exercisable into common stock were computed using the treasury stock method based on the average fair market value of the stock.

                                                          Three months ended March 31,
                                                    (In thousands, except per share amounts)
                                   ----------------------------------------------------------------------------
                                                       1998                                 1997
                                   -------------------------------------- -------------------------------------
                                         Income       Shares    Per Share      Loss      Shares     Per Share
                                         ------       ------    ---------      ----      ------     ---------
       Basic EPS---                      $ 125        19,180      $0.01       $(635)     19,140      $(0.03)
       Effect of dilutive
       securities:
         Stock purchase plan                              30                                ---
         Stock options outstanding                       390                                ---

                                   ----------------------------------------------------------------------------
       Diluted EPS---                    $ 125        19,600      $0.01       $(635)     19,140      $(0.03)
                                   ----------------------------------------------------------------------------

Assumed conversions of approximately 560,000 shares were not included in the calculation for diluted EPS in the three months ending March 31, 1997 as they would have been anti-dilutive.

4.    Stockholders' Equity

In the first quarter of 1998, the company purchased 47,000 shares of Treasury Stock at a cost of $177,000 compared to 42,500 shares at a cost of $164,000 in the first quarter of 1997.

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


          -------------------------------------------------------------------------------
          Statement of Operations Data:
          -------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED MARCH 31,
          -------------------------------------------------------------------------------
                                                                1998          1997
          ------------------------------------------------------------------------------
          Net Sales                                            100.0%        100.0%
          ------------------------------------------------------------------------------
          Cost of Sales                                         38.6%         48.7%
          ------------------------------------------------------------------------------
          Gross Profit                                          61.4%         51.3%
          ------------------------------------------------------------------------------
          Operating Expenses:
          ------------------------------------------------------------------------------
            Research and Development                            12.1%         15.1%
          ------------------------------------------------------------------------------
            Marketing and Selling                               44.5%         45.6%
          ------------------------------------------------------------------------------
            General and Administrative                           8.4%          9.6%
          ------------------------------------------------------------------------------
          Total Operating Expenses                              65.0%         70.3%
          ------------------------------------------------------------------------------
          Loss from Operations                                 (3.6%)        (19.0%)
          ------------------------------------------------------------------------------
          Investment Income and Other, net                       5.5%          7.0%
          ------------------------------------------------------------------------------
          Income (Loss) Before Income Taxes                      1.8%        (12.0%)
          ------------------------------------------------------------------------------
          Income Tax Expense (Benefit)                           0.1%         (0.6%)
          ------------------------------------------------------------------------------
          Net Income (Loss)                                      1.8%        (11.4%)
          ------------------------------------------------------------------------------

                             SPECTRALINK CORPORATION
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales for the three months ended March 31, 1998 increased by 28% to $7,117,000 from $5,566,000 for the comparable three months in 1997. The increase sales was mainly due (i) increased penetration of the healthcare and commercial markets,
(ii) increased service revenue from maintenance contracts, and (iii) increased sales from dealers and distributors.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. For the three months ended March 31, 1998 gross profit increased by 53% to $4,369,000 from $2,854,000 for the same period last year. For the three months ended March 31, 1998 gross profit margin increased to 61.4% from 51.3% in the same period last year. The increases in gross profit margin were primarily due to (i) material cost reductions from volume buying and design improvements, (ii) sales mix, and (iii) reduced warranty costs from design improvements.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. For the three months ended March 31, 1998 research and development increased by 2% to $858,000 from $840,000 for the same period last year, representing 12.1% and 15.1% , respectively, of net sales. The Company expects to increase its current level of spending on research and development. In the first quarter of 1998, research and development efforts were concentrated on new product development, improvements to existing products, and manufacturing process improvements. Research and development expenses in the first quarter of 1997 were associated with the introduction of new products and new digital interfaces to existing PBX systems.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. For the three months ended March 31, 1998 sales and marketing expenses increased by 25% to $3,168,000 from $2,537,000 for the same period last year, representing 44.5% and 45.6%, respectively, of net sales. The increase in dollars spent was primarily the result of adding sales personnel to increase market penetration. The decrease in percent of sales was the result of economies of scale resulting from increased sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, and human resources as well as legal and other professional services. For the three months ended March 31, 1998 general and administrative expenses increased by 12% to $600,000 from $534,000 for the same period last year, representing 8.4% and 9.6%, respectively, of net sales. The increase in spending was associated with increased staffing to handle the sales volume. The decrease in percent of sales was the result of economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. Investment income and other remained unchanged from first quarter 1998 compared to first quarter 1997.

Income Tax. The Company has available tax loss carryforwards to offset estimated 1998 taxable income. The Company's tax provision in 1998 consists of an accrual for state and federal alternative minimum taxes estimated at 5% of taxable income.

The Company's operating expenses are based in part on its expectations of future sales, and the Company's expense levels are generally committed in advance of sales. The Company currently plans to continue to expand and modestly increase its operating expenses in an effort to generate and support additional future revenue. If sales do not materialize in a quarter as expected, the Company's results of operations for that quarter would be adversely affected. Net income may be disproportionately affected by a reduction of revenues because only a small portion of the Company's expenses vary with its revenue.

                             SPECTRALINK CORPORATION
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

LIQUIDITY AND CAPITAL RESOURCES


        Operating activities provided net cash of $646,000 in the three months ended March 31, 1998, and used net cash of $1,349,000 in the comparable period last year. For the three months ended March 31, 1998, accounts receivable increased by $248,000 while inventory increased by $55,000. The increase in accounts receivable was primarily due to increased sales of new products and increased maintenance contract billings. Other accrued liabilities and deferred revenue increased by $520,000 compared to an increase of $136,000 for the same period last year. This quarter's increase was mainly attributable to an increase in deferred revenue from maintenance contracts which generally are billed annually while the related revenue is recognized over the life of the maintenance contract. Investing activities included property and equipment acquisitions of manufacturing equipment, computer equipment, and engineering equipment of $147,000 in the three months ended March 31, 1998. Property and equipment acquisitions in the same period for last year consisted of manufacturing equipment, engineering equipment, computer equipment and software and were $389,000. Investment purchases in the three months ended March 31, 1998 were $3,000,000, compared to $4,040,000 for the three months ended March 31, 1997. Investments maturing in the three months ended March 31, 1998 were $3,000,000 and $4,000,000 matured in the three months ended March 31, 1997. On February 26, 1997, the board of directors authorized the Company to repurchase up to 500,000 shares of the Company's common stock through open market transactions. As of March 31, 1998 the Company had acquired 335,500 shares of the Company's common stock at a cost of $1,201,000. In the three months ended March 31, 1998 financing activities included proceeds of $31,000 from the issuance of common stock from the exercise of stock options. In the three months ended March 31, 1997 financing activities consisted of proceeds from the exercise of stock options of $3,000. There were also payments on capital lease obligations of $18,000 in the first quarter of 1997 and $2,000 in legal expenses associated with the initial public offering that occurred in April and May of 1996.

        As of March 31, 1998, the Company had working capital of $30,012,000 compared to $27,903,000 as of December 31, 1997. Working capital as of March 31, 1998 included $21,006,000 in cash and short-term investments, $7,919,000 in accounts receivable and $4,821,000 in inventory. As of March 31, 1998, the Company's current ratio (ratio of current assets to current liabilities) was 8.0:1, compared with a current ratio of 8.5:1 as of December 31, 1997. In addition the Company has $4,946,000 in government securities which have maturities greater than 12 months; however no maturity exceeds 24 months.

        The Company believes that its current resources and cash generated from operations will be sufficient to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for at least the immediate future.

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

                             SPECTRALINK CORPORATION

Certain statements in this Quarterly Report on Form 10-QSB as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) the failure of the market for on-premises wireless telephone systems to grow or to grow as quickly as the Company anticipates, (ii) the intensely competitive nature of the wireless communications industry, (iii) the ability of the Company and its distributors to develop and execute effective marketing and sales strategies, (iv) the Company's reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process, (v) the risk of business interruption arising from the Company's dependence on a single manufacturing facility, (vi) the Company's dependence on a single product line, (vii) the Company's ability to manage potential expansion of operations,
(viii) the Company's ability to attract and retain key personnel, (ix) the Company's ability to respond to rapid technological changes within the on-premises wireless telephone industry, (x) changes in rules and regulations of the FCC, (xi) the Company's ability to protect its intellectual property rights,
(xii) the assertion of intellectual property infringement claims against the Company, (xiii) changes in economic and business conditions affecting the Company's customers, (xiv) other factors over which the Company has little or no control, and (xv) potential fluctuations in the Company's future operating results. The Company has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include (a) fluctuating market demand for, and declines in the average selling prices of, the Company's products, (b) the timing of and delay of significant orders from customers, and (c) seasonality in demand. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In addition, due to the timing of orders from customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to the Company's business, the price of the Company's common stock would likely be materially adversely affected.

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


                                             SPECTRALINK CORPORATION


Date:  May 13, 1998                          By: /s/  WILLIAM R. MANSFIELD
                                                 --------------------------
                                             William R. Mansfield,
                                             Principal Financial and Accounting
                                             Officer
                                             and on behalf of the Registrant

                                  EXHIBIT INDEX



          EXHIBIT
          NUMBER          DESCRIPTION
          -------         -----------
            27      Financial Data Schedule