Form 10KSB40/A
period 1997-12-31
SPECTRALINK CORP
filed 1998-07-17
CIK 894268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                 FORM 10-KSB/A


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


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]


     State issuer's revenue for its most recent fiscal year. $27,785,000

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

                       DOCUMENTS INCORPORATED BY REFERENCE


     Items 10, 11 and 12 of Part III of this Form 10-KSB are incorporated by reference from the issuer's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's fiscal year.

     Introductory Note: This Form 10-KSB/A has been filed to correct the filing of the Form 10-KSB filed March 30, 1998, which did not contain a disclosure of persons who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 1997.



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


                                      OTHER

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB/A as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) the failure of the market for on-premises wireless telephone systems to grow or to grow as quickly as the Company anticipates, (ii) the intensely competitive nature of the wireless communications industry, (iii) the ability of the Company and its distributors to develop and execute effective marketing and sales strategies, (iv) the Company's reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process, (v) the risk of business interruption arising from the Company's dependence on a single manufacturing facility, (vi) the Company's dependence on a single product line, (vii) the Company's ability to manage potential expansion of operations,
(viii) the Company's ability to attract and retain key personnel, (ix) the Company's ability to respond to rapid technological changes within the on-premises wireless telephone industry, (x) changes in rules and regulations of the FCC, (xi) the Company's ability to protect its intellectual property rights,
(xii) the assertion of intellectual property infringement claims against the Company, (xiii) changes in economic and business conditions affecting the Company's customers, (xiv) other factors over which the Company has little or no control, and (xv) potential fluctuations in the Company's future operating results. The Company has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include (a) fluctuating market demand for, and declines in the average selling prices of, the Company's products, (b) the timing of and delay of significant orders from customers, and (c) seasonality in demand. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In addition, due to the timing of orders from customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to the Company's business, the price of the Company's common stock would likely be materially adversely affected.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Effective May 12, 1998, Mr. Robert Cohn and Mr. John Jarve retired from the Board of Directors. The persons serving as directors of the Company are listed in the table below.

=================================================================================================
Name, Age and Position with      Director        Principal Occupation During Past Five Years
        the Company                Since                   and Other Directorships
=================================================================================================
Bruce M. Holland, 46                1990         President and Chief Executive Officer of
President, Chief Executive                       SpectraLink since 1990; Director of Exabyte
Officer and Director                             Corporation.
-------------------------------------------------------------------------------------------------
Carl D. Carman, 61                  1990         General Partner in Hill, Carman Ventures since
Director                                         1989; Director of Symantec Corporation.
-------------------------------------------------------------------------------------------------
Burton J. McMurtry, 63              1990         General Partner of various limited
Director                                         partnerships that, in turn, are general
                                                 partners of various Technology Venture
                                                 Investors venture capital partnerships since
                                                 1980; Director of Aradigm Corporation and
                                                 Intuit, Inc.
-------------------------------------------------------------------------------------------------
F. Gibson Myers, Jr., 55            1991         General Partner in Mayfield Fund's partnership
Director                                         funds since 1970.
=================================================================================================


        The executive officers of the Company are listed in the table below.


=================================================================================================
Name, Age and Position                           Principal Occupation During Past Five Years
with the Company
=================================================================================================
Bruce M. Holland, 46                             President and Chief Executive Officer of
President, Chief Executive Officer               SpectraLink since 1990.
-------------------------------------------------------------------------------------------------
Gary L. Bliss, 47                                Vice President of Engineering of SpectraLink
Vice President of Engineering                    since 1990.
-------------------------------------------------------------------------------------------------
Michael P. Cronin, 41                            Vice President of Sales and Marketing of
Vice President of Sales & Marketing              SpectraLink since August 1997; Vice President,
                                                 North American Sales, of VTEL
                                                 Corporation from 1994 to 1997;
                                                 Vice President, Regional Sales,
                                                 of Compression Labs from 1992
                                                 to 1994.
-------------------------------------------------------------------------------------------------
E. Ronald Elswick, 54                            Vice President of Operations of SpectraLink since
Vice President of Operations                     1991.
-------------------------------------------------------------------------------------------------
William R. Mansfield, 53                         Vice President of Finance & Administration, Chief
Vice President of Finance & Administration,      Financial Officer and Secretary of SpectraLink
Chief Financial Officer & Secretary              since November, 1995.  Executive Vice President of
                                                 OneComm Corp. from 1994 to 1995.  Senior Vice
                                                 President of Finance of PrairieTek Corp. from 1990
                                                 to 1993.
=================================================================================================

        The names of individuals who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 for the year ended December 31, 1997, are set forth in the table below.

==========================================================================================================
Name of Individuals                   Number of      Number of Transactions     Required Forms Not Timely
                                    Late Reports       Not Reported Timely      Filed and Dates That Forms
                                    as of 3/30/98         as of 3/30/98                 Were Due
==========================================================================================================
Gary L. Bliss                            1                     1                 Form 5 due 2/14/98
------------------------------------------------------------------------------
E. Ronald Elswick                        1                     1                 Form 5 due 2/14/98
------------------------------------------------------------------------------
Bruce M. Holland                         1                     1                 Form 5 due 2/14/98
------------------------------------------------------------------------------
William R. Mansfield                     1                     1                 Form 5 due 2/14/98
------------------------------------------------------------------------------
William J. Palumbo                       1                     1                 Form 5 due 2/14/98
=========================================================================================================


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


Date: July 16, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         Signatures                                Title                                 Date
         ----------                                -----                                 ----
/S/  BRUCE M. HOLLAND                       Principal Executive Officer             July 16, 1998
---------------------------------------       and Director
     Bruce M. Holland


/S/  WILLIAM R. MANSFIELD                   Principal Financial Officer             July 16, 1998
---------------------------------------       and Principal Accounting Officer
     William R. Mansfield


/S/  CARL D. CARMAN                         Director                                July 16, 1998
---------------------------------------
     Carl D. Carman


                                            Director                                July __, 1998
---------------------------------------
     Anthony V. Carollo, Jr.


/S/  BURTON J. MCMURTRY                     Director                                July 16, 1998
---------------------------------------
     Burton J. McMurtry


/S/  F. GIBSON MYERS, JR.                   Director                                July 16, 1998
---------------------------------------
     F. Gibson Myers, Jr.

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