Form 10QSB
period 1998-06-30
SPECTRALINK CORP
filed 1998-08-13
CIK 894268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10 - QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       or

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from _________ to _________


                        Commission file number  0-28180
                                               --------

                            SPECTRALINK CORPORATION
               (Exact name of registrant as specified in charter)

           Delaware                                       84-1141188
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification Number)


5755 Central Avenue, Boulder, Colorado                    80301-2848
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No   .
                          ---  ---

Applicable only to corporate issuers:
As of June 30, 1998, there were outstanding 19,369,300 shares of SpectraLink Corporation Common Stock, par value $.01.
Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                            SPECTRALINK CORPORATION
                                     INDEX

Part I            Financial Information                                              Page
     Item 1       Financial Statements

                  Balance Sheets at
                  June 30, 1998 and December 31, 1997                                   3

                  Statements of Operations
                  Three months and six months ended June 30, 1998 and 1997              4

                  Statements of Cash Flows
                  Six months ended June 30, 1998 and 1997                               5

                  Notes to Financial Statements                                         6

     Item 2       Management's Discussion and Analysis of  Financial Condition and
                  Results of Operations                                                 8


Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995                                       11


Part II           Other Information

     Item 4       Submission of Matters to a Vote of Security Holders                  14

     Item 6       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                        27 Financial Data Schedule                                     15
                  (b) Form 8-K
                        None

                            SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                     ASSETS

                                                                                  JUNE 30,  DECEMBER 31,
                                                                                    1998        1997
                                                                                  --------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  4,942    $  5,674
   Short-term investments                                                           12,968      12,980
   Trade accounts receivable, net of allowance of $357
      and $354, respectively                                                         9,137       7,671
   Inventory                                                                         4,258       4,766
   Other                                                                               523         554
                                                                                  --------    --------
          Total current assets                                                      31,828      31,645
                                                                                  --------    --------

INVESTMENT IN GOVERNMENT SECURITIES                                                  7,002       6,944

PROPERTY AND EQUIPMENT, at cost:
    Furniture and fixtures                                                           1,277       1,200
    Equipment                                                                        4,008       3,203
    Leasehold improvements                                                             583         580
                                                                                  --------    --------
                                                                                     5,868       4,983
   Less  - Accumulated depreciation                                                 (2,878)     (2,355)
                                                                                  --------    --------
          Net property and equipment                                                 2,990       2,628
OTHER                                                                                   90          82
                                                                                  --------    --------
TOTAL ASSETS                                                                      $ 41,910    $ 41,299
                                                                                  ========    ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $    678    $    492
   Accrued payroll, commissions, and employee benefits                               1,208       1,168
   Accrued sales and use tax                                                           459         358
   Accrued warranty expenses                                                           330         531
   Other accrued expenses                                                               55         141
   Deferred revenue                                                                  1,433       1,052
                                                                                  --------    --------
          Total current liabilities                                                  4,163       3,742
                                                                                  --------    --------
LONG-TERM LIABILITIES                                                                  165         131
                                                                                  --------    --------
          Total liabilities                                                          4,328       3,873
                                                                                  --------    --------

STOCKHOLDERS' EQUITY:
   Common stock                                                                        197         194
   Additional paid-in capital                                                       49,231      48,803
   Accumulated deficit                                                             (10,506)    (10,547)
   Treasury stock at cost                                                           (1,340)     (1,024)
                                                                                  --------    --------
TOTAL STOCKHOLDERS' EQUITY                                                          37,582      37,426
                                                                                  --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 41,910    $ 41,299
                                                                                  ========    ========


             The accompanying notes to financial statements are an
                      integral part of these statements.

                            SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                  1998          1997          1998          1997
                                                --------      --------      --------      --------
NET SALES                                       $  8,442      $  7,674      $ 15,559      $ 13,240
COST OF SALES                                      4,041         3,722         6,789         6,434
                                                --------      --------      --------      --------
    Gross profit                                   4,401         3,952         8,770         6,806

OPERATING EXPENSES
    Research and development                         976           872         1,834         1,711
    Marketing and selling                          3,458         2,740         6,626         5,278
    General and administrative                       432           538         1,032         1,072
                                                --------      --------      --------      --------
        Total operating expenses                   4,866         4,150         9,492         8,061
                                                --------      --------      --------      --------

LOSS FROM OPERATIONS                                (465)         (198)         (722)       (1,255)

INVESTMENT INCOME AND OTHER, net                     377           411           765           799
                                                --------      --------      --------      --------

(LOSS) INCOME BEFORE INCOME TAXES                    (88)          213            43          (456)
INCOME TAX (BENEFIT) EXPENSE                          (4)           11             2           (23)
                                                --------      --------      --------      --------

NET (LOSS) INCOME                               $    (84)     $    202      $     41      $   (433)
                                                ========      ========      ========      ========

BASIC (LOSS) EARNINGS  PER SHARE (Note 3)       $  (0.00)     $   0.01      $   0.00      $  (0.02)
                                                ========      ========      ========      ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING
                                                  19,240        19,070        19,210        19,100
                                                ========      ========      ========      ========

DILUTED (LOSS) EARNINGS PER SHARE (Note 3)      $  (0.00)     $   0.01      $   0.00      $  (0.02)
                                                ========      ========      ========      ========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING
                                                  19,240        19,710        19,740        19,100
                                                ========      ========      ========      ========



             The accompanying notes to financial statements are an
                      integral part of these statements.

                            SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                             1998         1997
                                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $    41      $  (433)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                         526          501
         Changes in assets and liabilities
            Increase in accounts receivable, net                            (1,466)      (3,525)
            Decrease (increase) in inventory                                   508         (661)
            Decrease (increase) in other assets                                 23         (181)
            Increase in accounts payable                                       186          284
            Increase in other accrued liabilities and deferred revenue         269          970
                                                                           -------      -------
Net cash provided by (used in) operating activities                             87       (3,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                       (892)      (1,303)
    Proceeds from disposal of property and equipment                             4           --
    Purchases of investments                                                (7,046)      (5,041)
    Maturity of investments                                                  7,000        9,000
    Purchases of treasury stock                                               (316)        (437)
                                                                           -------      -------
Net cash (used in) provided by investing activities                         (1,250)       2,219

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                        --          (31)
   Proceeds from exercise of incentive common stock options                    170           20
   Proceeds from sale of common stock                                          261          224
                                                                           -------      -------
Net cash provided by  financing activities                                     431          213
                                                                           -------      -------
DECREASE IN CASH AND CASH EQUIVALENTS                                         (732)        (613)
CASH AND CASH EQUIVALENTS, beginning of period                               5,674        7,334
                                                                           -------      -------
CASH AND CASH EQUIVALENTS, end of period                                   $ 4,942      $ 6,721
                                                                           =======      =======


             The accompanying notes to financial statements are an
                      integral part of these statements.

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                   UNAUDITED
1.  Basis of Presentation

The accompanying financial statements as of June 30, 1998 and 1997 and for the quarters and six months then ended, have been prepared from the books and records of the Company and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 presented in the Company's filings with the Securities and Exchange Commission. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 131

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement requires that a public company report financial and descriptive information about its reportable operating segments on the same basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company expects to adopt SFAS No. 131 for the year ended December 31, 1998.

     Statement of Financial Accounting Standards No. 133

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management believes that the impact of SFAS No. 133 will not have a material impact on the financial statements

     Statement of Position 98-5

In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". This statement is effective for financial statements for fiscal years beginning after December 15, 1998. In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Management believes that adoption of SOP 98-5 will not have a material impact on the financial statements.

2.  Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories at June 30, 1998 and December 31, 1997 consisted of the following:

                                              1998       1997
                                              ----       ----
Raw materials                                $2,747     $2,529
Work in process                                  41         57
Finished goods                                1,470      2,180
                                             ------     ------
                                             $4,258     $4,766
                                             ======     ======

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                   UNAUDITED

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

                     ------------------------------------------------------   ---------------------------------------------------
                                  Three months ended June 30,                              Six months ended June 30,
                     ------------------------------------------------------   ---------------------------------------------------
                               1998                         1997                       1998                        1997
                     -------------------------     ------------------------   ------------------------    -----------------------
                       Loss     Shares    Per      Income  Shares     Per     Income   Shares    Per      Loss    Shares    Per
                                         Share                       Share                       Share                      Share
Basic EPS---          $ (84)    19,240   $0.00     $  202    19,070  $ 0.01   $   41   19,210   $ 0.00    $(433)  19,100   $(0.02)
Effect of dilutive
securities:
  Stock purchase plan               --                           75                        55                         --
  Stock options
  outstanding                       --                          565                       475                         --
                      -----     ------   -----     ------   -------  ------   ------   ------   ------    ------  ------   ------
Diluted EPS---        $ (84)    19,240   $0.00     $  202    19,710  $ 0.01   $   41   19,740   $ 0.00    $ (433) 19,100   $(0.02)
                      -----     ------   -----     ------   -------  ------   ------   ------   ------    ------  ------   ------

Assumed conversions of approximately 635,000 shares were not included in the calculation for diluted EPS in the three months ending June 30, 1998 as they would have been anti-dilutive due to the net loss for that period. Assumed conversions of approximately 600,000 shares were not included in the calculation for diluted EPS in the six months ending June 30, 1997 as they would have been anti-dilutive due to the net loss for that period.

4. Stockholders' Equity

In the second quarter of 1998, the company purchased 38,697 shares of Treasury Stock at a cost of $139,000 compared to 76,000 shares at a cost of $273,000 in the second quarter of 1997. Of the 38,697 shares purchased in the second quarter of 1998, 15,630 unvested shares of restricted stock were repurchased from a former director of the company pursuant to a pre-existing agreement, and 23,067 shares were repurchased from a broker and were related to a cashless exercise of stock options by a former executive officer.

                                PART I - ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            SPECTRALINK CORPORATION

OVERVIEW

     SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June of 1992. SpectraLink's primary sales efforts are currently focused on retail stores, hospitals, nursing homes, distribution centers, manufacturing facilities, and corporate offices. SpectraLink sells its systems in the United States and Canada through its direct sales force, telecommunications equipment resellers, and specialty dealers.

     Since inception, the Company has expended considerable effort and resources developing its wireless telephone systems, building its direct and reseller channels of distribution, and managing the effects of rapid growth. This rapid growth has required it to significantly increase the scale of its operations, including the hiring of additional personnel in all functional areas, and has resulted in significantly higher operating expenses. The Company anticipates that its operating expenses will continue to increase.

RESULTS OF OPERATIONS

     The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.


   Statement of Operations Data:
   -----------------------------
                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------     --------------------------
                                                   1998                1997        1998                1997
                                                   ----                ----        ----                ----
    Net Sales                                     100.0%              100.0%      100.0%              100.0%
    --------------------------------              -----               -----       -----               -----
    Cost of Sales                                  47.9%               48.5%       43.6%               48.6%
    --------------------------------              -----               -----       -----               -----
    Gross Profit                                   52.1%               51.5%       56.4%               51.4%
    --------------------------------              -----               -----       -----               -----
    Operating Expenses:
    --------------------------------              -----               -----       -----               -----
      Research and Development                     11.6%               11.4%       11.8%               12.9%
    --------------------------------              -----               -----       -----               -----
      Marketing and Selling                        41.0%               35.7%       42.6%               39.9%
    --------------------------------              -----               -----       -----               -----
      General and Administrative                    5.1%                7.0%        6.6%                8.1%
    --------------------------------              -----               -----       -----               -----
    Total Operating Expenses                       57.6%               54.1%       61.0%               60.9%
    --------------------------------              -----               -----       -----               -----
    (Loss) Income from Operations                 (5.5)%              (2.6)%      (4.6)%              (9.5)%
    --------------------------------              -----               -----       -----               -----
    Investment Income and Other, net                4.5%                5.4%        4.9%                6.1%
    --------------------------------              -----               -----       -----               -----
    (Loss) Income Before Income Taxes             (1.0)%                2.8%        0.3%              (3.4)%
    --------------------------------              -----               -----       -----               -----
    Income Tax (Benefit) Expense                  (0.0)%                0.2%        0.0%              (0.1)%
    --------------------------------              -----               -----       -----               -----
    Net (Loss) Income                             (1.0)%                2.6%        0.3%              (3.3)%
    --------------------------------              -----               -----       -----               -----

                            SPECTRALINK CORPORATION
              QUARTERS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased by 10% to $8,442,000 in the second quarter of 1998 from $7,674,000 in the second quarter of 1997. This sales increase was the result of increased penetration of the healthcare and retail markets. Net sales for the six months ended June 30, 1998 increased by 18% to $15,559,000 from $13,240,000 for the comparable six months in 1997. The increase in sales for the six month period was mainly due to increases in healthcare and commercial sales.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. Gross profit increased by 11% to $4,401,000 in the second quarter of 1998 from $3,952,000 in the second quarter on 1997. For the six months ended June 30, 1998 gross profit increased by 29% to $8,770,000 from $6,806,000 for the same period last year. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 52.1% in the second quarter of 1998 from 51.5% in the second quarter of 1997. The increase in gross profit margin was the result of a reduction in the provision for warranty expenses . For the six months ended June 30, 1998, gross profit margin increased to 56.4% from 51.4% in the same period last year. The increases in gross profit margin for the six months were primarily due to reduced warranty costs, and material cost reductions from volume buying and design improvements. Factors increasing gross margin were somewhat offset in the quarter ended and the six months ended by decreases in the average unit sales price.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 12% to $976,000 in the second quarter of 1998 from $872,000 in the second quarter of 1997, representing 11.6% and 11.4%, respectively, of net sales. Research and development efforts in the second quarter of 1998 were primarily associated with new products. In the second quarter of 1997, research and development efforts were associated with the introduction of new products and development of new digital interfaces to existing PBX systems. For the six months ended June 30, 1998 research and development increased by 7% to $1,834,000 from $1,711,000 for the same period last year, representing 11.8% and 12.9% , respectively, of net sales. The Company expects to increase its current level of spending on research and development.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. Marketing and selling expenses increased by 26% to $3,458,000 in the second quarter of 1998 from $2,740,000 in the second quarter of 1997, representing 41.0% and 35.7%, respectively, of net sales. For the six months ended June 30, 1998 sales and marketing expenses increased by 26% to $6,626,000 from $5,278,000 for the same period last year, representing 42.6% and 39.9%, respectively, of net sales. The increase in dollars spent was primarily the result of adding sales personnel to increase market penetration and increased commission expenses.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, and human resources, as well as legal and other professional services. General and administrative expenses decreased by 20% to $432,000 in the second quarter of 1998 from $538,000 in the second quarter of 1997, representing 5.1% and 7.0%, respectively, of net sales. For the six months ended June 30, 1998 general and administrative expenses decreased by 4% to $1,032,000 from $1,072,000 for the same period last year, representing 6.6% and 8.1%, respectively, of net sales. The reduction in expense was the result of lower projected costs for the publication of the annual report for 1998 and a reduction in the estimate for bad debts. The decrease as a percentage of sales was the result of economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. Investment income and other decreased by 8% to $377,000 in second quarter of 1998 from $411,000 in the second quarter of 1997. For the six months ended June 30, 1998 investment income and other decreased by 4% to $765,000 from $799,000 for the same period last year. The reduction in investment income and other was primarily the result of lower cash and short-term investments.

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

                            SPECTRALINK CORPORATION
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities provided net cash of $87,000 in the six months ended June 30, 1998, and used net cash of $3,045,000 in the comparable period last year. For the six months ended June 30, 1998, accounts receivable increased by $1,466,000 while inventory decreased by $508,000. The increase in accounts receivable was primarily due to increased sales of new products. The decrease in inventory was due to increased sales and installation of new manufacturing equipment. Other accrued liabilities and deferred revenue increased by $269,000 compared to an increase of $970,000 for the same period last year. This year's increase was mainly attributable to an increase in deferred revenue from maintenance contracts; however, partially offsetting this increase was a decrease in accrued warranty. Investing activities included property and equipment acquisitions of manufacturing equipment, manufacturing tooling, engineering equipment, and computer software of $892,000 in the six months ended June 30, 1998. Property and equipment acquisitions in the same period for last year were $1,303,000 and consisted of modular office furniture, manufacturing equipment, leasehold improvements, computer equipment and software. Investment purchases in the six months ended June 30, 1998 were $7,046,000, compared to $5,041,000 for the six months ended June 30, 1997. Investments maturing in the six months ended June 30, 1998 were $7,000,000, while $9,000,000 matured in the six months ended June 30, 1997. On February 26, 1997, the board of directors authorized the Company to repurchase up to 500,000 shares of the Company's common stock through open market transactions. As of June 30, 1998 the Company had acquired 374,197 shares of the Company's common stock at a cost of $1,340,000. In the six months ended June 30, 1998 financing activities included proceeds of $170,000 from the issuance of common stock from the exercise of stock options and $261,000 from the issuance of stock under the provisions of the Employee Stock Purchase Plan. Of the $170,000 from the exercise of stock options, $108,000 was from the exercise of stock options by a former executive officer. In the six months ended June 30, 1997, financing activities consisted of proceeds of $20,000 from the issuance of common stock from the exercise of stock options and $224,000 from the issuance of stock under the provisions of the Employee Stock Purchase Plan. There were also payments on capital lease obligations of $31,000 in the six months ended June 30, 1997.

     As of June 30, 1998, the Company had working capital of $27,665,000 compared to $27,903,000 as of December 31, 1997. Working capital as of June 30, 1998 included $17,910,000 in cash and short-term investments, $9,137,000 in accounts receivable and $4,258,000 in inventory. As of June 30, 1998, the Company's current ratio (ratio of current assets to current liabilities) was 7.6:1, compared with a current ratio of 8.5:1 as of December 31, 1997. In addition the Company has $7,002,000 in government securities which have maturities greater than 12 months; however no maturity exceeds 24 months.

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

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995
                            SPECTRALINK CORPORATION


Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) the failure of the market for on-premises wireless telephone systems to grow or to grow as quickly as the Company anticipates, (ii) the intensely competitive nature of the wireless communications industry, (iii) the ability of the Company and its resellers to develop and execute effective marketing and sales strategies, (iv) the Company's reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process, (v) the risk of business interruption arising from the Company's dependence on a single manufacturing facility, (vi) the Company's dependence on a single product line, (vii) the Company's ability to manage potential expansion of operations, (viii) the Company's ability to attract and retain key personnel, (ix) the Company's ability to respond to rapid technological changes within the on-premises wireless telephone industry, (x) changes in rules and regulations of the FCC,
(xi) the Company's ability to protect its intellectual property rights, (xii) the assertion of intellectual property infringement claims against the Company,
(xiii) changes in economic and business conditions affecting the Company's customers, (xiv) potential business interruptions associated with the year 2000 issue, (xv) other factors over which the Company has little or no control, and
(xvi) potential fluctuations in the Company's future operating results. The Company has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include (a) fluctuating market demand for, and declines in the average selling prices of, the Company's products, (b) the timing of and delay of significant orders from customers, and (c) seasonality in demand. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In addition, due to the timing of orders from customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to the Company's business, the price of the Company's common stock would likely be materially adversely affected.

                            SPECTRALINK CORPORATION

Part II           Other Information                                       Page
     Item 4       Submission of Matters to a Vote of Security Holders       14

     Item 5       Other Information

     Item 6       Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                         27  Financial Data Schedule                        15

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


SPECTRALINK CORPORATION


Date:  August 13, 1998                By: /s/  WILLIAM R. MANSFIELD
                                          -------------------------
                                      William R. Mansfield,
                                      Principal Financial and Accounting
                                      Officer and on behalf of the Registrant

                            SPECTRALINK CORPORATION
                          PART II - OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders

     At SpectraLink's Annual Meeting of Stockholders held on May 12, 1998, the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

                              Number of  Shares
                           Voted For      Withheld
                          ----------     ----------
Bruce M. Holland          17,893,323         45,388
                          ----------     ----------
Carl D. Carman            17,893,323         45,388
                          ----------     ----------
Burton J. McMurtry        17,893,323         45,388
                          ----------     ----------
F. Gibson Myers,  Jr      17,893,323         45,388
                          ----------     ----------


2. To amend the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock available for purchase thereunder to 800,000 and to add a provision for annual replenishment of Common Stock issued during the year. Number of shares voted: For 13,857,824; Against 132,865; Abstained 11,055; Broker non-votes 3,956,967.


3. To amend the Company's Stock Option Plan to increase the number of shares of Common Stock available for grant thereunder to 5,000,000. Number of shares voted: For 13,818,009 ; Against 169,353; Abstained 14,382; Broker non-votes 3,956,967.

4. To ratify the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company for the fiscal year ending December 31, 1998. Number of shares voted: For 17,913,066; Against 20,564; Abstained 5,081; Broker non-votes 0 .

Item 5.  Other Information

On May 12, 1998, Anthony V. Carollo, Jr. was appointed to the Board of Directors of the Company, to hold such position until his successor is elected and qualified. Currently the chairman and CEO of Xantel Corporation, Mr. Carollo was formerly president and chief operating officer of Fujitsu Business Communications Systems. Before joining Fujitsu, Mr. Carollo spent more than 13 years at ROLM Corporation in various executive capacities.

                                 INDEX TO EXHIBITS

EXHIBIT
NUMBER                EXHIBIT
-------               -------
  27          Financial Data Schedule