Form 10QSB
period 1998-09-30
SPECTRALINK CORP
filed 1998-11-16
CIK 894268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB

    /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                       or


    / /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from _________ to _________


                        Commission file number  0-28180
                                                -------


                            SPECTRALINK CORPORATION
               (Exact name of registrant as specified in charter)

                           Delaware                                                     84-1141188
(State or other jurisdiction of incorporation or organization)                          (IRS Employer
                                                                                        Identification Number)


5755 Central Avenue, Boulder, Colorado                                                  80301-2848
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
Applicable only to corporate issuers:
As of September 30, 1998, there were outstanding 19,372,711 shares of SpectraLink Corporation Common Stock, par value $.01.
Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                                ---     ---

                             SPECTRALINK CORPORATION
                                      INDEX

                                                                                                      Page
Part I            Financial Information

     Item 1       Financial Statements

                  Balance Sheets at
                  September 30, 1998 and December 31, 1997                                               3

                  Statements of Operations
                  Three months and nine months ended September 30, 1998 and 1997                         4

                  Statements of Cash Flows
                  Nine months ended September 30, 1998 and 1997                                          5

                  Notes to Financial Statements                                                          6

     Item 2       Management's Discussion and Analysis of  Financial Condition and
                  Results of Operations                                                                  8


Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995                                                        12


Part II           Other Information

     Item 4       Submission of Matters to a Vote of Security Holders

     Item 6       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                        27 Financial Data Schedule
                  (b) Form 8-K
                        None

                             SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                             1998                    1997
                                                                         -------------            ------------
                                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                             $   10,677               $   5,674
   Short-term investments                                                    11,955                  12,980
   Trade accounts receivable, net of allowance of $343
      and $354, respectively                                                  8,176                   7,671
   Inventory                                                                  4,745                   4,766
   Other                                                                        705                     554
                                                                         ----------               ---------
          Total current assets                                               36,258                  31,645
                                                                         ----------               ---------

INVESTMENT IN GOVERNMENT SECURITIES                                           3,994                   6,944

PROPERTY AND EQUIPMENT, at cost:
    Furniture and fixtures                                                    1,322                   1,200
    Equipment                                                                 4,203                   3,203
    Leasehold improvements                                                      631                     580
                                                                         ----------               ---------
                                                                              6,156                   4,983
   Less  - Accumulated depreciation                                          (3,186)                 (2,355)
                                                                         ----------               ---------
          Net property and equipment                                          2,970                   2,628
OTHER                                                                            89                      82
                                                                         ----------               ---------
TOTAL ASSETS                                                             $   43,311               $  41,299
                                                                         ==========               =========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $    1,192               $     492
   Accrued payroll, commissions, and employee benefits                        1,300                   1,168
   Accrued sales and use tax                                                    574                     358
   Accrued warranty expenses                                                    395                     531
   Other accrued expenses                                                       143                     141
   Deferred revenue                                                           1,209                   1,052
                                                                         ----------               ---------
          Total current liabilities                                           4,814                   3,742
LONG-TERM LIABILITIES                                                           177                     131
                                                                         ----------               ---------
          Total liabilities                                                   4,991                   3,873
                                                                         ----------               ---------

STOCKHOLDERS' EQUITY:
   Common stock                                                                 198                     194
   Additional paid-in capital                                                49,239                  48,803
   Accumulated deficit                                                       (9,777)                (10,547)
   Treasury stock at cost                                                    (1,340)                 (1,024)
                                                                         ----------               ---------
TOTAL STOCKHOLDERS' EQUITY                                                   38,320                  37,426
                                                                         ----------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   43,311               $  41,299
                                                                         ==========               =========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                               --------------------    --------------------
                                                                  1998       1997        1998        1997
                                                               --------    --------    --------    --------
NET SALES                                                      $  9,567    $  7,002    $ 25,125    $ 20,242
COST OF SALES                                                     4,159       3,213      10,948       9,647
                                                               --------    --------    --------    --------
    Gross profit                                                  5,408       3,789      14,177      10,595

OPERATING EXPENSES
    Research and development                                        967         886       2,801       2,598
    Marketing and selling                                         3,505       2,996      10,132       8,274
    General and administrative                                      516         484       1,546       1,555
                                                               --------    --------    --------    --------
        Total operating expenses                                  4,988       4,366      14,479      12,427
                                                               --------    --------    --------    --------

GAIN (LOSS) FROM OPERATIONS                                         420        (577)       (302)     (1,832)
INVESTMENT INCOME AND OTHER, net                                    356         339       1,121       1,138
                                                               --------    --------    --------    --------
INCOME(LOSS) BEFORE INCOME TAXES                                    776        (238)        819        (694)
INCOME TAX EXPENSE (BENEFIT)                                         47          11          49         (12)
                                                               --------    --------    --------    --------

NET INCOME (LOSS)                                              $    729    $   (249)   $    770    $   (682)
                                                               ========    ========    ========    ========

BASIC EARNINGS (LOSS) PER SHARE (Note 3)                       $   0.04    $  (0.01)   $   0.04    $  (0.03)
                                                               ========    ========    ========    ========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                        19,370       19,900     19,230      19,760
                                                               ========    =========   ========    ========

DILUTED EARNINGS (LOSS) PER SHARE (Note 3)                     $   0.04    $   (0.01)  $   0.04    $  (0.03)
                                                               ========    =========   ========    ========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                      19,680       19,900     19,720      19,760
                                                               ========    =========   ========    ========

             The accompanying notes to financial statements are an
                       integral part of these statements.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                        1998                 1997
                                                                                        ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $     770           $     (682)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                    834                  737
         Loss on sales/disposal of assets                                                  --                   14
         Changes in assets and liabilities
            Increase in accounts receivable, net                                         (505)              (2,648)
            Decrease (increase) in inventory                                               22               (1,387)
            Increase in other assets                                                     (159)                (147)
            Increase in accounts payable                                                  800                   69
            Increase in other accrued liabilities and deferred revenue                    319                1,171
                                                                                    ---------           ----------
Net cash provided by (used in) operating activities                                     2,081               (2,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                (1,181)              (1,614)
    Proceeds from disposal of property and equipment                                        5                    2
    Purchases of investments                                                           (8,025)             (10,042)
    Maturity of investments                                                            12,000               14,000
    Purchases of treasury stock                                                          (316)                (572)
                                                                                    ---------           ----------
Net cash provided by investing activities                                               2,482                1,774

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                                   --                  (31)
   Proceeds from exercise of incentive common stock options                               175                   27
   Proceeds from sale of common stock                                                     265                  224
                                                                                    ---------           ----------
Net cash provided by financing activities                                                 440                  220
                                                                                    ---------           ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        5,003                 (879)
CASH AND CASH EQUIVALENTS, beginning of period                                          5,674                7,334
                                                                                    ---------           ----------
CASH AND CASH EQUIVALENTS, end of period                                            $  10,677           $    6,455
                                                                                    =========           ==========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                             SPECTRALINK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                    UNAUDITED
1.  Basis of Presentation

The accompanying financial statements as of September 30, 1998 and 1997 and for the quarters and nine months then ended, have been prepared from the books and records of the Company and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 presented in the Company's filings with the Securities and Exchange Commission. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

New Accounting Pronouncements

          Statement of Financial Accounting Standards No. 131
In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement requires that a public company report financial and descriptive information about its reportable operating segments on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company expects to adopt SFAS No. 131 for the year ended December 31, 1998, and anticipates that it will have no material impact on the companies financial position, results of operations, or cash flows.

          Statement of Financial Accounting Standards No. 133
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management believes that the impact of SFAS No. 133 will not have a material impact on the companies financial position, results of operations, or cash flows.

         Statement of Position 98-5
In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". This statement is effective for financial statements for fiscal years beginning after December 15, 1998. In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Management believes that adoption of SOP 98-5 will not have a material impact on the companies financial position, results of operations, or cash flows.

2.  Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 1998 and December 31, 1997 consisted of the following:

                                                     1998             1997
                                                     ----             ----
                                                  (Unaudited)
Raw materials                                      $2,245           $2,529
Work in process                                       155               57
Finished goods                                      2,345            2,180
                                                   ------           ------
                                                   $4,745           $4,766
                                                   ======           ======

                             SPECTRALINK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                    Unaudited

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

                                Three months ended September 30,                        Nine months ended September 30,
                     ------------------------------------------------------- ------------------------------------------------------
                               1998                         1997                       1998                        1997
                     -------------------------- ---------------------------- -------------------------- ---------------------------
                                         Per                         Per                         Per                      Per
                      Income    Shares   Share     Loss    Shares    Share    Income   Shares    Share    Loss   Shares   Share
                      ------    ------   -----    ------   ------    -----    ------   ------    -----    ----   ------   -----
Basic EPS---           $ 729    19,370   $0.04    $(249)   19,900   $(0.01)     $770   19,230    $0.04   $(682)  19,760   $(0.03)
Effect of dilutive
securities:
  Stock purchase plan               20                          0                          80
  Stock options
    outstanding                    290                          0                         410
                     -------- --------- ------- --------- -------- --------- -------- -------- -------- -------- -------- ---------
Diluted EPS---         $ 729    19,680   $0.04    $(249)   19,900   $(0.01)     $770   19,720    $0.04   $(682)  19,760   $(0.03)
                     -------- --------- ------- --------- -------- --------- -------- -------- -------- -------- -------- ---------

4. Stockholders' Equity

In the third quarter of 1998, the Company purchased zero shares of Treasury Stock compared to 30,000 shares at a cost of $135,000 in the third quarter of 1997. In the first nine months of 1998, the Company purchased 85,697 shares of Treasury Stock at a cost of $316,000 compared to 148,500 shares at a cost of $572,000 in the first nine months of 1997. Of the 1998 year to date shares purchased, 15,630 unvested shares of restricted stock were repurchased from a former director of the Company pursuant to a pre-existing agreement, and 23,067 shares were repurchased from a broker and were related to a cashless exercise of stock options by a former executive officer.

                                 PART I - ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             SPECTRALINK CORPORATION

OVERVIEW

       SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June of 1992. SpectraLink's primary sales efforts are currently focused on retail stores, hospitals, distribution centers, manufacturing facilities, and corporate offices. SpectraLink sells its systems in the United States and Canada through its direct sales force, telecommunications equipment resellers, and specialty dealers.

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

RESULTS OF OPERATIONS

        The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

 Statement of Operations Data:

                                                            THREE MONTHS ENDED SEPTEMBER 30          NINE MONTHS ENDED SEPTEMBER 30
                                                            -------------------------------          ------------------------------
                                                                 1998               1997                1998                1997
                                                                 ----               ----                ----                ----
    Net Sales                                                   100.0%              100.0%              100.0%              100.0%
    Cost of Sales                                                43.5%               45.9%               43.6%               47.7%
    Gross Profit                                                 56.5%               54.1%               56.4%               52.3%
    Operating Expenses:
      Research and Development                                   10.1%               12.7%               11.1%               12.8%
      Marketing and Selling                                      36.6%               42.8%               40.3%               40.9%
      General and Administrative                                  5.4%                6.9%                6.2%                7.7%
    Total Operating Expenses                                     52.1%               62.4%               57.6%               61.4%
    Income (Loss) from Operations                                 4.4%               (8.2%)              (1.2%)              (9.1%)
    Investment Income and Other, net                              3.7%                4.8%                4.5%                5.6%
    Income (Loss) Before Income Taxes                             8.1%               (3.4%)               3.3%               (3.4%)
    Income Tax Expense (Benefit)                                  0.5%                0.2%                0.2%               (0.1%)
    Net Income (Loss)                                             7.6%               (3.6%)               3.1%               (3.4%)

                             SPECTRALINK CORPORATION
           QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased by 37% to $9,567,000 in the third quarter of 1998 from $7,002,000 in the third quarter of 1997. This sales increase was the result of increased penetration of the healthcare and retail markets. Net sales for the nine months ended September 30, 1998 increased by 24% to $25,125,000 from $20,242,000 for the comparable nine months in 1997. The increase in sales for the nine month period was mainly due to increases in retail, healthcare, and commercial sales.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. Gross profit increased by 43% to $5,408,000 in the third quarter of 1998 from $3,789,000 in the third quarter on 1997. For the nine months ended September 30, 1998 gross profit increased by 34% to $14,177,000 from $10,595,000 for the same period last year. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 56.5% in the third quarter of 1998 from 54.1% in the third quarter of 1997. The increase in gross profit margin was the result of an improvement in manufacturing efficiencies and a reduction in the provision for warranty expenses. For the nine months ended September 30, 1998, gross profit margin increased to 56.4% from 52.3% in the same period last year. The increases in gross profit margin for the nine months were primarily due to reduced warranty costs, and material cost reductions from volume buying and design improvements. Factors increasing gross margin were somewhat offset in the quarter ended and the nine months ended by decreases in the average unit sales price.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 9.1% to $967,000 in the third quarter of 1998 from $886,000 in the third quarter of 1997, representing 10.1% and 12.7%, respectively, of net sales. Research and development efforts in the third quarter of 1998 were primarily associated with new products. In the third quarter of 1997, research and development efforts were associated with the introduction of new products and development of new digital interfaces to existing PBX systems. For the nine months ended September 30, 1998 research and development increased by 7.8% to $2,801,000 from $2,598,000 for the same period last year, representing 11.1% and 12.8% , respectively, of net sales. The Company expects to increase its current level of spending on research and development.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. Marketing and selling expenses increased by 17.0% to $3,505,000 in the third quarter of 1998 from $2,996,000 in the third quarter of 1997, representing 36.6% and 42.8%, respectively, of net sales. For the nine months ended September 30, 1998, sales and marketing expenses increased by 22.4% to $10,132,000 from $8,274,000 for the same period last year, representing 40.3% and 40.9%, respectively, of net sales. The increase was primarily the result of the addition of sales personnel to increase market penetration and increased commission expenses.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, and human resources, as well as legal and other professional services. General and administrative expenses increased by 6.6% to $516,000 in the third quarter of 1998 from $484,000 in the third quarter of 1997, representing 5.4% and 6.9%, respectively, of net sales. For the nine months ended September 30, 1998, general and administrative expenses decreased by 0.6% to $1,546,000 from $1,555,000 for the same period last year, representing 6.2% and 7.7%, respectively, of net sales. The reduction in expense dollars was the result of lower outside services and projected costs for the publication of the annual report for 1998. The decrease as a percentage of sales was the result of economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. Investment income and other increased by 5% to $356,000 in third quarter of 1998 from $339,000 in the third quarter of 1997. For the nine months ended September 30, 1998 investment income and other decreased by 1.5% to $1,121,000 from $1,138,000 for the same period last year. The reduction in investment income and other was primarily the result of lower cash and short-term investments.

Income Tax. The Company has available tax loss carryforwards to offset estimated 1998 taxable income. The Company's tax provision in 1998 consists of an accrual for state and federal alternative minimum taxes estimated at 6% of taxable income.

Expansion Risk. The Company's operating expenses are based in part on its expectations of future sales, and the Company's expense levels are generally committed in advance of sales. The Company currently plans to continue to expand and increase its operating expenses in an effort to generate and support additional future revenue. If sales do not materialize in a quarter as expected, the Company's results of operations for that quarter would be adversely affected. Net income may be disproportionately affected by a reduction of revenues because only a small portion of the Company's expenses vary with its revenue.

                             SPECTRALINK CORPORATION
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided net cash of $2,081,000 in the nine months ended September 30, 1998, and used net cash of $2,873,000 in the comparable period last year. For the nine months ended September 30, 1998, accounts receivable increased by $505,000, while inventory decreased by $22,000. The increase in accounts receivable was primarily due to increased sales. The decrease in inventory was due to more emphasis on inventory control. Other accrued liabilities and deferred revenue increased by $319,000 compared to an increase of $1,171,000 for the same period last year. This year's increase was mainly attributable to an increase in deferred revenue from maintenance contracts; however, partially offsetting this increase was a decrease in accrued warranty. Investing activities included property and equipment acquisitions of manufacturing equipment, manufacturing tooling, engineering equipment, and computer software of $1,181,000 in the nine months ended September 30, 1998. Property and equipment acquisitions in the same period for last year were $1,614,000 and consisted of modular office furniture, manufacturing equipment, leasehold improvements, computer equipment and software. Investment purchases in the nine months ended September 30, 1998 were $8,025,000, compared to $10,042,000 for the nine months ended September 30, 1997. Investments maturing in the nine months ended September 30, 1998 were $12,000,000, while $14,000,000 matured in the nine months ended September 30, 1997. On February 26, 1997, the board of directors authorized the Company to repurchase up to 500,000 shares of the Company's common stock through open market transactions. As of September 30, 1998, the Company had acquired 374,197 shares of the Company's common stock at a cost of $1,340,000. In the nine months ended September 30, 1998, financing activities included proceeds of $175,000 from the issuance of common stock from the exercise of stock options and $265,000 from the issuance of stock under the provisions of the Employee Stock Purchase Plan. Of the $175,000 from the exercise of stock options, $108,000 was from the exercise of stock options by a former executive officer. In the nine months ended September 30, 1997, financing activities consisted of proceeds of $27,000 from the issuance of common stock from the exercise of stock options and $224,000 from the issuance of stock under the provisions of the Employee Stock Purchase Plan. There were also payments on capital lease obligations of $31,000 in the nine months ended September 30, 1997.

As of September 30, 1998, the Company had working capital of $31,444,000 compared to $27,903,000 as of December 31, 1997. Working capital as of September 30, 1998 included $22,632,000 in cash and short-term investments, $8,176,000 in accounts receivable and $4,745,000 in inventory. As of September 30, 1998, the Company's current ratio (ratio of current assets to current liabilities) was 7.5:1, compared with a current ratio of 8.5:1 as of December 31, 1997. In addition the Company has invested $3,994,000 in government securities which have maturities greater than 12 months; however no maturity exceeds 24 months.

The Company believes that its current resources and cash generated from operations will be sufficient to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for at least the immediate future.

On November 4, 1998, the Board of Directors has authorized the repurchase of up to one million shares of its common stock. This authorization brings the total of shares authorized to be repurchased to one and a half million, of which 729,197 shares have already been repurchased as of November 6, 1998.

YEAR 2000 COMPLIANCE

Many existing computer systems, applications software, and other control devices, rely on only two digits to identify the year, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond. The Company relies on information technology systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, payroll and accounts payable modules), customer service, manufacturing, infrastructure, embedded computer chips, networks, telecommunications equipment and end products. The Company also relies, directly or indirectly, on the external systems, software and devices of business enterprises such as customers, suppliers, utilities, creditors, financial organizations, consultants, and governmental entities, both domestic and international, for accurate exchange of data.

The Company feels that it is taking reasonable steps to catalog and address those matters in both its information technology systems and in other equipment with embedded microprocessors that could cause a serious breach in its business and operations due to Year 2000 issues. Specifically, with respect to its information technology systems, the Company has assessed each item of software and has completed 5% of the remediation necessary for such information technology systems to be Year 2000 compliant. With respect to non-information technology systems (such as the Company's telephone systems and security system), the Company has completed approximately 20% of the assessment. The Company also intends to test selected items to assure the integrity of the Company's remediation programs. All testing is expected to be completed by June 30, 1999. At this point, the Company believes that all of its mission-critical information technology and non-information technology systems will be Year 2000 compliant on time. However, delays in the implementation of remediation programs for non-compliant systems or a failure by the Company to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is also communicating with its major customers (including its distributors), suppliers and financial institutions to assess the potential impact on the Company's operations of such third parties failure to become Year 2000 compliant. This process has not been completed; based upon responses to date, it appears that many of the Company's customers and suppliers have only indicated that they have in place Year 2000 readiness programs, without specifically representing that they will be Year 2000 compliant in a timely manner. A failure by any of the Company's major customers or suppliers to be Year 2000 compliant, or a failure by the Company to fully identify its dependencies on the information technology systems of certain suppliers or customers could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company would experience a material adverse impact on its business if significant suppliers of electrical component parts, semi-conductors, printed circuit boards, other raw materials or telecommunications systems fail to provide the Company in a timely manner with necessary inventories or services due to Year 2000 systems failures. Likewise, if the Company's customers are unable to process purchase orders, payment checks, or other mission critical paperwork due to Year 2000 problems, SpectraLink's business, financial condition and results of operations could be materially adversely affected.

The Company's Year 2000 program includes developing contingency plans to protect its business and operations from Year 2000-related interruptions from third party non-compliance. The Company expects to complete its risk assessment and contingency plan by June 30, 1999. The plans are expected to include back-up procedures, identification of alternate suppliers (where possible), and increases in back-up inventory levels. Based upon its current assessment of its own information and non-information technology systems, the Company does not believe it necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to handle all problems or issues which may arise.

The costs incurred to date related to its Year 2000 activities have not been material to the Company, and, based upon current estimates, the Company does not believe that the total cost of preparing for Year 2000 programs will have a material adverse impact on the Company's results of operations or financial condition.

The statements set forth herein concerning Year 2000 issues which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with the Company's Year 2000 programs and the time-frame in which the Company plans to complete Year 2000 modifications are based upon management's best estimates. These estimates were developed from internal assessments and assumptions of future events. These estimates may be adversely affected by the scarcity of personnel and system resources, and by the failure of significant third parties to properly address Year 2000 issues. Therefore, there can be no guarantee that any estimates, or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.

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

                             SPECTRALINK CORPORATION





                                                                                                      Page
Part II           Other Information

     Item 4       Submission of Matters to a Vote of Security Holders                                   15

     Item 5       Other Information

     Item 6       Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                         27  Financial Data Schedule                                                    16

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


                                     SPECTRALINK CORPORATION


Date:  November  13, 1998            By: /s/  WILLIAM R. MANSFIELD
                                         ---------------------------------------
                                     William R. Mansfield,
                                     Principal Financial and Accounting Officer
                                     and on behalf of the Registrant

                             SPECTRALINK CORPORATION
                                  EXHIBIT INDEX




Exhibit #         Exhibit
---------         --------
27                27  Financial Data Schedule                              16