Form 10KSB40
period 1998-12-31
SPECTRALINK CORP
filed 1999-03-25
CIK 894268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------
                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                  For the fiscal year ended December 31, 1998
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ______

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

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenue for its most recent fiscal year. $35,135,000

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $36,098,876 as of March 8, 1999.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,986,799 shares of common stock, $.01 par value, were outstanding as of March 8, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Items 9, 10, 11 and 12 of Part III of this Form 10-KSB are incorporated by reference from the issuer's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's fiscal year.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     SpectraLink Corporation ("SpectraLink" or the "Company") was incorporated in Colorado in April 1990, and was reincorporated in Delaware in March 1996. SpectraLink designs, manufactures and sells on-premises wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. The SpectraLink Link Wireless Telephone System increases the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. The system uses a micro-cellular design consisting of three components: a Master Control Unit ("MCU"), Base Stations and Wireless Telephones. The Company's proprietary MCU interfaces directly with a PBX, Centrex or key/hybrid system. The MCU also connects with the system's Base Stations, which are small radio transceivers located throughout the customer's facility that relay calls between the six-ounce Wireless Telephones and the telephone system. Calls are handed off from one Base Station to another as a user moves throughout the facility.

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

     Alternatives to paging include the use of two-way radios, cordless phones and traditional cellular phones, all of which have various shortcomings. Two-way radios can be cumbersome and do not provide an adequate link to the wireline telephone system. Cordless phones are typically single-cell systems and have a limited calling range, and only a limited number of cordless phones can be deployed in a given area without interfering with each other. Traditional cellular phones often provide inconsistent indoor reception and use analog and digital radio transmissions which can be intercepted. Unless specifically designed for on-premises use, cellular phones cannot be directly interfaced with a company's PBX system and, therefore, cannot offer the system's functionality. Furthermore, current monthly usage fees and airtime charges make cellular phones prohibitively expensive in many applications.

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

PRODUCTS

     The Link Wireless Telephone System uses a micro-cellular design consisting of three components: a Master Control Unit (MCU), Base Stations and Wireless Telephones. The MCU is installed near the PBX or key/hybrid system, or at the Centrex demarcation location. There are two ways in which the MCU connects to the phone system. It can either interface directly with the analog ports of the host telephone switching system, or, in many cases, it can connect via a digital interface to certain PBX systems and key/hybrid systems. Currently, the Company supports digital interfaces to the following phone systems: Definity PBX systems and Merlin Legend key systems from Lucent Technologies; Meridian 1 PBX Systems and Norstar key systems from Northern Telecom, Ltd.; Rolm 9751 and 9200 CBX and HiCom systems from Siemens Business Communications Systems, Inc.; F9600 PBX systems from Fujitsu Corporation; SX-200 and SX-2000 PBX systems from Mitel Corporation; Strata DK280 and DK424 systems from Toshiba Corporation; and DTS and DXP systems from Comdial, Inc. Additionally, the Spectralink Open Application Interface (OAI) enables SpectraLink Wireless Telephones to be used in conjunction with data servers.

     The MCU is also connected to the Base Stations. The Base Stations are small radio transceivers connected to the MCU via twisted-pair telephone wiring and provide the wireless link to the Wireless Telephone. The Wireless Telephone is a six-ounce portable phone with an alphanumeric display. When the SpectraLink system is connected to the phone system using analog ports, the Wireless Telephone will provide many of the calling features of a desk phone, including transfer, conference calling and hold. When the system is digitally interfaced to the phone system, the Wireless Telephone will also support the advanced features of the host phone system such as calling party identification or calling party name display. The Wireless Telephone provides up to four hours of talk time or up to eighty hours of standby time between battery recharges.

     Each Base Station supports multiple users and covers a transmission area in excess of 50,000 square feet depending on transmission obstructions present in the building. A call is handed off from one Base Station to another as a user walks throughout the coverage area. The Wireless Telephone System is designed to provide seamless coverage, enabling real-time hand-off of an active telephone call as the user walks about. A key attribute of the SpectraLink Wireless Telephone System is that the hand-off implementation has been designed to be non-disruptive to the call in progress, thus minimizing degradation to the telephone conversation while the user is moving throughout the facility.

     SpectraLink offers two scalable MCU configurations: the Link 150 MCU and the Link 3000 MCU. These two systems are targeted to meet the needs of a variety of applications.

     The Link 150 MCU supports up to 64 Wireless Telephones and up to 16 Base Stations. A total of four MCU controllers can be interconnected to support the maximum complement of Wireless Telephones and Base Stations. The typical applications for the Link 150 are retail stores, healthcare clinics and nursing homes.

     The Link 3000 supports up to 3200 Wireless Telephones and up to 1000 Base Stations. Its typical applications are hospitals, corporate offices, manufacturing facilities and convention centers.

     The Link 150 and Link 3000 MCUs support analog or digital integration with a PBX or key/hybrid system.

TECHNOLOGY

     The Company devotes significant planning and resources to development and use of advanced technology. This focus on technology is necessary to meet the requirements for delivery of portability, indoor radio and system performance, high reliability, low cost and manufacturability.

     Spread Spectrum Technology and Frequency Hopping. Spread spectrum is a radio frequency transmission technique in which the transmitted information is spread over a relatively wide bandwidth. The Company also uses a form of spread spectrum transmission called frequency hopping, a technique that combines an information signal with a radio carrier whose frequency assignment changes rapidly in a pseudo random manner at the transmitter. The signal resulting from frequency hopping is decoded at the receiving end using the same pseudo random frequency pattern. The use of frequency hopping spread spectrum technology makes transmissions more immune to interference, reduces the possibility of interference with others, provides privacy against eavesdropping and improves the quality of voice transmission. The FCC rules governing spread spectrum operation permit higher RF transmitter power levels, thus improving indoor propagation over a wide range of interior building construction types and simplifying system planning and implementation. While there are many advantages to the spread spectrum technique, it is more complex to implement than the more commonly used narrowband modulation techniques. The Company believes that its Link Wireless Telephone System is currently the only micro-cellular spread spectrum wireless telephone system in the 902-928 MHz band.

     Radio Technology. SpectraLink has designed radio transceivers and digital circuits to implement the complex spread spectrum technique at an economical cost and in a small form factor. The Company's radio transceiver and digital circuit architectures also minimize power consumption and enhance manufacturability and reliability.

     ASIC Design. SpectraLink's expertise in digital application specific integrated circuit (ASIC) technology allows its systems to be miniaturized, power-efficient and cost effective. ASICs are used in the Company's Wireless Telephone, Base Station and MCU designs. The Company expects to develop additional ASICs and to incorporate these devices into future systems.

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

     Call Handoff. Critical to the acceptance of on-premises wireless systems by users accustomed to high-quality telephone performance is a hand-off from cell to cell which has virtually no disruptive effect on the call in progress. SpectraLink has developed proprietary software to address the frequent and unpredictable nature of on-premises inter-cell hand-offs due to interference, multipath degradation and interior obstructions. Software resident in the Wireless Telephones automatically selects the best cell among available Base Stations. The unique digital implementation of the SpectraLink Link Wireless Telephone results in a seamless hand-off.

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

     Direct Sales. As of February 28, 1999, the Company had 73 employees in its direct sales organization. The Company has direct sales offices in the metropolitan areas of Atlanta, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Dallas, Denver, Los Angeles, Milwaukee, New York, Philadelphia, Phoenix, San Diego, San Francisco, Seattle, Tampa, and Washington, D.C.

     Distributors. SpectraLink distributes its entire product line through a number of telecommunications distributors in the United States and Canada, currently including Alltel Communications, Inc., Alphanet Solutions, Inc., Ameritech, Anixter, ATS Telephone and Data Systems, Inc., Bell Atlantic, Fujitsu Business Communication Systems, GTE Communication Systems, Indyme, Inc., InteCom, Inc. and Mitel Telecommunications Systems, Inc. Each of these companies has a non-exclusive distribution relationship with SpectraLink. The Company does not restrict its distributors from selling in the same geographical areas.

     In 1995, SpectraLink entered into a distribution and marketing agreement with Hill-Rom Company, Inc. ("Hill-Rom"), a subsidiary of Hillenbrand Industries, Inc., a leading manufacturer and distributor of patient-care systems. This agreement provided that Hill-Rom would sell the Company's systems to hospitals, medical clinics, and medical office buildings. Hill-Rom's sales of SpectraLink equipment were slower than expected in 1996. Accordingly, SpectraLink and Hill-Rom modified their agreement in 1997, such that SpectraLink's direct sales representatives have primary responsibility for sales to this market. As of November 30, 1998, SpectraLink ceased to have a continuing contractual relationship with Hill-Rom.

     Dealers. SpectraLink has established a dealer network primarily comprised of local phone interconnect companies and two-way radio dealers. SpectraLink dealers have a non-exclusive dealer relationship with SpectraLink. As of February 28, 1999, the Company's dealer network currently was comprised of 103 dealers in 229 locations.

     The Company currently sells its systems in the United States, Canada and Mexico. In the future, the Company may consider selling its systems in other countries which permit operation in the 902-928 MHz band using spread spectrum radio transmissions. The Company has no current plans to market its 902-928 MHz systems in Asia or Europe.

     Customer Support

     The Company has established a customer support department dedicated to planning, installing and maintaining the SpectraLink systems. Customer support personnel are located at the Company's facilities in Boulder, Atlanta, Charlotte, Chicago and Washington, D.C.

     Because of the relative complexity of designing on-premises wireless telephone systems, the customer support department is a critical factor in the Company's overall product and market strategy. The customer support department is involved with the customers during early customer contact, the system configuration and installation phases, and the on-going maintenance period.

     The Wireless Telephones, Base Stations and MCUs are warranted to be free of defects upon delivery. The

Company provides Standard Warranty and Maintenance coverage at no cost for a limited period of time. Thereafter, the customer support department provides various levels of support, based on the maintenance level selected by the customer.

CUSTOMER DEPENDENCE

     While the Company has a diverse customer base it considers its operations to be conducted in one operating segment. During 1998, one customer comprised more than 10% of total sales. Direct sales to Lowe's Companies, Inc. were 17.2% of total sales.

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

     Because there are different methods and different radio frequency bands by which wireless communications can be delivered, the Company believes there are five primary categories of direct competition: (i) the 902-928 MHz band, where the Company's systems operate; (ii) unlicensed PCS, or U-PCS, in the 1920-1930 MHz band; (iii) licensed low-power, in-building cellular in the 824-894 MHz band; (iv) licensed PCS in the 1850-1990 MHz band; and (v) the 2400-2483 MHz band. In the 902-928 MHz band, the Company believes that no competitors offer micro-cellular telephone systems and that competitors offering single-cell, single user products include Lucent Technologies, Northern Telecom Limited, and Uniden America Corporation. The Company believes that competitors offering U-PCS in the 1920-1930 MHz band present the greatest potential threat of competition to the Company because the products in this band will be able to provide similar functionality to that of the Company's systems. There are a number of competitors offering U-PCS systems in the 1920 to 1930 MHz band including LM Ericsson Telephone Co., Lucent Technologies, Northern Telecom Ltd., and Harris Corporation. Various leading manufacturers have established a number of common air interface standards for unlicensed, on-premises operation in the 1920-1930 MHz band. Three of these standards have been approved. The primary status accorded to U-PCS products that will eventually occupy the 1920-1930 MHz band and the existence of air interface standards may make these products more attractive to certain customers. Low-power, on-premises cellular systems operating in the 824-894 MHz band are manufactured and distributed principally by AG Communications, Mitsubishi Corporation, Northern Telecom, Ltd., and Hughes Network Systems, and potentially can be offered through all cellular operators. The Company believes that licensed PCS operators such as AT&T Wireless, BellSouth Mobility DCS, Centennial Cellular Corporation, Omnipoint Communications, Pacific Bell Mobile Services, Powertel, Inc., PrimeCo Personal Communications, Sprint PCS, and Western Wireless Corporation, operating in the 1850-1990 MHz band, intend to target the in-building, on-premises market with service offerings similar to the low-power, in-building cellular derivatives. In addition, a new category of competition has recently emerged with products utilizing voice-over-IP technology in the 2400-2483 MHz band, such as those announced by Symbol Technologies, Inc. While there are many differences in the technologies used to deliver wireless telephone communications in these categories, all of the competitive factors described in the preceding paragraph are applicable, particularly the significantly greater financial, technical, research and development and marketing resources of such competitors.

     The Company considers the existing technologies of overhead and electronic paging, two-way radios and cordless telephones to be competitive factors as well. To the extent such a system is already in use, a potential customer may not be willing or able to make the investment necessary to replace such a system with SpectraLink's Wireless Telephone System. In addition, there may be potential customers who choose one of these other technologies because of cost or their belief that their needs do not require the full functionality provided by SpectraLink's Wireless Telephone System.

PROPRIETARY RIGHTS

     The Company's future success depends, in part, upon its proprietary technology. The Company relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect its proprietary rights. As part of these confidentiality procedures, the Company enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. The Company has been awarded nine United States patents in the areas of radio frequency and spread spectrum digital communication, with various expiration dates, none earlier than 2011. In addition, the Company has two United States patent applications pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

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

     From January 1996 until May 1997, the Company manufactured and assembled all of its systems in a leased 11,300 square foot facility located in Boulder, Colorado. In May 1997, the Company moved its manufacturing operation to its new corporate headquarters, a 37,000 square foot leased facility in Boulder, Colorado. On April 1, 1998, SpectraLink leased a second facility, a 7,500 square foot facility in Boulder, Colorado. On January 13, 1999, the Company entered into an amendment to the original lease for the 7,500 square foot building to add an additional 4,184 square feet. Since the Company relies on these manufacturing facilities, a major catastrophe could result in a prolonged interruption of the Company's business.

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

     As of February 28, 1999, the Company employed 31 people in support of its research and development activities. The Company invested approximately $3,799,000, $3,506,000 and $3,073,000 in 1998, 1997 and 1996, respectively, in research and development. The Company expects to increase its investment in research and development. The inability of the Company to introduce in a timely manner new products or enhancements to existing products that contribute to sales could have a material adverse effect on the Company's business and financial condition.

GOVERNMENT REGULATION

     The wireless communications industry, regulated by the Federal Communications Commission (FCC), is subject to changing political, economic and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact the Company's operations.

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

     In the federal regulatory framework, Part 15 spread spectrum systems are accorded secondary status in the 902-928 MHz band, which means that their operators must accept interference received and correct any interference caused to other systems, even if it requires the operator to cease operating in the band. This status has been modified somewhat by an FCC rule in Docket 93-61 which established an irrebuttable presumption of non-interference in favor of
Part 15 devices which meet certain requirements. The Company believes its Link Wireless Telephone System satisfies these requirements. In addition, the Part 15 rules provide SpectraLink with additional flexibility to resolve interference under certain circumstances.

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

EMPLOYEES

As of February 28, 1999, the Company employed 265 persons, 252 of whom were full time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's corporate headquarters and manufacturing, research, and development activities are situated in Boulder, Colorado in one 37,000 square foot leased building at 5755 Central Avenue. In addition, the Company has leased 7,500 square feet of manufacturing and office space at 5744 Central Avenue. On January 13, 1999, the Company entered into an amendment to the original lease at 5744 Central Avenue to add an additional 4,184 square feet of office space. The Company also has a leased facility in Boulder which it previously occupied: approximately 11,300 square feet at 3220 Prairie Avenue, which was subleased through 2/15/99. The length of these leases is as follows:
(i) the lease for the 5755 Central Avenue facility runs through June 2005, (ii) the lease for the 5744 Central Avenue, as amended, runs through June 2005,
(iii) the lease at 3220 Prairie Avenue runs through November 2000 (with certain renewal options). The Company has short-term leases for its sales offices. The Company believes that the combination of its existing facilities together with the availability of additional space for lease in the Boulder and other real estate markets will be adequate to meet its current and foreseeable facilities needs.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No meetings of the Company's stockholders were held during the fourth quarter of 1998.


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

                                         1998                     1997
                                    HIGH     LOW              HIGH    LOW
                                    ----     ---              ----    ---
         First quarter             $4.500   $2.750           $4.250  $2.500
         Second quarter             5.500    3.500            6.500   3.125
         Third quarter              4.563    2.500            5.875   3.625
         Fourth quarter             3.844    2.063            4.875   2.500

     The Company has never declared or paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

     On March 8, 1999, the Company had approximately 184 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

BUSINESS DESCRIPTION

     SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June 1992, and has subsequently sold approximately 4,200 systems and 94,000 phones. SpectraLink's primary sales efforts are currently focused on home improvement and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing facilities, and corporate offices. SpectraLink sells its systems in the United States, Canada, and Mexico through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. In the future, the Company may consider selling its systems in other countries outside the United States which permit operation in the 902-928 MHz band using spread spectrum radio transmissions. The Company has no current plans to market its systems in Asia or Europe.

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

RESULTS OF OPERATIONS

     The following table sets forth certain income and expense items as a percentage of net sales for the periods indicated.

                                                    YEARS ENDED DECEMBER 31,
                                               -----------------------------------
                                                 1998         1997          1996
                                               --------     --------      --------
STATEMENT OF OPERATIONS DATA:
Net sales ..............................          100.0%       100.0%        100.0%
Cost of sales ..........................           41.2         45.9          38.5
                                               --------     --------      --------
Gross profit ...........................           58.8         54.1          61.5
Operating expenses:
  Research and development .............           10.8         12.6          14.3
  Marketing and selling ................           39.7         41.2          32.9
  General and administrative ...........            6.2          7.8           7.4
                                               --------     --------      --------
Total operating expenses ...............           56.7         61.6          54.6
                                               --------     --------      --------
Income (loss) from operations ..........            2.1         (7.6)          6.9
Investment income and other, net .......            4.2          5.5           5.6
                                               --------     --------      --------
Income (loss) before income taxes ......            6.3         (2.0)         12.5
Income tax expense .....................            0.4         --             0.6
                                               --------     --------      --------
Net income (loss) ......................            5.9%        (2.0)%        11.9%
                                               ========     ========      ========

FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased by 26% to $35,135,000 in 1998 from $27,785,000 in 1997. This increase was predominantly due to the continued growing acceptance of SpectraLink systems in the marketplace and the as expected improvement in reseller channels.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses and manufacturing overhead. Gross profit increased by 38% to $20,660,000 in 1998 from $15,018,000 in 1997. The
Company's gross profit margin (gross profit as a percentage of net sales) increased to 58.8% in 1998 from 54.1% in 1997. The increase in gross profit margin was primarily due to (i) increased efficiencies in the manufacturing processes, (ii) an enhanced reliability and durability of the Company's products resulting in lower warranty expense and (iii) lower material costs. These improvements more than offset lower average unit pricing that is associated with volume orders.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 8% to $3,799,000 in 1998 from $3,506,000 in 1997, representing 10.8% and 12.6%, respectively, of net sales. Research and development expenses in both 1998 and 1997 were associated with new product development, improvements to existing products, and manufacturing process improvements.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 22% to $13,951,000 in 1998 from $11,458,000 in 1997, representing 39.7% and 41.2%, respectively, of net sales. The increase in dollar expense was primarily due to adding sales and marketing personnel to increase sales and market penetration.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources as well as legal and other professional services. General and administrative expenses increased by 2% to $2,188,000 in 1998 from $2,154,000 in 1997, representing 6.2% and 7.8%, respectively, of net sales. The increase was primarily associated with the higher volume of production and sales.

Investment Income and Other (Net). Investment income is the result of the Company's investment in money market, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. The decrease in this category from 1998 to 1997 was primarily due to lower interest rates and reduced cash available for investment in 1998 compared to 1997.

Income Tax. As of December 31, 1998, the Company had total net operating loss carryforwards of $5,522,000 and approximately $1,169,000 of research and development and alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities. The tax credit and net operating loss carryforwards expire between 2007 and 2012 and are subject to examination by the tax authorities. The Company's tax provisions in 1998 and 1997 consist of accruals for state and federal minimum taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided net cash of $1,445,000 in 1998. From December 31, 1997 to December 31, 1998, accounts receivable increased $2,499,000 while accrued liabilities increased $1,345,000. The increase in accounts receivable was primarily due to higher 1998 net sales, as compared to 1997. The increase in accrued liabilities was primarily due to the increase in deferred revenue resulting from annual maintenance contracts that are billed in advance. Investing activities in 1998 consisted of $1,240,000 for office furniture acquisitions, leasehold improvements, and equipment mainly for engineering and manufacturing. Purchases of investments were $10,863,000 in 1998. Investments of $15,000,000 matured in 1998. Financing activities in 1998 included proceeds from the issuance of stock under the provisions of the Employee Stock Purchase Plan of $540,000, and issuance of common stock of $176,000 from the exercise of incentive stock options. On November 11, 1998 and February 26, 1997, the Board of Directors authorized the Company to buy back up to 1,000,000 and 500,000 shares of the Company's common stock, respectively. As of December 31, 1998 the Company had purchased 885,697 shares of common stock at an aggregate purchase price of $2,743,000.

     As of December 31, 1998, the Company had working capital of $33,795,000 compared to $27,903,000 as of December 31, 1997. Working capital as of December 31, 1998 included $22,922,000, $10,170,000 and $5,123,000 in cash and short term investments, accounts receivable and inventory, respectively. As of December 31, 1998, the Company's current ratio (ratio of current assets to current liabilities) was 7.7:1, compared with a current ratio of 8.5:1 as of December 31, 1997.

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

READINESS FOR THE YEAR 2000

     Many existing computer systems, applications software, and other control devices, rely on only two digits to identify the year, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000 and beyond. The Company relies on information technology systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, payroll and accounts payable modules), customer service, manufacturing, infrastructure, embedded computer chips, networks, telecommunications equipment and end products. The Company also relies, directly or indirectly, on the external systems, software and devices of business enterprises such as customers, suppliers, utilities, creditors, financial organizations, consultants, and governmental entities, both domestic and international, for accurate exchange of data. The Company feels that it is taking reasonable steps to catalog and address those matters in both its information technology systems and in other equipment with embedded microprocessors that could cause a serious breach in its business and operations due to Year 2000 issues. Specifically, with respect to its information technology systems, the Company has assessed each item of software and has completed 50% of the remediation necessary for such information technology systems to be Year 2000 compliant. With respect to non-information technology systems (such as the Company's telephone systems and security system), the Company has completed approximately 50% of the assessment. The Company also intends to test selected items to assure the integrity of the Company's remediation programs. All testing is expected to be completed by June 30, 1999. At this point, the Company believes that all of its mission-critical information technology and non-information technology systems will be Year 2000 compliant on time. However, delays in the implementation of remediation programs for non-compliant systems or a failure by the Company to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also communicating with its major customers (including its distributors), suppliers and financial institutions to assess the potential impact on the Company's operations of such third parties failure to become Year 2000 compliant. This process has not been completed; based upon responses to date, it appears that many of the Company's customers and suppliers have indicated only that they have in place Year 2000 readiness programs, without specifically representing that they will be Year 2000 compliant in a timely manner. A failure by any of the Company's major customers or suppliers to be Year 2000 compliant, or a failure by the Company to fully identify its dependencies on the information technology systems of certain suppliers or customers could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company would experience a material adverse impact on its business if significant suppliers of electrical component parts, semi-conductors, printed circuit boards, other raw materials or telecommunications systems fail to provide the Company in a timely manner with necessary inventories or services due to Year 2000 systems failures. Likewise, if the Company's customers are unable to process purchase orders, payment checks, or other mission critical paperwork due to Year 2000 problems, SpectraLink's business, financial condition and results of operations could be materially adversely affected. The Company's Year 2000 program includes developing contingency plans to protect its business and operations from Year 2000-related interruptions from third party non-compliance. The Company expects to complete its risk assessment and contingency plan by June 30, 1999. The plans are expected to include back-up procedures, identification of alternate suppliers (where possible), and increases in back-up inventory levels.

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

                                     OTHER

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-KSB, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) the failure of the market for on-premises wireless telephone systems to grow or to grow as quickly as the Company anticipates, (ii) the intensely competitive nature of the wireless communications industry, (iii) the ability of the Company and its resellers to develop and execute effective marketing and sales strategies, (iv) the Company's reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process, (v) the risk of business interruption arising from the Company's dependence on a single manufacturing facility, (vi) the Company's dependence on a single product line, (vii) the Company's ability to manage potential expansion of operations, (viii) the Company's ability to attract and retain key personnel, (ix) the Company's ability to respond to rapid technological changes within the on-premises wireless telephone industry, (x) changes in rules and regulations of the FCC, (xi) the Company's ability to protect its intellectual property rights, (xii) the assertion of intellectual property infringement claims against the Company, (xiii) changes in economic and business conditions affecting the Company's customers, (xiv) potential business interruptions associated with the Year 2000 issue including but not limited to the failure of some customers to purchase capital equipment such as the Company's in the periods immediately prior to the turn of the century, (xv) other factors over which the Company has little or no control and (xvi) potential fluctuations in the Company's future operating results. The Company has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include (a) fluctuating market demand for, and declines in the average selling prices of, the Company's products, (b) the timing of and delay of significant orders from customers and
(c) seasonality in demand. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In addition, due to the timing of orders from customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to the Company's business, the price of the Company's common stock would likely be materially adversely affected.

ITEM 7. FINANCIAL STATEMENTS.



                         INDEX TO FINANCIAL STATEMENTS




                                                                                               PAGE
                                                                                               ----

Report of Arthur Andersen LLP, Independent Public Accountants                                  F-1
Balance Sheets as of December 31, 1998 and 1997                                                F-2
Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996                  F-3
Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996        F-4
Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996                  F-5
Notes to Financial Statements                                                                  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SpectraLink Corporation:

     We have audited the accompanying balance sheets of SPECTRALINK CORPORATION (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraLink Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
February 5, 1999

                            SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                            ASSETS
                                                                      AS OF DECEMBER 31,
                                                                   ------------------------
                                                                     1998            1997
                                                                   --------        --------
CURRENT ASSETS:
   Cash and cash equivalents                                       $  9,019        $  5,674
   Short-term investments                                            13,903          12,980
   Trade accounts receivable, net of allowance of
        $355 and $354, respectively
                                                                     10,170           7,671
   Inventory                                                          5,123           4,766
   Other                                                                607             554
                                                                   --------        --------
          Total current assets                                       38,822          31,645
                                                                   --------        --------

INVESTMENTS IN GOVERNMENT SECURITIES                                  1,993           6,944
 PROPERTY AND EQUIPMENT, at cost:
   Furniture and fixtures                                             1,330           1,200
   Equipment                                                          4,247           3,203
   Leasehold improvements                                               638             580
                                                                   --------        --------
                                                                      6,215           4,983
   Less  - Accumulated depreciation                                  (3,435)         (2,355)
                                                                   --------        --------
         Net property and equipment                                   2,780           2,628
OTHER                                                                   121              82
                                                                   --------        --------
TOTAL ASSETS                                                       $ 43,716        $ 41,299
                                                                   ========        ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $    820        $    492
   Accrued payroll, commissions, and employee benefits                1,345           1,168
   Accrued sales and use tax                                            332             358
   Accrued warranty expenses                                            398             531
   Other accrued expenses                                               262             141
   Deferred revenue                                                   1,871           1,052
                                                                   --------        --------
          Total current liabilities                                   5,028           3,742
LONG-TERM  LIABILITIES                                                  190             131
                                                                   --------        --------
          Total liabilities                                           5,218           3,873
                                                                   --------        --------
COMMITMENTS AND CONTINGENCIES  (Note 7)
STOCKHOLDERS' EQUITY (Note 3):
   Common stock, $.01 par value; 50,000 shares
      authorized; 19,837 and 19,419 shares
      issued, respectively, and 18,951 and
      19,130 outstanding, respectively                                  198             194

   Additional paid-in capital                                        49,515          48,803
   Accumulated deficit                                               (8,472)        (10,547)
   Treasury stock, at cost                                           (2,743)         (1,024)
                                                                   --------        --------
TOTAL STOCKHOLDERS' EQUITY                                           38,498          37,426
                                                                   --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 43,716        $ 41,299
                                                                   ========        ========

      The accompanying notes to financial statements are an integral part of these balance sheets.

                            SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                           1998           1997            1996
                                                         --------       --------        --------

NET SALES                                                $ 35,135       $ 27,785        $ 21,491
COST OF SALES                                              14,475         12,767           8,266
                                                         --------       --------        --------
    Gross profit                                           20,660         15,018          13,225

OPERATING EXPENSES:
    Research and development                                3,799          3,506           3,073
    Marketing and selling                                  13,951         11,458           7,073

    General and administrative                              2,188          2,154           1,590
                                                         --------       --------        --------
        Total operating expenses                           19,938         17,118          11,736
                                                         --------       --------        --------

INCOME (LOSS)FROM OPERATIONS                                  722         (2,100)          1,489
INVESTMENT INCOME AND OTHER, net                            1,486          1,536           1,197
                                                         --------       --------        --------
INCOME (LOSS)BEFORE INCOME TAXES                            2,208           (564)          2,686
INCOME TAX EXPENSE (BENEFIT)                                  133             (4)            134
                                                         --------       --------        --------

NET INCOME (LOSS)                                        $  2,075       $   (560)       $  2,552
                                                         ========       ========        ========


BASIC EARNINGS (LOSS) PER  SHARE (Note 2)                $   0.11       $  (0.03)       $   0.18
                                                         ========       ========        ========
BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                                                19,230         19,120          14,120
                                                         ========       ========        ========

DILUTED EARNINGS (LOSS) PER SHARE  (Note 2)              $   0.11       $  (0.03)       $   0.14
                                                         ========       ========        ========
DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                                                19,600         19,120          18,560
                                                         ========       ========        ========


         The accompanying notes to financial statements are an integral part of these statements.

                            SPECTRALINK CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                         Common Stock     Preferred Stock     Treasury Stock     Additional
                                        ---------------   ---------------    -----------------    Paid-in     Accumulated
                                        Shares   Amount   Shares   Amount    Shares    Amount     Capital       Deficit
                                        ------   ------   ------   ------    ------   --------    --------      --------
BALANCES, DECEMBER 31, 1995              3,773   $   38    7,415   $   75      --     $   --      $ 20,430      $(12,539)
Exercise of incentive stock options        232        2     --       --        --         --            80          --
Conversion of preferred stock           11,130      111   (7,415)     (75)     --         --           (36)         --
Proceeds from sales of common stock
 pursuant to Employee Stock
 Purchase Plan                             205        2     --       --        --         --           493          --
Net proceeds from sale of common
 stock in initial public offering
 (net of offering costs of $939)         3,805       38     --       --        --         --        27,333          --
Net income                                --       --       --       --        --         --          --           2,552
                                        ------   ------   ------   ------    ------   --------    --------      --------
BALANCES, DECEMBER 31, 1996             19,145      191     --       --        --         --        48,300        (9,987)
Exercise of incentive stock options         76        1     --       --        --         --            43          --
Proceeds from sales of common stock
 pursuant to Employee Stock
 Purchase Plan                             198        2     --       --        --         --           460          --
Net loss                                  --       --       --       --        --         --          --            (560)
Purchase of treasury stock                --       --       --       --        (289)    (1,024)       --            --
                                        ------   ------   ------   ------    ------   --------    --------      --------
BALANCES, DECEMBER 31, 1997             19,419      194     --       --        (289)    (1,024)     48,803       (10,547)

Exercise of incentive stock options        218        3     --       --        --         --           175          --
Proceeds from sales of  common             200        1              --                                537
stock pursuant to Employee Stock
 Purchase Plan                            --       --       --       --
Net income                                --       --       --       --        --         --          --           2,075
Purchase of treasury stock                --       --       --       --        (597)    (1,719)       --            --
                                        ------   ------   ------   ------    ------   --------    --------      --------
BALANCES, DECEMBER 31, 1998             19,837   $  198     --     $ --        (886)  $ (2,743)   $ 49,515      $ (8,472)
                                        ======   ======   ======   ======    ======   ========    ========      ========


         The accompanying notes to financial statements are an integral part of these statements.

                            SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                            1998            1997            1996
                                                                          --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $  2,075        $   (560)       $  2,552

   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                       1,083             978             656
         Amortization of discount/premium on investments in
            debt securities                                                   (109)            (48)           (233)
         Loss (gain) on disposal of assets                                    --                21             (31)
         Changes in assets and liabilities --
            Increase in accounts receivable, net                            (2,499)         (3,278)           (108)
            Increase in inventory                                             (356)         (1,132)         (1,395)
            Increase in other assets                                           (93)           (130)           (339)
            Increase (decrease) in accounts payable                            328             134             (70)
            Increase in other accrued liabilities and
                deferred revenue                                             1,017           1,810             414
                                                                          --------        --------        --------
         Net cash provided by (used in) operating activities                 1,446          (2,205)          1,446
                                                                          --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (1,240)         (2,008)         (1,224)
   Proceeds from disposal of property and equipment                              5               2              60
   Purchases of investments, at cost                                       (10,863)        (16,900)        (28,744)
   Maturity of investments                                                  15,000          20,000           6,525
                                                                          --------        --------        --------
       Net cash provided by (used in) investing activities                   2,902           1,094         (23,383)
                                                                          --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit and notes payable                             --              --               275
   Repayments on line of credit and notes payable                             --              --              (610)
   Payments on capital lease obligations                                      --               (31)            (71)
   Purchase of treasury stock                                               (1,719)         (1,024)           --
   Proceeds from exercise of incentive common stock options                    176              44              82
   Proceeds from issuance of common stock, net of expenses                     540             462          27,866
                                                                          --------        --------        --------
        Net cash (used in) provided by financing activities                 (1,003)           (549)         27,542
                                                                          --------        --------        --------
INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                            3,345          (1,660)          5,605
CASH AND CASH EQUIVALENTS, beginning of year                                 5,674           7,334           1,729
                                                                          --------        --------        --------
CASH AND CASH EQUIVALENTS, end of year                                    $  9,019        $  5,674        $  7,334
                                                                          ========        ========        ========

NONCASH TRANSACTIONS:
  In May 1996, 7,415 shares of Series A, B, C, D, and E voting convertible preferred stock and 4 Series C warrants were converted into 11,130 shares of common stock.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                  $   --          $      1        $     28
                                                                          ========        ========        ========
  Cash paid for income taxes                                              $     15        $     28        $    143
                                                                          ========        ========        ========

             The accompanying notes to financial statements are an
                       integral part of these statements

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(1)  ORGANIZATION AND BUSINESS

       SpectraLink Corporation (the "Company") was incorporated in Colorado on April 25, 1990, and subsequently reincorporated in Delaware effective on March 1, 1996, to develop and market wireless business communications systems. The Company grants credit to its customers, who are primarily (i) end-users such as retail store chains, hospitals and other healthcare related entities, as well as industrial concerns, and (ii) distributors in the telecommunications industry who resell the product. The Company's customers are predominately located in the United States. Foreign sales have not been significant to date.

(2)  SIGNIFICANT ACCOUNTING POLICIES

       Cash Equivalents

       For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with original maturity dates of 90 days or less to be cash equivalents.

       Short-term Investments and Investments in Government Securities

       Short-term investments and investments in government securities consist of U.S. Government or U.S. Government Agency notes as well as corporate commercial paper. The Company has classified these investments as held-to-maturity securities. As such, these investments are stated at amortized cost at December 31, 1998 and 1997. Following is information related to these investments:

                                                                      AS OF DECEMBER 31,
                                                                   ------------------------
                                                                     1998            1997
                                                                   --------        --------
Commercial Paper:                                                       (IN THOUSANDS)
         Fair value                                                $  1,954        $    967
         Gross unrealized holding losses                                  1               1
                                                                   --------        --------
         Amortized cost                                            $  1,955        $    968
                                                                   ========        ========
U.S. Government and Agency Obligations:
         Fair value                                                $ 13,981        $ 18,969
         Gross unrealized holding gains                                 (41)            (16)
         Gross unrealized holding losses                                  1               3
                                                                   --------        --------
         Amortized cost                                            $ 13,941        $ 18,956
                                                                   ========        ========

       No investments were sold prior to maturity in 1998 or 1997. The contractual maturity of the held-to-maturity investments as of December 31, 1998, ranges from one month to two years.

       Concentrations of Credit Risk

       The Company's revenues generally are concentrated among customers in the healthcare and retail industries. The Company establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

       Inventory

       Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1998 and 1997 consisted of the following:

                                                                     1998            1997
                                                                   --------        --------
                                                                        (IN THOUSANDS)

Raw materials                                                      $  2,715        $  2,529
Work in progress                                                          3              57
Finished goods                                                        2,405           2,180
                                                                   --------        --------
                                                                   $  5,123        $  4,766
                                                                   ========        ========

       Depreciation and Amortization

       Depreciation is provided using the straight-line method over estimated useful lives of three to ten years for property and equipment. Amortization of leasehold improvements is provided over the shorter of the estimated useful life of the improvements or the remaining term of the related lease.

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

       Income Taxes

       Deferred income tax assets and liabilities are recorded for the expected future income tax consequences based on enacted tax laws of temporary differences between the financial reporting and tax bases of assets, liabilities and operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for that period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. A deferred tax asset is reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized (see Note 4).

       Earnings per Share

       Effective December 15, 1997, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires entities to present both Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All earnings per share amounts and weighted average shares outstanding for 1996 have been restated to reflect the adoption of SFAS 128. Potential dilution of securities exercisable into common stock were computed using the treasury stock method based on the average fair market value of the stock.

                                                                Years ended December 31,
                                                        (In thousands, except per share amounts)
                                  ------------------------------------------------------------------------------------
                                             1998                         1997                         1996
                                  --------------------------   -------------------------     -------------------------
                                   Net                 Per      Net                Per        Net                 Per
                                  Income    Shares    Share    Loss      Shares   Share      Income    Shares    Share
                                  ------    ------    ------   -----     ------   ------     ------    ------    -----
Basic EPS--                       $2,075    19,230    $ 0.11   $(560)    19,120   $(0.03)    $2,552    14,120    $0.18
Effect of dilutive securities:
  Convertible preferred stock                 --                           --                           3,560
  Stock purchase plan                           54                         --                              60
  Stock options outstanding                    316                                                        820
                                  ------------------------------------------------------------------------------------
Diluted EPS--                     $2,075    19,600    $ 0.11   $(560)    19,120   $(0.03)    $2,552    18,560    $0.14
                                  ======    ======    ======   =====     ======   ======     ======    ======    =====

Assumed exercise of stock options for approximately 610,000 shares were not included in the calculation for diluted EPS in 1997 as they would have been anti-dilutive because of the loss in that year.

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

       Stock-Based Compensation Plans

       The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value based method of accounting for stock options and similar equity instruments. (see
Note 3).

       New Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has not had any other comprehensive income for the three years ended December 31, 1998.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the reporting of information about operating segments. Since its inception, the Company has conducted its operations in one operating segment due to substantially all of its sales resulting from its wireless business communications systems products.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 is effective for all periods in fiscal years beginning after June 15, 1999. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. The Company is currently assessing the effect of adopting SFAS No. 133 on its financial statements and plans to adopt the statement on January 1, 2000.

       During 1998, the American Institute of Certified Public Accountants issued Statements of Position Nos. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and 98-5 "Reporting of the Costs of Start-up Activities." Adoption of these pronouncements in 1998 had no effect on the Company's financial position, results of operations or cash flows.

       Reclassifications

       Certain prior year balances have been reclassified to conform to the current year presentation.

(3) STOCKHOLDERS' EQUITY

       Common Stock

       In April and May 1996, the Company issued 3,805,100 shares of common stock pursuant to an initial public offering. Proceeds of $27,371,000 were received by the Company, net of offering costs of approximately $939,000. The Company repurchased 597,197 and 288,500 shares of its common stock in 1998 and 1997, respectively, which are included in treasury shares.

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

A summary of activity of the Plan for the years ended December 31, 1996, 1997 and 1998, is as follows:

                                        NON-QUALIFIED STOCK OPTIONS              INCENTIVE STOCK OPTIONS
                                  ------------------------------------   ---------------------------------------
                                    NUMBER OF SHARES                       NUMBER OF SHARES
                                  -------------------                    --------------------
                                  OFFICERS, DIRECTORS  WEIGHTED AVERAGE                         WEIGHTED AVERAGE
                                    AND CONSULTANTS     EXERCISE PRICE   OFFICERS   EMPLOYEES    EXERCISE PRICE
                                  -------------------  ----------------  --------   ---------   ----------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Outstanding at December 31, 1995           112               $3.29            461         746         $1.40
  Granted                                 --                  --             --           208          5.32
  Canceled                                --                  --             --           (24)         2.61
  Exercised                               --                  --             --          (232)         0.35
                                         -----               -----       --------    --------         -----
Outstanding at December 31, 1996           112                3.29            461         698          2.29
  Granted                                  253                3.90            287         227          3.85
  Canceled                                  (3)               3.75            (70)        (75)         3.83
  Exercised                               --                  --             --           (76)         0.59
                                         -----               -----       --------    --------         -----
Outstanding at December 31, 1997           362                3.71            678         774          2.77
  Reclass                                 --                  --              (99)         99          1.41
  Granted                                  163                3.95             73         188          3.62
  Cancelled                               --                  --             --           (99)         4.57
  Exercised                               --                  --             --          (218)         0.80
                                         -----               -----       --------    --------         -----
Outstanding at December 31, 1998           525                3.79            652         744          3.11
                                         =====               =====       ========    ========         =====
Exercisable at December 31, 1998           216               $3.67            348         391         $2.56
                                         =====               =====       ========    ========         =====


       The reclass of Incentive Stocks Options was due to a change in the categorization of officers to non-officers as a result of reassignment.

                                                                     1998           1997           1996
                                                                   --------       --------       --------
Weighted average fair value of options granted during the year,
 pursuant to SFAS 123                                              $   1.93       $   2.08       $   2.49

A summary of additional information related to the options outstanding as of December 31, 1998 is as follows:

                                          Options Outstanding                               Options Exercisable
                         -----------------------------------------------------      ---------------------------------
                                 Number            Weighted                                Number
                         Outstanding at             Average           Weighted         Exercisable           Weighted
Range of                       12/31/98           Remaining            Average         at 12/31/98            Average
Exercise Prices          (in thousands)    Contractual Life     Exercise Price      (in thousands)     Exercise Price
---------------          --------------    ----------------     --------------      --------------     --------------

$0.20 - $2.00                       362           3.0 years              $1.15                 348              $1.12
$2.56 - $3.30                       280           4.3 years              $3.08                 175              $3.15
$3.38 -  3.50                       211           3.4 years              $3.48                 138              $3.50
$3.56                                 1           6.9 years              $3.56                   0              $3.56
$3.63                               239           7.2 years              $3.63                   1              $3.63
$3.69                                 0           6.9 years              $3.69                   0              $3.69
$3.75                               306           6.8 years              $3.75                  89              $3.75
$3.81 - $3.88                        35           6.2 years              $3.82                  14              $3.81
$4.00                               370           6.2 years              $4.00                 160              $4.00
$4.13 - $8.63                       117           6.6 years              $5.90                  30              $7.62
                                  -----                                                        ---
Total                             1,921           5.5 years              $3.30                 955              $2.81
                                  =====                                                        ===

       For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.51%, 6.1% and 6.0%; no expected dividend yields; expected lives of 3.8 years, 3.8 years and 3.8 years; and expected volatility of 65%, 68% and 55%.

Employee Stock Purchase Plan

       In December 1996, the Board of Directors of the Company amended the Stock Purchase Plan to increase the authorized shares available for issue to 500,000 shares, which was approved by shareholders in May 1997. Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the Stock Purchase Plan if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date or termination date of each offering period (usually six months). Under the Stock Purchase Plan, the Company sold to employees 200,111 shares in 1998, 198,348 shares in 1997, and 204,977 shares in 1996. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996: no dividend yield; an expected life of six months (eight months for the initial offering period ended June 30, 1996); expected volatility of 65%, 68% and 55%, respectively; and a risk free interest rate of 5.22%, 5.13% and 5.26%, respectively. The weighted average fair value of the right to purchase those shares in 1998, 1997 and 1996 was $1.14, $.95 and $1.69 per share, respectively.

Pro Forma Disclosure of Stock-Based Compensation

       Using these assumptions, the fair value of the stock options granted in 1998, 1997 and 1996 was approximately $819,000, $1,596,000 and $518,000, respectively, which would be amortized as compensation expense over the graded vesting period of the options. Pro forma stock-based compensation expense for stock options, net of the effect of forfeitures, was $894,000, $721,000 and $487,000 in 1998, 1997 and 1996, respectively, and for the Stock Purchase Plan was $214,000, $189,000 and $318,000 in 1998, 1997 and 1996, respectively. If compensation cost had been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income (loss) and diluted earnings (loss) per share would have been reduced (increased) to the following pro forma amounts (in thousands, except per share data):

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                           1998           1997            1996
                                                         --------       --------        --------
Net income (loss)
   As reported                                           $  2,075       $   (560)       $  2,552
   Pro forma                                             $    967       $ (1,470)       $  1,747
Diluted earnings (loss) per share
   As reported                                           $    .11       $   (.03)       $    .14
   Pro forma                                             $    .05       $   (.08)       $    .09

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

(4) INCOME TAXES

       The expense (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                           1998            1997            1996
                                                         --------        --------        --------
                                                                      (IN THOUSANDS)

Federal                                                  $     49        $   --          $     63
State and local                                                84              (4)             71
                                                         --------        --------        --------
                                                         $    133        $     (4)       $    134
                                                         ========        ========        ========
Current                                                  $    133        $     (4)       $    134
Deferred                                                     --              --              --
                                                         --------        --------        --------
                                                         $    133        $     (4)       $    134
                                                         ========        ========        ========

       The following reconciles the Company's effective tax expense (benefit) to the federal statutory expense (benefit) for the years ended December 31, 1998, 1997 and 1996:

                                                                YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                           1998            1997            1996
                                                         --------        --------        --------
                                                                      (IN THOUSANDS)
Income tax expense (benefit) per federal statutory
  rate (34%)                                             $    751        $   (192)       $    913
Alternative minimum tax                                        49            --                63
State income taxes                                             84             (22)             47
Permanent differences and other                              (179)            (96)             (1)
Adjustment of net operating loss to tax return               (300)           --              --
Increase (reduction) of valuation allowance                  (272)            306            (888)
                                                         --------        --------        --------
                                                         $    133        $     (4)       $    134
                                                         ========        ========        ========

       For federal income tax reporting purposes, at December 31, 1998, the Company has approximately $5,385,000 of net operating loss carryforwards, approximately $1,169,000 of research and development tax credit carryforwards and approximately $129,000 of alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities, respectively. The tax credit and net operating loss carryforwards expire between 2007 and 2012 and are subject to examination by the tax authorities.

       The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryovers available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

       The Company's deferred income taxes are summarized as follows:

                                                    AS OF DECEMBER 31,             AS OF DECEMBER 31,
                                                          1998           CHANGE           1997
                                                        --------        --------        --------
                                                                     (IN THOUSANDS)
Current deferred tax assets (liabilities)--
  Warranty reserve                                       $    151        $    (50)       $    201
  Allowance for uncollectible accounts                        142               7             135
  Inventory reserve                                           144              (2)            146
  Accrued vacation                                            200              59             141
  Other                                                        87              44              43
  Less--Valuation allowance                                  (724)            (58)           (666)
Long-term deferred tax assets (liabilities)--
  Depreciation                                                282              52             230
  Capital leases                                             (106)              2            (108)
  Net operating loss carryforwards                          2,048            (683)          2,730
  Tax credit carryforwards                                  1,298             299           1,000
  Less--Valuation allowance                                (3,522)            330          (3,852)
                                                         --------        --------        --------
                                                         $   --          $   --          $   --
                                                         ========        ========        ========

       Given the historical net losses of the Company (1995 represented the first profitable year of the Company), management believes that the future tax benefits as of December 31, 1998 and 1997, do not satisfy the realization criteria set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and has recorded a valuation allowance for the entire net deferred tax asset.

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(6) RELATED PARTIES

       The Company rented office space, on a month-to-month basis, from an affiliated company owned by one of the Company's shareholders. Total rent paid to related parties was approximately $72,000 and $65,000 for the years ended December 31, 1997 and 1996, respectively. This rental agreement ended December 31, 1997.

(7) COMMITMENTS AND CONTINGENCIES

       The Company leases its facilities and certain research and office equipment under noncancelable operating lease agreements. Minimum future annual lease payments under these leases as of December 31, 1998, are as follows:

                                                         (IN THOUSANDS)
                                                         --------------
         1999                                               $    759
         2000                                                    663
         2001                                                    585
         2002                                                    585
         2003                                                    585
         Thereafter                                              878
                                                             -------
                                                             $ 4,055
                                                             =======

       Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 1998, 1997 and 1996 was approximately $1,080,000, $995,000 and $465,000, respectively.

(8) MAJOR CUSTOMERS

       The Company's sales to major customers which individually comprised more than 10% of total net sales for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                           1998            1997            1996
                                                         --------        --------        --------
Customer A                                                     17%              9%             19%
Customer B                                                      5%             11%              6%
Customer C                                                      3%             11%              7%
Customer D                                                    --%             --%              18%
                                                         --------        --------        --------
                                                               25%             31%             50%
                                                         ========        ========        ========

       The Company's accounts receivable balances from customers in excess of 10% of the net trade accounts receivable balance consisted of no customers for the years ended December 31, 1998 and 1996 and one customer with an accounts receivable balance of approximately 12% as of December 31, 1997.

(9) RETIREMENT PLAN

       The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers all eligible employees who have completed one month of service, as defined in the 401(k) Plan, and are age 18 or older. Participants may defer from 2% to 15% of their compensation, as defined, up to a maximum limit determined by law. Participants are always fully vested in their contributions.

       The Company may make discretionary matching contributions up to a maximum of 6% of each participant's compensation. Additionally, the Company may make discretionary contributions to eligible employees in proportion to the employee's compensation and unrelated to any employee contributions. Vesting in the Company discretionary contributions is based on years of service, with a participant fully vested after four years of credited service. The Company has not made any contributions to the 401(k) Plan for the years ended December 31, 1998, 1997 and 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on or about May 11, 1999.

ITEM 10. EXECUTIVE COMPENSATION.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on or about May 11, 1999.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on or about May 11, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on or about May 11, 1999.

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

        10.6 Lease Agreement dated September 29, 1995 between the Company and Walnut Prairie Joint Venture.(1)

        10.7 Form of Consultant Non-Disclosure Agreement used between the Company and consultants.(1)

        10.8 Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

        10.9 Sublease Agreement dated May 1, 1990, between Incubix, Inc. and the Company.(1)

        10.10 Lease agreement dated October 17, 1996 between the Company and Flatiron Park Company.(2)

        10.11 Lease agreement dated February 26, 1998, as amended January 8, 1999, between the Company and Flatiron Park Company.*

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

---------------

        * Filed herewith.

       (1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2696-D).

       (2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

       (b)    Reports on Form 8-K

              No reports on Form 8-K were filed during the fourth quarter of 1998.

SpectraLink and the SpectraLink logo are registered trademarks of SpectraLink Corporation. Link Wireless Telephone System and Wireless@work are trademarks of SpectraLink Corporation. All other trademarks mentioned herein are the property of their respective owners.

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPECTRALINK CORPORATION


By:   /s/   BRUCE M. HOLLAND
      -----------------------------
            Bruce M. Holland,
            President

Date: March 18, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signatures                                Title                                 Date
         ----------                                -----                                 ----

/s/  BRUCE M. HOLLAND                       Principal Executive Officer             March 18, 1999
---------------------------------------       and Director
     Bruce M. Holland


/s/  WILLIAM R. MANSFIELD                   Principal Financial Officer             March 18, 1999
---------------------------------------       and Principal Accounting Officer
     William R. Mansfield


/s/  CARL D. CARMAN                         Director                                March 18, 1999
---------------------------------------
     Carl D. Carman


/s/  ANTHONY V. CAROLLO, JR.                Director                                March 18, 1999
---------------------------------------
     Anthony V. Carollo, Jr.


/s/  BURTON J. MCMURTRY                     Director                                March 18, 1999
---------------------------------------
     Burton J. McMurtry


/s/  F. GIBSON MYERS, JR.                   Director                                March 18, 1999
---------------------------------------
     F. Gibson Myers, Jr.

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

        10.6            Lease Agreement dated September 29, 1995 between the
                        Company and Walnut Prairie Joint Venture.(1)

        10.7 Form of Consultant Non-Disclosure Agreement used between the Company and consultants.(1)

        10.8 Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

        10.9            Sublease Agreement dated May 1, 1990, between Incubix,
                        Inc. and the Company.(1)

        10.10           Lease agreement dated October 17, 1996 between the
                        Company and Flatiron Park Company.(2)

        10.11           Lease agreement dated February 26, 1998, as amended
                        January 8, 1999, between the Company and Flatiron Park
                        Company.*

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