Form 10-Q
period 1999-03-31
SPECTRALINK CORP
filed 1999-05-06
CIK 894268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - Q


   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----

Applicable only to corporate issuers:
As of March 31, 1999 there were outstanding 18,866,014 shares of SpectraLink Corporation Common Stock - par value $.01.

                            SPECTRALINK CORPORATION
                                     INDEX


Part I            Financial Information                                                                 Page

     Item 1       Financial Statements

                  Balance Sheets at
                  March 31, 1999 and December 31, 1998                                                   3

                  Statements of Operations
                  Three months ended March 31, 1999 and 1998 (Unaudited)                                 4

                  Statements of Cash Flows
                  Three months ended March 31, 1999 and 1998 (Unaudited)                                 5

                  Notes to Financial Statements (Unaudited)                                              6

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  8


Part II           Other Information

     Item 6       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                        27 Financial Data Schedule                                                      15

                  (b) Form 8-K
                        None

                            SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                          MARCH 31,            DECEMBER 31,
                                                                                            1999                   1998
                                                                                          ---------            ------------
                                                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                                $ 9,784                 $ 9,019
   Short-term investments                                                                    11,964                  13,903
   Trade accounts receivable, net of allowance for doubtful
      accounts of $365 and $355, respectively                                                10,696                  10,170
   Inventory (Note 2)                                                                         5,159                   5,123
   Other                                                                                        483                     607
                                                                                             ------                  ------
          Total current assets                                                               38,086                  38,822
                                                                                             ------                  ------

INVESTMENT IN GOVERNMENT SECURITIES                                                           3,001                   1,993

PROPERTY AND EQUIPMENT, at cost:
    Furniture and fixtures                                                                    1,367                   1,330
    Equipment                                                                                 4,341                   4,247
    Leasehold improvements                                                                      639                     638
                                                                                             ------                  ------
                                                                                              6,347                   6,215
   Less  - Accumulated depreciation                                                          (3,740)                 (3,435)
                                                                                             ------                  ------
          Net property and equipment                                                          2,607                   2,780
OTHER                                                                                           213                     121
                                                                                             ------                  ------
TOTAL ASSETS                                                                                $43,907                 $43,716
                                                                                             ======                  ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                           $ 372                   $ 820
   Accrued payroll, commissions, and employee benefits                                        1,374                   1,345
   Accrued sales and use taxes                                                                  373                     332
   Accrued warranty expenses                                                                    485                     398
   Other accrued expenses                                                                       149                     262
   Deferred revenue                                                                           2,361                   1,871
                                                                                             ------                  ------
          Total current liabilities                                                           5,114                   5,028
LONG-TERM LIABILITIES                                                                           200                     190
                                                                                             ------                  ------
          Total liabilities                                                                   5,314                   5,218
                                                                                             ------                  ------

STOCKHOLDERS' EQUITY:
   Common stock                                                                                 199                     198
   Additional paid-in capital                                                                49,541                  49,515
   Accumulated deficit                                                                       (7,738)                 (8,472)
   Treasury stock, at cost (Note 4)                                                          (3,409)                 (2,743)
                                                                                             ------                  ------
TOTAL STOCKHOLDERS' EQUITY                                                                   38,593                  38,498
                                                                                             ------                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $43,907                 $43,716
                                                                                             ======                  ======

 The accompanying notes to financial statements are an integral part of these statements.

                            SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  1999              1998
                                                                                  ----              ----
NET SALES                                                                      $ 9,091           $ 7,117
COST OF SALES                                                                    3,635             2,748
                                                                                ------            ------
    Gross profit                                                                 5,456             4,369


OPERATING EXPENSES:
    Research and development                                                     1,067               858
    Marketing and selling                                                        3,396             3,168
    General and administrative                                                     581               600
                                                                                ------            ------
        Total operating expenses                                                 5,044             4,626
                                                                                ------            ------

INCOME (LOSS) FROM OPERATIONS                                                      412              (257)
INVESTMENT INCOME AND OTHER, net                                                   327               388
                                                                                ------            ------
INCOME BEFORE INCOME TAXES                                                         739               131
INCOME TAX  EXPENSE                                                                  6                 6
                                                                                ------            ------
NET INCOME                                                                      $  733            $  125
                                                                                ======            ======

BASIC EARNINGS PER SHARE (Note 3)                                               $ 0.04           $ 0 .01
                                                                                ======            ======
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                       18,930            19,180
                                                                                ======            ======

DILUTED EARNINGS PER SHARE (Note 3)                                             $ 0.04           $  0.01
                                                                                ======            ======
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                     19,260            19,600
                                                                                ======            ======





             The accompanying notes to financial statements are an
                      integral part of these statements.

                            SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               1999              1998
                                                                               ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    733           $   125
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                          304               258
Changes in assets and liabilities
            Increase in accounts receivable, net                               (526)             (248)
            Increase in inventory                                               (36)              (55)
            Decrease in other assets                                             33                31
            (Decrease) increase in accounts payable                            (448)               15
            Increase in other accrued liabilities                               545               520
                                                                             ------             -----
Net cash provided by operating activities                                       605               646

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                        (132)             (147)
    Proceeds from disposal of property and equipment                             --                 1
    Purchases of investments                                                 (2,069)           (3,000)
    Maturity of investments                                                   3,000             3,000
    Purchases of treasury stock                                                (666)             (177)
                                                                             ------            ------
 Net cash provided by (used in) investing activities                            133              (323)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of incentive common stock options                        27                31
                                                                              -----             -----
Net cash provided by financing activities                                        27                31
                                                                              -----             -----
INCREASE IN CASH AND CASH EQUIVALENTS                                           765               354
CASH AND CASH EQUIVALENTS, beginning of period                                9,019             5,674
                                                                              -----             -----
CASH AND CASH EQUIVALENTS, end of period                                   $  9,784           $ 6,028
                                                                              =====             =====














             The accompanying notes to financial statements are an
                       integral part of these statements.

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)
1.  Basis of Presentation

The accompanying financial statements as of March 31, 1999 and 1998 and for the three months then ended have been prepared from the books and records of SpectraLink Corporation, Inc. (the "Company") and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1998 presented in the Company's filings with the Securities and Exchange Commission. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

New Accounting Pronouncement

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

2.  Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 1999 and December 31, 1998 consisted of the following:

                                       1999             1998
                                       ----             ----
                                (Unaudited)
                                -----------
                                         (In Thousands)
Raw materials                       $ 2,552          $ 2,715
Work in process                           3                3
Finished goods                        2,604            2,405
                                      -----            -----
                                    $ 5,159          $ 5,123
                                      =====            =====

3.  Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which requires entities to present both Basic Earnings Per Share ("EPS") and Diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential dilution of securities exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock.

                            SPECTRALINK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)


                                                          Three months ended March 31,
                                                    (In thousands, except per share amounts)
                                   ----------------------------------------------------------------------------
                                                   1999                                   1998

                                   -------------------------------------- -------------------------------------
                                       Income       Shares    Per Share        Income     Shares    Per Share
                                       ------       ------    ---------        ------     ------    ---------
     Basic EPS---                       $ 733       18,930        $0.04        $ 125      19,180        $0.01
     Effect of dilutive
     securities:
       Stock purchase plan                              26                                    30
       Stock options outstanding                       304                                   390
                                   ------------ ------------ ------------ ------------ ----------- ------------
     Diluted EPS---                     $ 733       19,260        $0.04        $ 125      19,600        $0.01
                                   ------------ ------------ ------------ ------------ ----------- ------------



4.       Stockholders' Equity

In the first quarter of 1999, the Company repurchased 167,000 shares of Treasury Stock at a cost of $666,000 compared to 47,000 shares at a cost of $177,000 in the first quarter of 1998.

                                PART I - ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            SPECTRALINK CORPORATION

This Form 10-Q contains forward looking statements within the context of section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward looking statement involves a number of risks and uncertainties including those risk factors specifically delineated and described in part 2 item 6 of the Company's 1998 Form 10-KSB, filed March 25, 1999 ("1998 Form 10-KSB"). The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties. The Company has identified by * bold face * various sentences within this Form 10-Q which contain forward looking statements. Additionally words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report.

READINESS FOR THE YEAR 2000

Many existing computer systems, applications software, and other control devices, rely on only two digits to identify the year, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000 and beyond. The Company relies on information technology systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, payroll and accounts payable modules), customer service, manufacturing, infrastructure, embedded computer chips, networks, telecommunications equipment and end products. The Company also relies, directly or indirectly, on the external systems, software and devices of business enterprises such as customers, suppliers, utilities, creditors, financial organizations, consultants, and governmental entities, both domestic and international, for accurate exchange of data. *THE COMPANY BELIEVES THAT IT IS TAKING REASONABLE STEPS TO CATALOG AND ADDRESS THOSE MATTERS IN BOTH ITS INFORMATION TECHNOLOGY SYSTEMS AND IN OTHER EQUIPMENT WITH EMBEDDED MICROPROCESSORS THAT COULD CAUSE A SERIOUS BREACH IN ITS BUSINESS AND OPERATIONS DUE TO YEAR 2000 ISSUES. SPECIFICALLY, WITH RESPECT TO ITS INFORMATION TECHNOLOGY SYSTEMS, THE COMPANY HAS ASSESSED EACH ITEM OF SOFTWARE AND HAS COMPLETED 80% OF THE REMEDIATION NECESSARY FOR SUCH INFORMATION TECHNOLOGY SYSTEMS TO BE YEAR 2000 COMPLIANT. WITH RESPECT TO NON-INFORMATION TECHNOLOGY SYSTEMS (SUCH AS THE COMPANY'S TELEPHONE SYSTEMS AND SECURITY SYSTEM), THE COMPANY HAS ASSESSED EACH ITEM OF SOFTWARE AND HAS COMPLETED 50% OF THE REMEDIATION NECESSARY FOR SUCH NON-INFORMATION TECHNOLOGY SYSTEMS TO BE YEAR 2000 COMPLIANT. ALL TESTING IS EXPECTED TO BE COMPLETED BY JUNE 30, 1999. AT THIS POINT, THE COMPANY BELIEVES THAT ALL OF ITS MISSION-CRITICAL INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS WILL BE YEAR 2000 COMPLIANT ON TIME. HOWEVER, DELAYS IN THE IMPLEMENTATION OF REMEDIATION PROGRAMS FOR NON-COMPLIANT SYSTEMS OR A FAILURE BY THE COMPANY TO FULLY IDENTIFY ALL YEAR 2000 DEPENDENCIES IN THE COMPANY'S SYSTEMS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.*

The Company is also communicating with its major customers (including its distributors), suppliers and financial institutions to assess the potential impact on the Company's operations of such third parties failure to become Year 2000 compliant. This process has not been completed; based upon responses to date, it appears that many of the Company's customers and suppliers have indicated only that they have in place Year 2000 readiness programs, without specifically representing that they will be Year 2000 compliant in a timely manner. A failure by any of the Company's major customers or suppliers to be Year 2000 compliant, or a failure by the Company to fully identify its dependencies on the information technology systems of certain suppliers or customers could have a material adverse effect on the Company's business, financial condition and results of operations. *FOR EXAMPLE, THE COMPANY WOULD EXPERIENCE A MATERIAL ADVERSE IMPACT ON ITS BUSINESS IF SIGNIFICANT SUPPLIERS OF ELECTRICAL COMPONENT PARTS, SEMI-CONDUCTORS, PRINTED CIRCUIT BOARDS, OTHER RAW MATERIALS OR TELECOMMUNICATIONS SYSTEMS FAIL TO PROVIDE THE COMPANY IN A TIMELY MANNER WITH NECESSARY INVENTORIES OR SERVICES DUE TO YEAR 2000 SYSTEMS FAILURES. LIKEWISE, IF THE COMPANY'S CUSTOMERS ARE UNABLE TO PROCESS PURCHASE ORDERS, PAYMENT CHECKS, OR OTHER MISSION CRITICAL PAPERWORK DUE TO YEAR 2000 PROBLEMS, SPECTRALINK'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.* The Company's Year 2000 program includes developing contingency plans to protect its business and operations from Year 2000-related interruptions from third party non-compliance. *THE COMPANY EXPECTS TO COMPLETE ITS RISK ASSESSMENT AND CONTINGENCY PLAN

BY JUNE 30, 1999. THE PLANS ARE EXPECTED TO INCLUDE BACK-UP PROCEDURES, IDENTIFICATION OF ALTERNATE SUPPLIERS (WHERE POSSIBLE), AND INCREASES IN BACK-UP INVENTORY LEVELS.*

*BASED UPON ITS CURRENT ASSESSMENT OF ITS OWN INFORMATION AND
NON-INFORMATION TECHNOLOGY SYSTEMS, THE COMPANY DOES NOT BELIEVE IT NECESSARY TO DEVELOP AN EXTENSIVE CONTINGENCY PLAN FOR THOSE SYSTEMS. THERE CAN BE NO ASSURANCES, HOWEVER, THAT ANY OF THE COMPANY'S CONTINGENCY PLANS WILL BE SUFFICIENT TO HANDLE ALL PROBLEMS OR ISSUES WHICH MAY ARISE. THE COSTS INCURRED TO DATE RELATED TO ITS YEAR 2000 ACTIVITIES HAVE NOT BEEN MATERIAL TO THE COMPANY, AND, BASED UPON CURRENT ESTIMATES, THE COMPANY DOES NOT BELIEVE THAT THE TOTAL COST OF PREPARING FOR YEAR 2000 PROGRAMS WILL HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL CONDITION. THE STATEMENTS SET FORTH HEREIN CONCERNING YEAR 2000 ISSUES WHICH ARE NOT HISTORICAL FACTS, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN PARTICULAR, THE COSTS ASSOCIATED WITH THE COMPANY'S YEAR 2000 PROGRAMS AND THE TIME-FRAME IN WHICH THE COMPANY PLANS TO COMPLETE YEAR 2000 MODIFICATIONS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES. THESE ESTIMATES WERE DEVELOPED FROM INTERNAL ASSESSMENTS AND ASSUMPTIONS OF FUTURE EVENTS. THESE ESTIMATES MAY BE ADVERSELY AFFECTED BY THE SCARCITY OF PERSONNEL AND SYSTEM RESOURCES, AND BY THE FAILURE OF SIGNIFICANT THIRD PARTIES TO PROPERLY ADDRESS YEAR 2000 ISSUES. THEREFORE, THERE CAN BE NO GUARANTEE THAT ANY ESTIMATES, OR OTHER FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED, AND ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE CONTEMPLATED.*


RESULTS OF OPERATIONS

The following table sets forth unaudited results of operation from the three month periods ended March 31, 1999 and March 31, 1998 as a percentage of sales in each of these periods. This data has been derived from unaudited consolidated financial statements.

        ----------------------------------------------------------------------------------
        Statement of Operations Data:
        ------------------------------------------ ---------------------------------------
                                                          THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------------
                                                                 1999                1998
                                                   ------------------- -------------------
        Net Sales                                              100.0%              100.0%
        Cost of Sales                                           40.0%               38.6%
                                                   ------------------- -------------------
        Gross Profit                                            60.0%               61.4%
        Operating Expenses:
          Research and Development                              11.7%               12.1%
          Marketing and Selling                                 37.4%               44.5%
          General and Administrative                             6.4%                8.4%
                                                   ------------------- -------------------
        Total Operating Expenses                                55.5%               65.0%
                                                   ------------------- -------------------
        Income (Loss) from Operations                            4.5%               (3.6%)
        Investment Income and Other, net                         3.6%                5.5%
                                                   ------------------- -------------------
        Income Before Income Taxes                               8.1%                1.8%
        Income Tax Expense                                       0.0%                0.1%
                                                   ------------------- -------------------
        Net Income                                               8.1%                1.8%
                                                   =================== ===================

                            SPECTRALINK CORPORATION
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales for the three months ended March 31, 1999 increased by 28% to $9,091,000 from $7,117,000 for the comparable three months in 1998. The increase sales was mainly due to (i) increased sales from dealers and distributors, (ii) increased service revenue from maintenance contracts, and (iii) increased penetration of the retail markets.

The following table summarizes sales to major customers:

                    ---------------------------------------------------------------------------
                    Sales to Major Customers
                    (As a Percentage of Sales):
                    ---------------------------------------------------------------------------
                                                                  Three Months Ended March 31,
                    ------------------------------ --------------------------------------------
                                                                    1999                  1998
                    ------------------------------ ---------------------- ---------------------
                    Customer Name:
                    ------------------------------ ---------------------- ---------------------
                    Customer A:                                    18.7%                 11.2%
                    ------------------------------ ---------------------- ---------------------
                    Customer B:                                    10.0%                   (x)
                    ------------------------------ ---------------------- ---------------------

(x) Sales to this customer in this period were less than 10% of net sales.

No other customers accounted for 10% or more of sales in any of these periods.


Gross Profit. For the three months ended March 31, 1999 gross profit increased by 25% from the same period last year. For the three months ended March 31, 1999 gross profit margin (gross profit as a percentage of net sales) decreased to 60.0% from 61.4% in the same period last year. The increase in gross profit was primarily due to the increased revenue. The decrease in gross profit margin as a percentage of sales was mainly due to (i) increased material cost, (ii) lower average unit pricing that is associated with volume orders, and (iii) higher warranty costs associated with a greater installed base.

Research and Development. For the three months ended March 31, 1999 research and development increased by 24% from the same period last year, representing 11.7% and 12.1%, respectively, of net sales. *THE COMPANY EXPECTS TO INCREASE ITS CURRENT LEVEL OF SPENDING ON RESEARCH AND DEVELOPMENT.* Research and development efforts for both years were concentrated on new product development, improvements to existing products, and manufacturing process improvements.

                            SPECTRALINK CORPORATION
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


Marketing and Selling. For the three months ended March 31, 1999 sales and marketing expenses increased by 7% from the same period last year, representing 37.4% and 44.5%, respectively, of net sales. The increase in dollars spent was primarily the result of adding sales and marketing personnel to increase sales and market penetration. The decrease in marketing and sales costs as a percentage of sales was the result of economies of scale resulting from increased sales and the increased sales effort in utilizing our reseller channels.

General and Administrative. For the three months ended March 31, 1999 general and administrative expenses decreased by 3% from the same period last year, representing 6.4% and 8.4%, respectively, of net sales. The decrease in spending was associated with a decrease in other state taxes. The decrease in percent of sales was the result of economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. For the three months ended March 31, 1999 investment income and other decreased by 16% to $327,000 from $388,000 for the same period last year, representing 3.6% and 5.5%, respectively, of net sales. The decrease in investment income and other was primarily due to less funds available for investment due to the Company's stock repurchases.

Income Tax. The Company has available tax loss carryforwards to offset estimated 1999 taxable income. The Company's tax provision in 1999 consists of an accrual for state alternative minimum taxes.

Net Income. Basic net income per share for the three months ended March 31, 1999 was $0.04 and $0.01 for the same period last year. Net income in 1999 increased over 1998 due to higher sales and a reduction in operating losses as a percentage of net sales.

*EXPANSION RISK. THE COMPANY'S OPERATING EXPENSES ARE BASED IN PART ON ITS EXPECTATIONS OF FUTURE SALES, AND THE COMPANY'S EXPENSE LEVELS ARE GENERALLY DETERMINED IN ADVANCE OF SALES. THE COMPANY CURRENTLY PLANS TO CONTINUE TO EXPAND AND INCREASE ITS OPERATING EXPENSES IN AN EFFORT TO GENERATE AND SUPPORT ADDITIONAL FUTURE REVENUE. IF SALES DO NOT MATERIALIZE IN A QUARTER AS EXPECTED, THE COMPANY'S RESULTS OF OPERATIONS FOR THAT QUARTER WOULD BE ADVERSELY AFFECTED. NET INCOME MAY BE DISPROPORTIONATELY AFFECTED BY A REDUCTION OF REVENUES BECAUSE ONLY A SMALL PORTION OF THE COMPANY'S EXPENSES VARY WITH ITS REVENUE.*

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1999 the Company generated $605,000 of cash from operating activities, generated $27,000 in proceeds from the sales of common stock and expended $666,000 to repurchase outstanding shares of common stock and $132,000 for capital equipment. Together these activities resulted in a net decrease in cash, short term investments and government securities of $166,000 to a quarter ending $24,749,000. The Company's working capital decreased to $32,972,000 from $33,794,000 as of December 31, 1998.

*THE COMPANY BELIEVES THAT ITS CURRENT CASH, CASH EQUIVALENTS AND INVESTMENTS (INCLUDING INVESTMENTS IN GOVERNMENT SECURITIES WITH MATURITIES GREATER THAN ONE YEAR AND THEREFORE CLASSIFIED AS LONG TERM ASSETS), AND CASH GENERATED FROM OPERATIONS WILL BE SUFFICIENT, BASED ON THE COMPANY'S PRESENTLY ANTICIPATED NEEDS, TO FUND NECESSARY CAPITAL EXPENDITURES, TO PROVIDE ADEQUATE WORKING CAPITAL AND TO FINANCE THE COMPANY'S EXPANSION THROUGH THE END OF THE FISCAL YEAR 1999.*

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


                                        SPECTRALINK CORPORATION


Date:  May 6, 1999                      By:   /s/  WILLIAM R. MANSFIELD
                                              ---------------------------
                                        William R. Mansfield,
                                        Principal Financial and Accounting
                                        Officer and on behalf of the Registrant

                            SPECTRALINK CORPORATION
                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------
    27                   Financial Data Schedule