Form 10-Q
period 1999-06-30
SPECTRALINK CORP
filed 1999-08-13
CIK 894268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       or

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

Applicable only to corporate issuers:

As of June 30, 1999 there were outstanding 18,744,348 shares of SpectraLink Corporation Common Stock - par value $.01.

                             SPECTRALINK CORPORATION

                                      INDEX

                                                                                                         Page
Part I            Financial Information

     Item 1       Financial Statements

                  Balance Sheets at

                  June 30, 1999 (Unaudited) and December 31, 1998                                        3

                  Statements of Operations
                  Three months and six months ended June 30, 1999 and 1998 (Unaudited)                   4

                  Statements of Cash Flows
                  Six months ended June 30, 1999 and 1998 (Unaudited)                                    5

                  Notes to Financial Statements (Unaudited)                                              6

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  8

     Item 3       Quantitative and Qualitative Disclosures about Market Risk                            13

Part II           Other Information

     Item 4       Submission of Matters to a Vote of Security Holders                                   13

     Item 6       Exhibits and Reports on Form 8-K                                                      15

                  (a) Exhibits
                        27 Financial Data Schedule

                  (b) Form 8-K
                        None

                             SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       1999           1998
                                                                                   -----------    ------------
                                                                                   (UNAUDITED)
                                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  7,117      $  9,019
   Short-term investments                                                              13,878        13,903
   Trade accounts receivable, net of allowance for doubtful
      accounts of $360 and $355, respectively                                          10,634        10,170
   Inventory (Note 2)                                                                   5,494         5,123
   Other                                                                                1,174           607
                                                                                     --------      --------
          Total current assets                                                         38,297        38,822
                                                                                     --------      --------

INVESTMENT IN GOVERNMENT SECURITIES                                                     2,998         1,993

PROPERTY AND EQUIPMENT, at cost:
    Furniture and fixtures                                                              1,385         1,330
    Equipment                                                                           4,578         4,247
    Leasehold improvements                                                                728           638
                                                                                     --------      --------
                                                                                        6,691         6,215
   Less  - Accumulated depreciation                                                    (4,030)       (3,435)
                                                                                     --------      --------
          Net property and equipment                                                    2,661         2,780
OTHER                                                                                     833           121
                                                                                     --------      --------
TOTAL ASSETS                                                                         $ 44,789      $ 43,716
                                                                                     ========      ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                  $    542      $    820
   Accrued payroll, commissions, and employee benefits                                  1,477         1,345
   Accrued sales and use taxes                                                            347           332
   Accrued warranty expenses                                                              450           398
   Other accrued expenses                                                                 139           262
   Deferred revenue                                                                     2,321         1,871
                                                                                     --------      --------
          Total current liabilities                                                     5,276         5,028
LONG-TERM LIABILITIES                                                                     216           190
                                                                                     --------      --------
          Total liabilities                                                             5,492         5,218
                                                                                     --------      --------

STOCKHOLDERS' EQUITY:
   Common stock                                                                           200           198
   Additional paid-in capital                                                          49,847        49,515
   Accumulated deficit                                                                 (6,265)       (8,472)
   Treasury stock, at cost (Note 4)                                                    (4,485)       (2,743)
                                                                                     --------      --------
TOTAL STOCKHOLDERS' EQUITY                                                             39,297        38,498
                                                                                     --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 44,789      $ 43,716
                                                                                     ========      ========


      The accompanying notes to financial statements are an integral part of these statements.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   -------------------------------     -------------------------------
                                                   JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                                   -------------     -------------     -------------     -------------
NET SALES                                            $ 10,504          $  8,442           $ 19,594          $ 15,559
COST OF SALES                                           3,531             4,041              7,164             6,789
                                                     --------          --------           --------          --------
    Gross profit                                        6,973             4,401             12,430             8,770


OPERATING EXPENSES
    Research and development                            1,042               976              2,110             1,834
    Marketing and selling                               3,990             3,458              7,386             6,626
    General and administrative                            680               432              1,261             1,032
                                                     --------          --------           --------          --------
        Total operating expenses                        5,712             4,866             10,757             9,492
                                                     --------          --------           --------          --------

INCOME (LOSS) FROM OPERATIONS                           1,261              (465)             1,673              (722)
INVESTMENT INCOME AND OTHER, net                          323               377                650               765
                                                     --------          --------           --------          --------
INCOME (LOSS) BEFORE INCOME TAXES                       1,584               (88)             2,323                43
INCOME TAX  EXPENSE (BENEFIT)                             110                (4)               116                 2
                                                     --------          --------           --------          --------

NET INCOME (LOSS)                                    $  1,474          $    (84)          $  2,207          $     41
                                                     ========          ========           ========          ========

BASIC EARNINGS (LOSS) PER SHARE                      $   0.08          $  (0.00)          $   0.12          $   0.00
                                                     ========          ========           ========          ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING              18,790            19,240             18,910            19,210
                                                     ========          ========           ========          ========

DILUTED EARNINGS (LOSS) PER SHARE                    $   0.08          $  (0.00)          $   0.12          $   0.00
                                                     ========          ========           ========          ========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING            19,080            19,240             19,170            19,740
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

                             SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                      JUNE 30, 1999       JUNE 30, 1998
                                                                    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 2,207             $    41
   Adjustments to reconcile net income to net cash  provided by operating activities:
         Depreciation and amortization                                       599                 526
         Changes in assets and liabilities
            Increase in accounts receivable, net                            (464)             (1,466)
            (Increase) decrease in inventory                                (371)                508
            (Increase) decrease in other assets                           (1,279)                 23
            (Decrease) increase in accounts payable                         (278)                186
            Increase in other accrued liabilities                            552                 269
                                                                         -------             -------
            Net cash provided by operating activities                        966                  87

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (484)               (892)
   Proceeds from disposal of property and equipment                            4                   4
   Purchases of investments                                               (9,980)             (7,046)
   Maturity of investments                                                 9,000               7,000
   Purchases of treasury stock                                            (1,742)               (316)
                                                                         -------             -------
         Net cash used in investing activities                            (3,202)             (1,250)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of incentive common stock options                   74                 170
   Proceeds from sale of common stock                                        260                 261
                                                                         -------             -------
        Net cash provided by  financing activities                           334                 431
                                                                         -------             -------
DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,902)               (732)
CASH AND CASH EQUIVALENTS, beginning of period                             9,019               5,674
                                                                         -------             -------
CASH AND CASH EQUIVALENTS, end of period                                 $ 7,117             $ 4,942
                                                                         =======             =======



       The accompanying notes to financial statements are an integral part of these statements.

                             SPECTRALINK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.  Basis of Presentation

The accompanying financial statements as of June 30, 1999 and December 31, 1998 and for the quarters and six months ended June 30, 1999 and 1998 have been prepared from the books and records of SpectraLink Corporation, Inc. (the "Company") and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1998 presented in the Company's filings with the Securities and Exchange Commission. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company is currently assessing the effect of adopting SFAS No. 133 on its financial statements and plans to adopt the statement on January 1, 2000.

2.  Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories at June 30, 1999 and December 31, 1998 consisted of the following:

                                                1999             1998
                                            -----------       ---------
                                            (Unaudited)       (Audited)
                                                   (In Thousands)
Raw materials                                 $ 2,397          $ 2,715
Work in process                                    29                3
Finished goods                                  3,068            2,405
                                              -------          -------
                                              $ 5,494          $ 5,123
                                              =======          =======

3.  Earnings Per Share

Basic Earnings Per Share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential dilution of securities exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock.

                                              SPECTRALINK CORPORATION
                                           NOTES TO FINANCIAL STATEMENTS
                                                   JUNE 30, 1999
                                                    (UNAUDITED)


                                     Three months ended June 30,                              Six months ended June 30,
                        ----------------------------------------------------   ----------------------------------------------------
                                  1999                          1998                      1999                       1998
                        -------------------------    -----------------------   -------------------------    -----------------------
                                             Per                        Per                         Per                        Per
                        Income    Shares    Share    Loss    Shares    Share   Income    Shares    Share    Income   Shares   Share
                        ------    ------    -----    ----    ------    -----   ------    ------    -----    ------   ------   -----
Basic EPS---            $1,474    18,790    $0.08   $ (84)   19,240    $0.00   $ 2,207   18,910    $0.12    $ 41     19,210   $0.00
Effect of dilutive
  securities:
  Stock purchase plan                 67                         --                          --                          55
  Stock options
  outstanding                        223                         --                         260                         475
                        -------   ------    -----   -----    ------    -----   -------   ------    -----    ----     ------   -----
Diluted EPS---          $ 1,474   19,080    $0.08   $ (84)   19,240    $0.00   $ 2,207   19,170    $0.12    $ 41     19,740   $0.00
                        -------   ------    -----   -----    ------    -----   -------   ------    -----    ----     ------   -----


Assumed conversions of approximately 635,000 shares were not included in the calculation for diluted EPS in the three months ending June 30, 1998 as they would have been anti-dilutive due to the net loss for that period.

4.  Stockholders' Equity

In the second quarter of 1999, the Company repurchased 236,245 shares of Common Stock at a cost of $1,026,000 compared to 38,697 shares at a cost of $139,000 in the second quarter of 1998. The 38,697 shares purchased in the second quarter of 1998, included 15,630 unvested shares of restricted stock purchased from a former director of the company pursuant to a pre-existing agreement, and 23,067 shares purchased from a broker and were related to a cashless exercise of stock options by a former executive officer.

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

READINESS FOR THE YEAR 2000

Many existing computer systems, applications software, and other control devices, rely on only two digits to identify the year, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000 and beyond. The Company relies on information technology systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, payroll and accounts payable modules), customer service, manufacturing, infrastructure, embedded computer chips, networks, telecommunications equipment and end products. The Company also relies, directly or indirectly, on the external systems, software and devices of business enterprises such as customers, suppliers, utilities, creditors, financial organizations, consultants, and governmental entities, both domestic and international, for accurate exchange of data. *THE COMPANY BELIEVES THAT IT IS TAKING REASONABLE STEPS TO CATALOG AND ADDRESS THOSE MATTERS IN BOTH ITS INFORMATION TECHNOLOGY SYSTEMS AND IN OTHER EQUIPMENT WITH EMBEDDED MICROPROCESSORS THAT COULD CAUSE A SERIOUS BREACH IN ITS BUSINESS AND OPERATIONS DUE TO YEAR 2000 ISSUES. SPECIFICALLY, WITH RESPECT TO ITS INFORMATION TECHNOLOGY SYSTEMS, THE COMPANY HAS ASSESSED EACH ITEM OF SOFTWARE AND HAS COMPLETED 80% OF THE REMEDIATION NECESSARY FOR SUCH INFORMATION TECHNOLOGY SYSTEMS TO BE YEAR 2000 COMPLIANT. WITH RESPECT TO NON-INFORMATION TECHNOLOGY SYSTEMS (SUCH AS THE COMPANY'S TELEPHONE SYSTEMS AND SECURITY SYSTEM), THE COMPANY HAS ASSESSED EACH ITEM OF SOFTWARE AND HAS COMPLETED 90% OF THE REMEDIATION NECESSARY FOR SUCH NON-INFORMATION TECHNOLOGY SYSTEMS TO BE YEAR 2000 COMPLIANT. ALL TESTING IS EXPECTED TO BE COMPLETED BY SEPTEMBER 30, 1999. AT THIS POINT, THE COMPANY BELIEVES THAT ALL OF ITS MISSION-CRITICAL INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS WILL BE YEAR 2000 COMPLIANT ON TIME. HOWEVER, DELAYS IN THE IMPLEMENTATION OF REMEDIATION PROGRAMS FOR NON-COMPLIANT SYSTEMS OR A FAILURE BY THE COMPANY TO FULLY IDENTIFY ALL YEAR 2000 DEPENDENCIES IN THE COMPANY'S SYSTEMS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.*

                             SPECTRALINK CORPORATION
              Quarters and Six months ended June 30, 1999 and 1998

The Company is also communicating with its major customers (including its distributors), suppliers and financial institutions to assess the potential impact on the Company's operations of such third parties failure to become Year 2000 compliant. This process has not been completed; based upon responses to date, it appears that many of the Company's customers and suppliers have indicated only that they have in place Year 2000 readiness programs, without specifically representing that they will be Year 2000 compliant in a timely manner. A failure by any of the Company's major customers or suppliers to be Year 2000 compliant, or a failure by the Company to fully identify its dependencies on the information technology systems of certain suppliers or customers could have a material adverse effect on the Company's business, financial condition and results of operations.* FOR EXAMPLE, THE COMPANY WOULD EXPERIENCE A MATERIAL ADVERSE IMPACT ON ITS BUSINESS IF SIGNIFICANT SUPPLIERS OF ELECTRICAL COMPONENT PARTS, SEMI-CONDUCTORS, PRINTED CIRCUIT BOARDS, OTHER RAW MATERIALS OR TELECOMMUNICATIONS SYSTEMS FAIL TO PROVIDE THE COMPANY IN A TIMELY MANNER WITH NECESSARY INVENTORIES OR SERVICES DUE TO YEAR 2000 SYSTEMS FAILURES. LIKEWISE, IF THE COMPANY'S CUSTOMERS ARE UNABLE TO PROCESS PURCHASE ORDERS, PAYMENT CHECKS, OR OTHER MISSION CRITICAL PAPERWORK DUE TO YEAR 2000 PROBLEMS, SPECTRALINK'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.* The Company's Year 2000 program includes developing contingency plans to protect its business and operations from Year 2000-related interruptions from third party non-compliance. The Company has completed its risk assessment and contingency plan. The plan includes back-up procedures, identification of alternate suppliers (where possible), and increases in back up inventory levels.

*BASED UPON ITS CURRENT ASSESSMENT OF ITS OWN INFORMATION AND NON-INFORMATION TECHNOLOGY SYSTEMS, THE COMPANY DOES NOT BELIEVE IT NECESSARY TO DEVELOP AN EXTENSIVE CONTINGENCY PLAN FOR THOSE SYSTEMS. THERE CAN BE NO ASSURANCES, HOWEVER, THAT ANY OF THE COMPANY'S CONTINGENCY PLANS WILL BE SUFFICIENT TO HANDLE ALL PROBLEMS OR ISSUES WHICH MAY ARISE. THE COSTS INCURRED TO DATE RELATED TO ITS YEAR 2000 ACTIVITIES HAVE NOT BEEN MATERIAL TO THE COMPANY. BASED UPON CURRENT ESTIMATES, THE COMPANY DOES NOT BELIEVE THAT THE TOTAL COST OF PREPARING FOR YEAR 2000 PROGRAMS WILL HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL CONDITION. THE STATEMENTS SET FORTH HEREIN CONCERNING YEAR 2000 ISSUES WHICH ARE NOT HISTORICAL FACTS, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN PARTICULAR, THE COSTS ASSOCIATED WITH THE COMPANY'S YEAR 2000 PROGRAMS AND THE TIME-FRAME IN WHICH THE COMPANY PLANS TO COMPLETE YEAR 2000 MODIFICATIONS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES. THESE ESTIMATES WERE DEVELOPED FROM INTERNAL ASSESSMENTS AND ASSUMPTIONS OF FUTURE EVENTS. THESE ESTIMATES MAY BE ADVERSELY AFFECTED BY THE SCARCITY OF PERSONNEL AND SYSTEM RESOURCES, AND BY THE FAILURE OF SIGNIFICANT THIRD PARTIES TO PROPERLY ADDRESS YEAR 2000 ISSUES. THEREFORE, THERE CAN BE NO GUARANTEE THAT ANY ESTIMATES, OR OTHER FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED, AND ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE CONTEMPLATED.*

                             SPECTRALINK CORPORATION
              Quarters and Six months ended June 30, 1999 and 1998

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations from the three month and six month periods ended June 30, 1999 and June 30, 1998 as a percentage of sales in each of these periods. This data has been derived from unaudited consolidated financial statements.

Statement of Operations Data:

                                                               THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------              --------------------------
                                                                 1999                1998                1999                1998
                                                                ------              ------              ------              ------
  Net Sales                                                     100.0%              100.0%              100.0%              100.0%
  Cost of Sales                                                  33.6%               47.9%               36.6%               43.6%
  Gross Profit                                                   66.4%               52.1%               63.4%               56.4%
  Operating Expenses:
    Research and Development                                      9.9%               11.6%               10.8%               11.8%
    Marketing and Selling                                        38.0%               41.0%               37.7%               42.6%
    General and Administrative                                    6.5%                5.1%                6.4%                6.6%
                                                                ------              ------              ------              ------
  Total Operating Expenses                                       54.4%               57.6%               54.9%               61.0%
                                                                ------              ------              ------              ------

  Income (Loss) from Operations                                  12.0%               (5.5%)               8.5%               (4.6%)
  Investment Income and Other, net                                3.1%                4.5%                3.3%                4.9%
  Income (Loss) Before Income Taxes                              15.1%               (1.0%)              11.8%                0.3%
  Income Tax Expense (Benefit)                                    1.1%               (0.0%)               0.6%                0.0%
  Net Income (Loss)                                              14.0%               (1.0%)              11.2%                0.3%



Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales for the three months ended June 30, 1999 increased by 24.4% to $10,504,000 from $8,442,000 for the comparable three months in 1998. Net sales for the six months ended June 30, 1999 increased by 25.9% to $19,594,000 from $15,559,000 for the comparable six months in 1998. During the second quarter of 1999, the Company shipped its first 802.11 compliant NetLink Wireless Telephone System. The increase in sales was mainly due to (i) increased sales from dealers and distributors, (ii) increased service revenue from maintenance contracts, and
(iii) increased penetration of the commercial markets.

                             SPECTRALINK CORPORATION
                     Six months ended June 30, 1999 and 1998

The customer mix shows a relatively equal increase in the percentage of indirect sales compared to the decrease in the percentage of direct sales for the three months and six months ended June 30, 1999 and 1998. The following table details the sales to different customer types as a percentage of total net sales:

Customer Mix Table
(As a Percentage of Sales):

                                                Three Months Ended June 30,                   Six Months Ended June 30,
                                               ----------------------------                 ----------------------------
                                                1999                  1998                   1999                  1998
                                               ------                ------                 ------                ------
Customer Type:
-------------
Direct Sales                                    56.9%                 72.6%                  57.7%                 71.1%
Indirect Sales                                  27.0%                 15.7%                  27.3%                 15.7%
Service Sales                                   16.1%                 11.7%                  15.0%                 13.2%
                                               ------                ------                 ------                ------
Total Sales                                    100.0%                100.0%                 100.0%                100.0%
                                               ======                ======                 ======                ======

The following table summarizes sales to major customers:

Sales to Major Customers
(As a Percentage of Sales):

                                                Three Months Ended June 30,                   Six Months Ended June 30,
                                               ----------------------------                 ----------------------------
                                                1999                  1998                   1999                  1998
                                               ------                ------                 ------                ------
Customer Name:
--------------
Customer A:                                     11.9%                   (x)                    (x)                   (x)
Customer B:                                       (x)                 27.1%                    (x)                 17.3%

(x) Sales to this customer in this period were less than 10% of net sales.

No other customers accounted for 10% or more of sales in any of these periods.

Gross Profit. For the second quarter and first six months of 1999 gross profit increased by 58.4% and 41.7% from the same periods last year. For the three months and six months ended June 30, 1999 gross profit margin (gross profit as a percentage of net sales) increased to 66.4% from 52.1% and to 63.4% from 56.4%, respectively, in the same periods last year. The increase in gross profit was primarily due to the increased revenue. The increase in gross profit margin as a percentage of sales was mainly due to (i) decreased material cost and (ii) lower average unit cost that is associated with volume orders.

Research and Development. For the three months and six months ended June 30, 1999 research and development increased by 6.8% and 15.0% from the same periods last year, representing 9.9% and 10.8%, respectively, of net sales. *THE COMPANY EXPECTS TO MAINTAIN ITS CURRENT LEVEL OF SPENDING ON RESEARCH AND DEVELOPMENT AS A PERCENTAGE OF REVENUE. *Research and development efforts for both years were concentrated on new product development, improvements to existing products, and manufacturing process improvements.

                             SPECTRALINK CORPORATION
                     Six months ended June 30, 1999 and 1998

Marketing and Selling. For the second quarter and first six months of 1999 sales and marketing expenses increased by 15.4% and 11.5% from the same period last year, representing 38.0% and 37.7% versus 41.0% and 42.6% from the same period last year, respectively, of net sales. The increase in dollars spent was primarily the result of adding sales and marketing personnel to increase sales and market penetration. The decrease in marketing and sales costs as a percentage of sales was the result of economies of scale resulting from increased sales and the increased sales effort in utilizing our reseller channels.

General and Administrative. For the three months and six months ended June 30, 1999 general and administrative expenses increased by 57.4% and 22.2% from the same period last year, representing 6.5% and 6.4%, respectively, of net sales. The increase in expense was associated with an increase in bad debts, other outside services, and accruals for executive bonuses.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market securities, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. For the three months ended June 30, 1999 investment income and other decreased by 14.3% to $323,000 from $377,000 for the same period last year, representing 3.1% and 4.5%, respectively, of net sales. For the first six months of 1999 investment income and other decreased by 15.0% to $650,000 from $765,000 for the same period last year, representing 3.3% and 4.9%, respectively, of net sales. The decrease in investment income and other was primarily due to fewer funds available for investment due to the Company's stock repurchases.

Income Tax. The Company's effective tax rate was approximately 6.9% and 5.0% for three and six months periods ended June 30, 1999, respectively. This rate was determined based on the anticipated 1999 results of operations and the utilization of available tax loss carryforwards. As of December 31, 1998, the Company had deferred tax assets of approximately $3,522,000, which were reduced by a valuation allowance to $0. The realizability of net deferred tax assets is dependent upon the Company's ability to generate future taxable income. The Company's estimate of realizable deferred tax assets may change in the near future.

Net Income. Basic net income per share for the three months and six months ended June 30, 1999 was $0.08 and $0.12, respectively. In 1998, basic net income per share for the same periods was $0.00. Net income in 1999 increased over 1998 due to higher sales and an increase in operating profits as a percentage of net sales.

*EXPANSION RISK. THE COMPANY'S OPERATING EXPENSES ARE BASED IN PART ON ITS EXPECTATIONS OF FUTURE SALES, AND THE COMPANY'S EXPENSE LEVELS ARE GENERALLY DETERMINED IN ADVANCE OF SALES. THE COMPANY CURRENTLY PLANS TO CONTINUE TO EXPAND AND INCREASE ITS OPERATING EXPENSES IN AN EFFORT TO GENERATE AND SUPPORT ADDITIONAL FUTURE REVENUE. IF SALES DO NOT MATERIALIZE IN A QUARTER AS EXPECTED, THE COMPANY'S RESULTS OF OPERATIONS FOR THAT QUARTER WOULD BE ADVERSELY AFFECTED. NET INCOME MAY BE DISPROPORTIONATELY AFFECTED BY A REDUCTION OF REVENUES BECAUSE ONLY A SMALL PORTION OF THE COMPANY'S EXPENSES VARIES WITH ITS REVENUE. THE COMPANY IS CURRENTLY INTRODUCING A NEW PRODUCT. DURING THIS PRODUCT TRANSITION, THE COMPANY WILL EXPERIENCE DELAYS IN ORDERS AS CUSTOMERS WAIT FOR THE NEWER PRODUCT. ADDITIONALLY, THE SUCCESSFUL INTRODUCTION OF OUR NEW 802.11-COMPLIANT NETLINK WIRELESS TELEPHONE SYSTEM MAY BE DEPENDENT UPON OUR WIRELESS LAN PARTNERS PERFORMING DEVELOPMENT WORK TO IMPLEMENT SPECTRALINK VOICE PRIORITY (SVP). IN ADDITION, IT IS IMPORTANT THAT THE COMPANY ESTABLISH EFFECTIVE SALES DISTRIBUTION CHANNELS FOR THE PRODUCT.*

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1999 the Company generated $966,000 of cash from operating activities, generated $74,000 in proceeds from the sales of common stock and expended $1,742,000 to repurchase outstanding shares of common stock and $484,000 for capital equipment. Together these activities resulted in a net decrease in cash, short-term investments and government securities of $922,000 to a six month ending balance of $23,993,000. The Company's working capital decreased to $33,021,000 from $33,794,000 as of December 31, 1998 mainly due to the use of cash to repurchase common stock.

*THE COMPANY BELIEVES THAT ITS CURRENT CASH, CASH EQUIVALENTS AND INVESTMENTS (INCLUDING INVESTMENTS IN GOVERNMENT SECURITIES WITH MATURITIES GREATER THAN ONE YEAR AND THEREFORE CLASSIFIED AS LONG TERM ASSETS), AND CASH GENERATED FROM OPERATIONS WILL BE SUFFICIENT, BASED ON THE COMPANY'S PRESENTLY ANTICIPATED NEEDS, TO FUND NECESSARY CAPITAL EXPENDITURES, TO PROVIDE ADEQUATE WORKING CAPITAL AND TO FINANCE THE COMPANY'S EXPANSION FOR THE FORESEEABLE FUTURE.*

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. Historically and as of June 30, 1999, the company has not used derivative instruments or engaged in hedging activities.

The Company invests excess funds in high-grade bonds and commercial paper on which the Company monitors interest rates frequently and as the investments mature. The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

                             SPECTRALINK CORPORATION
                           PART II - OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders

     At SpectraLink's Annual Meeting of Stockholders held on May 11, 1999, the following proposals were adopted by the margins indicated.

1. To elect a Board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

                                                                    Number of Shares
                                                             -----------------------------
                                                             Voted For            Withheld
                                                             ----------           --------
                 Bruce M. Holland                            14,865,666            22,495
                 Carl D. Carman                              14,868,166            19,995
                 Anthony V. Carollo, Jr.                     14,862,566            25,595
                 Burton J. McMurtry                          14,868,166            19,995
                 F. Gibson Myers, Jr.                        14,867,966            20,195

2. To ratify the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company for the fiscal year ending December 31, 1999. Number of shares voted: For 14,868,729; against 6,425; Abstained 13,007; broker non-votes 0.

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

                                         SPECTRALINK CORPORATION

Date:  August 12, 1999                   By:  /s/ NANCY K. HAMILTON
                                              ----------------------------------
                                              Nancy K. Hamilton,
                                              Principal Financial and
                                              Accounting Officer
                                              and on behalf of the Registrant

                                  EXHIBIT INDEX

EXHIBIT
  NO.                  DESCRIPTION
-------                -----------
  27             Financial Data Schedule