Form 10-Q
period 1999-09-30
SPECTRALINK CORP
filed 1999-11-15
CIK 894268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                       or

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

Applicable only to corporate issuers:

As of September 30, 1999 there were outstanding 18,722,667 shares of SpectraLink Corporation Common Stock - par value $.01.

                            SPECTRALINK CORPORATION
                                     INDEX


Part I            Financial Information                                                                 Page

     Item 1       Financial Statements

                  Balance Sheets at
                  September 30, 1999 (Unaudited) and December 31, 1998                                   3

                  Income Statements
                  Three months and nine months ended September 30, 1999 and 1998 (Unaudited)             4

                  Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998 (Unaudited)                              5

                  Notes to Financial Statements (Unaudited)                                              6

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  8

     Item 3       Quantitative and Qualitative Disclosures about Market Risk                            13

Part II           Other Information


     Item 6       Exhibits and Reports on Form 8-K                                                      13

                  (a) Exhibits
                      27 Financial Data Schedule

                  (b) Form 8-K
                      None

                            SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (In thousands)

                                                               ASSETS

                                                                                                     September 30,    December 31,
                                                                                                          1999            1998
                                                                                                      ------------    ------------
                                                                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                          $      5,838    $      9,019
   Short-term investments                                                                                   10,917          13,903
   Trade accounts receivable, net of allowance for doubtful
      accounts of $398 and $355, respectively                                                               10,330          10,170
   Inventory (Note 2)                                                                                        5,222           5,123
   Other                                                                                                     1,354             607
                                                                                                      ------------    ------------
          Total current assets                                                                              33,661          38,822
                                                                                                      ------------    ------------

INVESTMENT IN GOVERNMENT SECURITIES                                                                          8,955           1,993

PROPERTY AND EQUIPMENT, at cost:
    Furniture and fixtures                                                                                   1,282           1,330
    Equipment                                                                                                4,556           4,247
    Leasehold improvements                                                                                     718             638
                                                                                                      ------------    ------------
                                                                                                             6,556           6,215
   Less - Accumulated depreciation                                                                          (4,091)         (3,435)
                                                                                                      ------------    ------------
          Net property and equipment                                                                         2,465           2,780
OTHER                                                                                                          778             121
                                                                                                      ------------    ------------
TOTAL ASSETS                                                                                          $     45,859    $     43,716
                                                                                                      ============    ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                                   $        387    $        820
   Accrued payroll, commissions, and employee benefits                                                       1,585           1,345
   Accrued sales and use taxes                                                                                 345             332
   Accrued warranty expenses                                                                                   425             398
   Other accrued expenses                                                                                      191             262
   Deferred revenue                                                                                          1,925           1,871
                                                                                                      ------------    ------------
          Total current liabilities                                                                          4,858           5,028
LONG-TERM LIABILITIES                                                                                          226             190
                                                                                                      ------------    ------------
          Total liabilities                                                                                  5,084           5,218
                                                                                                      ------------    ------------

STOCKHOLDERS' EQUITY:
   Common stock                                                                                                201             198
   Additional paid-in capital                                                                               49,927          49,515
   Accumulated deficit                                                                                      (4,661)         (8,472)
   Treasury stock, at cost (Note 4)                                                                         (4,692)         (2,743)
                                                                                                      ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                                  40,775          38,498
                                                                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $     45,859    $     43,716
                                                                                                      ============    ============

         The accompanying notes to financial statements are an integral part of these statements.

                             SPECTRALINK CORPORATION
                                INCOME STATEMENTS
                    (In thousands, Except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended            Nine Months Ended
                                                         ------------------            -----------------
                                                    September 30,  September 30,  September 30,  September 30,
                                                    -------------  -------------  -------------  -------------
                                                             1999           1998           1999           1998
                                                             ----           ----           ----           ----

NET SALES                                            $     10,372   $      9,567   $     29,966   $     25,125
COST OF SALES                                               3,852          4,159         11,016         10,948
                                                     ------------   ------------   ------------   ------------
    Gross profit                                            6,520          5,408         18,950         14,177


OPERATING EXPENSES
    Research and development                                1,000            967          3,110          2,801
    Marketing and selling                                   3,585          3,505         10,971         10,132
    General and administrative                                621            516          1,882          1,546
                                                     ------------   ------------   ------------   ------------
        Total operating expenses                            5,206          4,988         15,963         14,479
                                                     ------------   ------------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS                               1,314            420          2,987           (302)
INVESTMENT INCOME AND OTHER, net                              375            356          1,025          1,121
                                                     ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                                  1,689            776          4,012            819
INCOME TAX  EXPENSE                                            84             47            201             49
                                                     ------------   ------------   ------------   ------------

NET INCOME                                           $      1,605   $        729   $      3,811   $        770
                                                     ============   ============   ============   ============

BASIC EARNINGS PER SHARE                             $       0.09   $       0.04   $       0.20   $       0.04
                                                     ============   ============   ============   ============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING
                                                           18,750         19,370         18,850         19,230
                                                     ============   ============   ============   ============

DILUTED EARNINGS PER SHARE                           $       0.08   $       0.04   $       0.20   $       0.04
                                                     ============   ============   ============   ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING
                                                           19,640         19,680         19,340         19,720
                                                     ============   ============   ============   ============






         The accompanying notes to financial statements are an integral part of these statements.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 Nine months ended      Nine months ended
                                                                 September 30, 1999     September 30, 1998
                                                                 ------------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $      3,811            $        770
   Adjustments to reconcile net income to net cash  provided by operating activities:
         Depreciation and amortization                                       659                     834
         Changes in assets and liabilities:
            Increase in accounts receivable, net                            (160)                   (505)
            (Increase) decrease in inventory                                 (99)                     22
            Increase in other assets                                      (1,405)                   (159)
            (Decrease) increase in accounts payable                         (433)                    800
            Increase in other accrued liabilities                            301                     319
                                                                    ------------            ------------
            Net cash provided by operating activities                      2,674                   2,081

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (347)                 (1,181)
   Proceeds from disposal of property and equipment                            4                       5
   Purchases of investments                                              (17,976)                 (8,025)
   Maturity of investments                                                14,000                  12,000
   Purchases of treasury stock                                            (1,949)                   (316)
                                                                    ------------            ------------
         Net cash (used in) provided by investing activities              (6,268)                  2,482


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of incentive common stock options                  153                     175
   Proceeds from sale of common stock                                        260                     265
                                                                    ------------            ------------
        Net cash provided by  financing activities                           413                     440
                                                                    ------------            ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (3,181)                  5,003
CASH AND CASH EQUIVALENTS, beginning of period                             9,019                   5,674
                                                                    ------------            ------------
CASH AND CASH EQUIVALENTS, end of period                            $      5,838            $     10,677
                                                                    ============            ============





         The accompanying notes to financial statements are an integral part of these statements.

                             SPECTRALINK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

1. Basis of Presentation

The accompanying financial statements as of September 30, 1999 and for the quarters and nine months ended September 30, 1999 and 1998 have been prepared from the books and records of SpectraLink Corporation, Inc. (the "Company") and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1998 presented in the Company's filings with the Securities and Exchange Commission. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activity. SFAS No. 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company is currently assessing the effect of adopting SFAS No. 133 on its financial statements and plans to adopt the statement on January 1, 2001.

2. Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 1999 and December 31, 1998 consisted of the following:

                                              1999         1998
                                           ----------   ----------
                                                      (In Thousands)
Raw materials                              $    2,339   $    2,715
Work in process                                     3            3
Finished goods                                  2,880        2,405
                                           ----------   ----------
                                           $    5,222   $    5,123
                                           ==========   ==========

3. Earnings Per Share

Basic Earnings Per Share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential dilution of securities exercisable into common stock was computed using the treasury stock method based on the average fair market value of the stock. The following table sets forth a reconciliation of the earnings per share calculation.

                             SPECTRALINK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


                                   Three months ended September 30,                        Nine months ended September 30,
                       ------------------------------------------------------- ---------------------------------------------------
                                   1999                          1998                       1999                    1998
                       --------------------------  --------------------------- -------------------------- ------------------------
                        Income   Shares     Per    Income    Shares     Per     Income   Shares     Per    Income   Shares    Per
                       -------- -------    Share   -------  --------   Share   -------- --------   Share  -------- --------  Share
                                         --------                    ---------                   --------                   ------
Basic EPS---           $  1,605   18,750 $   0.09  $   729    19,370 $    0.04 $  3,811   18,850 $   0.20 $    770   19,230 $ 0.04

Effect of dilutive
securities:
  Stock purchase plan                 15                          20                          22                         80
  Stock options
    outstanding                      875                         290                         468                        410
                       -------- -------- --------  -------  -------- --------- -------- -------- -------- -------- -------- ------
Diluted EPS---         $  1,605   19,640 $   0.08  $   729    19,680 $    0.04 $  3,811   19,340 $   0.20 $    770   19,720 $ 0.04
                       -------- -------- --------  -------  -------- --------- -------- -------- -------- -------- -------- ------

4. Stockholders' Equity

In the third quarter of 1999, the Company repurchased 45,000 shares of Common Stock at a cost of $207,000 compared to zero shares in the third quarter of 1998. In the first nine months of 1999 the company repurchased 448,125 shares of Common Stock at a cost of $1,949,000 compared to 85,697 shares at a cost of $316,000, for the same period of the previous year.

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

READINESS FOR THE YEAR 2000

Many existing computer systems, applications software, and other control devices, rely on only two digits to identify the year, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000 and beyond. The Company relies on information technology systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, payroll and accounts payable modules), customer service, manufacturing, infrastructure, embedded computer chips, networks, telecommunications equipment and end products. The Company also relies, directly or indirectly, on the external systems, software and devices of business enterprises such as customers, suppliers, utilities, creditors, financial organizations, consultants, and governmental entities, both domestic and international, for accurate exchange of data. THE COMPANY BELIEVES THAT IT IS TAKING REASONABLE STEPS TO CATALOG AND ADDRESS THOSE MATTERS IN BOTH ITS INFORMATION TECHNOLOGY SYSTEMS AND IN OTHER EQUIPMENT WITH EMBEDDED MICROPROCESSORS THAT COULD CAUSE A SERIOUS BREACH IN ITS BUSINESS AND OPERATIONS DUE TO YEAR 2000 ISSUES. SPECIFICALLY, WITH RESPECT TO ITS INFORMATION TECHNOLOGY SYSTEMS, THE COMPANY HAS ASSESSED EACH ITEM OF SOFTWARE AND HAS COMPLETED 95% OF THE REMEDIATION NECESSARY FOR SUCH INFORMATION TECHNOLOGY SYSTEMS TO BE YEAR 2000 COMPLIANT. WITH RESPECT TO NON-INFORMATION TECHNOLOGY SYSTEMS (SUCH AS THE COMPANY'S TELEPHONE SYSTEMS AND SECURITY SYSTEM), THE COMPANY HAS ASSESSED EACH ITEM OF SOFTWARE AND HAS COMPLETED 100% OF THE REMEDIATION NECESSARY FOR SUCH NON-INFORMATION TECHNOLOGY SYSTEMS TO BE YEAR 2000 COMPLIANT. ALL TESTING IS EXPECTED TO BE COMPLETED BY NOVEMBER 30, 1999. AT THIS POINT, THE COMPANY BELIEVES THAT ALL OF ITS MISSION-CRITICAL INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS WILL BE YEAR 2000 COMPLIANT ON TIME. HOWEVER, DELAYS IN THE IMPLEMENTATION OF REMEDIATION PROGRAMS FOR NON-COMPLIANT SYSTEMS OR A FAILURE BY THE COMPANY TO FULLY IDENTIFY ALL YEAR 2000 DEPENDENCIES IN THE COMPANY'S SYSTEMS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             SPECTRALINK CORPORATION
           Quarters and Nine months ended September 30, 1999 and 1998

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

BASED UPON ITS CURRENT ASSESSMENT OF ITS OWN INFORMATION AND NON-INFORMATION TECHNOLOGY SYSTEMS, THE COMPANY DOES NOT BELIEVE IT IS NECESSARY TO DEVELOP AN EXTENSIVE CONTINGENCY PLAN FOR THOSE SYSTEMS. THERE CAN BE NO ASSURANCES, HOWEVER, THAT ANY OF THE COMPANY'S CONTINGENCY PLANS WILL BE SUFFICIENT TO HANDLE ALL PROBLEMS OR ISSUES WHICH MAY ARISE. THE COSTS INCURRED BY THE COMPANY YEAR TO DATE ARE LESS THAN $10,000. BASED UPON CURRENT ESTIMATES, THE COMPANY DOES NOT BELIEVE THAT THE TOTAL COST OF PREPARING FOR YEAR 2000 PROGRAMS WILL HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL CONDITION. THE STATEMENTS SET FORTH HEREIN CONCERNING YEAR 2000 ISSUES WHICH ARE NOT HISTORICAL FACTS, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN PARTICULAR, THE COSTS ASSOCIATED WITH THE COMPANY'S YEAR 2000 PROGRAMS AND THE TIME-FRAME IN WHICH THE COMPANY PLANS TO COMPLETE YEAR 2000 MODIFICATIONS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES. THESE ESTIMATES WERE DEVELOPED FROM INTERNAL ASSESSMENTS AND ASSUMPTIONS OF FUTURE EVENTS. THESE ESTIMATES MAY BE ADVERSELY AFFECTED BY THE SCARCITY OF PERSONNEL AND SYSTEM RESOURCES, AND BY THE FAILURE OF SIGNIFICANT THIRD PARTIES TO PROPERLY ADDRESS YEAR 2000 ISSUES. THEREFORE, THERE CAN BE NO GUARANTEE THAT ANY ESTIMATES, OR OTHER FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED, AND ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE CONTEMPLATED.

                            SPECTRALINK CORPORATION
           Quarters and Nine months ended September 30, 1999 and 1998

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations from the three month and nine month periods ended September 30, 1999 and September 30, 1998 as a percentage of sales in each of these periods. This data has been derived from unaudited financial statements.

STATEMENT OF OPERATIONS DATA:

                                                      THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------        -------------------------------
                                                          1999                1998                1999                1998
                                                       ---------           ---------           ---------          ---------
  Net Sales                                              100.0%              100.0%              100.0%              100.0%
  Cost of Sales                                           37.1%               43.5%               36.7%               43.6%
  Gross Profit                                            62.9%               56.5%               63.3%               56.4%
  Operating Expenses:
    Research and Development                               9.6%               10.1%               10.4%               11.1%
    Marketing and Selling                                 34.6%               36.6%               36.6%               40.3%
    General and Administrative                             6.0%                5.4%                6.3%                6.2%
  Total Operating Expenses                                50.2%               52.1%               53.3%               57.6%
  Income (Loss) from Operations                           12.7%                4.4%               10.0%              (1.2%)
  Investment Income and Other, net                         3.6%                3.7%                3.4%                4.5%
  Income Before Income Taxes                              16.3%                8.1%               13.4%                3.3%
  Income Tax Expense                                       0.8%                0.5%                0.7%                0.2%
  Net Income                                              15.5%                7.6%               12.7%                3.1%



Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales for the three months ended September 30, 1999 increased by 8.4% to $10,372,000 from $9,567,000 for the comparable three months in 1998. Net sales for the nine months ended September 30, 1999 increased by 19.3% to $29,966,000 from $25,125,000 for the comparable nine months in 1998. The increase in sales was mainly due to (i) increased sales from dealers and distributors, (ii) increased service revenue from maintenance contracts, and (iii) increased penetration of the commercial markets.

                             SPECTRALINK CORPORATION
                  Nine months ended September 30, 1999 and 1998

The customer mix shows a relatively equal increase in the percentage of indirect sales compared to the decrease in the percentage of direct sales for the nine months ended September 30, 1999 and 1998. The following table details the sales to different customer types as a percentage of total net sales:


Customer Mix Table
(As a Percentage of Sales):

                                            Three Months Ended September 30,            Nine Months Ended September 30,
                                            --------------------------------            -------------------------------
                                               1999                    1998               1999                   1998
                                            ---------               --------            --------               --------
Customer Type:
Direct Sales                                    52.6%                   63.8%               55.9%                  71.1%
Indirect Sales                                  30.0%                   26.7%               28.2%                  15.7%
Service Sales                                   17.4%                    9.5%               15.9%                  13.2%
                                            ---------               --------            --------               --------
Total Sales                                    100.0%                  100.0%              100.0%                 100.0%
                                            =========               ========            ========               ========

The following table summarizes sales to major customers:

Sales to Major Customers
(As a Percentage of Sales):

                                            Three Months Ended September 30,            Nine Months Ended September 30,
                                            --------------------------------            -------------------------------
                                              1999                    1998                1999                   1998
                                            ---------               --------            --------               --------
Customer Name:
Customer A:                                     13.99%                 31.10%                 (x)                  22.5%


(x)      Sales to this customer in this period were less than 10% of net sales.

No other customers accounted for 10% or more of sales in any of these periods.


Gross Profit. For the third quarter and first nine months of 1999 gross profit increased by 20.6% and 33.7% from the same periods last year. For the three months and nine months ended September 30, 1999 gross profit margin (gross profit as a percentage of net sales) increased to 62.9% from 56.5% and to 63.3% from 56.4%, respectively, in the same periods last year. The increase in gross profit margin as a percentage of sales was mainly due to (i) decreased material cost and (ii) lower average unit cost that is associated with volume orders.

Research and Development. For the three months and nine months ended September 30, 1999 research and development increased by 3.4% and 11.0% from the same periods last year, representing 9.6% and 10.4%, respectively, of net sales. THE COMPANY EXPECTS TO MAINTAIN ITS CURRENT LEVEL OF SPENDING ON RESEARCH AND DEVELOPMENT AS A PERCENTAGE OF REVENUE. Research and development efforts for both years were concentrated on new product development, improvements to existing products, and manufacturing process improvements.

                             SPECTRALINK CORPORATION
                  Nine months ended September 30, 1999 and 1998

Marketing and Selling. For the third quarter and first nine months of 1999 sales and marketing expenses increased by 2.3% and 8.3% from the same period last year, representing 34.6% and 36.6% versus 36.6% and 40.3% from the same period last year, respectively, of net sales. The increase in dollars spent was primarily the result of adding sales and marketing personnel to increase sales and market penetration. The decrease in marketing and sales costs as a percentage of sales was the result of economies of scale resulting from increased sales and the increased sales effort in utilizing our reseller channels.

General and Administrative. For the three months and nine months ended September 30, 1999 general and administrative expenses increased by 20.3% and 21.7% from the same period last year, representing 6.0% and 6.3%, respectively, of net sales. The increase in expense was associated with an increase in other outside services, and accruals for executive bonuses.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market securities, investment-grade debt securities, and government securities. Other income is generated primarily from purchase discounts. For the three months ended September 30, 1999 investment income and other increased by 5.3% to $375,000 from $356,000 for the same period last year, representing 3.6% and 3.7%, respectively, of net sales. For the first nine months of 1999 investment income and other decreased by 8.6% to $1,025,000 from $1,121,000 for the same period last year, representing 3.4% and 4.5%, respectively, of net sales. The decrease in investment income and other was primarily due to fewer funds available for investment due to the Company's stock repurchases.

Income Tax. The Company's effective tax rate was approximately 5.0% for three and nine months periods ended September 30, 1999, respectively. This rate was determined based on the anticipated 1999 results of operations and the utilization of available tax loss carryforwards. As of December 31, 1998, the Company had deferred tax assets of approximately $3,522,000, which were reduced by a valuation allowance to $0. The realizability of net deferred tax assets is dependent upon the Company's ability to generate future taxable income. The Company's estimate of realizable deferred tax assets may change in the near future.

Net Income. Diluted net income per share for the three months and nine months ended September 30, 1999 was $0.08 and $0.20, respectively. In 1998, diluted net income per share for the same periods was $0.04. Net income in 1999 increased over 1998 due to higher sales and an increase in operating profits as a percentage of net sales.

EXPANSION RISK. THE COMPANY'S OPERATING EXPENSES ARE BASED IN PART ON ITS EXPECTATIONS OF FUTURE SALES, AND THE COMPANY'S EXPENSE LEVELS ARE GENERALLY DETERMINED IN ADVANCE OF SALES. THE COMPANY CURRENTLY PLANS TO CONTINUE TO EXPAND AND INCREASE ITS OPERATING EXPENSES IN AN EFFORT TO GENERATE AND SUPPORT ADDITIONAL FUTURE REVENUE. THE Y2K ISSUE COULD HAVE AN ADVERSE IMPACT ON SALES. IF SALES DO NOT MATERIALIZE IN A QUARTER AS EXPECTED, THE COMPANY'S RESULTS OF OPERATIONS FOR THAT QUARTER WOULD BE ADVERSELY AFFECTED. NET INCOME MAY BE DISPROPORTIONATELY AFFECTED BY A REDUCTION OF REVENUES BECAUSE ONLY A SMALL PORTION OF THE COMPANY'S EXPENSES VARIES WITH ITS REVENUE. THE COMPANY IS CURRENTLY INTRODUCING A NEW PRODUCT. DURING THIS PRODUCT TRANSITION, THE COMPANY WILL EXPERIENCE DELAYS IN ORDERS AS CUSTOMERS WAIT FOR THE NEWER PRODUCT. ADDITIONALLY, THE SUCCESSFUL INTRODUCTION OF OUR NEW 802.11-COMPLIANT NETLINK WIRELESS TELEPHONE SYSTEM WILL BE DEPENDENT UPON OUR WIRELESS LAN PARTNERS PERFORMING DEVELOPMENT WORK TO IMPLEMENT SPECTRALINK VOICE PRIORITY
(SVP). IN ADDITION, IT IS IMPORTANT THAT THE COMPANY ESTABLISH EFFECTIVE SALES DISTRIBUTION CHANNELS FOR THE PRODUCT.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1999 the Company generated $2,674,000 of cash from operating activities, generated $413,000 in proceeds from the sales of common stock and expended $1,949,000 to repurchase outstanding shares of common stock and $347,000 for capital equipment. Together these activities resulted in a net increase in cash, short-term investments and government securities of $795,000 to a nine month ending balance of $25,710,000. The Company's working capital decreased to $28,803,000 from $33,794,000 as of December 31, 1998 mainly due to the use of cash to repurchase common stock and investment classified as long term but with maturities between one and two years.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. Historically and as of September 30, 1999, the company has not used derivative instruments or engaged in hedging activities.

The Company invests excess funds in high-grade bonds and commercial paper on which the Company monitors interest rates frequently and as the investments mature. These funds have maturity dates of two years or less. The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.


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


                                     SPECTRALINK CORPORATION


Date:  November 10, 1999             By: /s/ NANCY K. HAMILTON
                                         --------------------------------------
                                     Nancy K. Hamilton,
                                     Principal Financial and Accounting Officer
                                     and on behalf of the Registrant

                                  EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

  27             Financial Data Schedule