Form 10-K
period 1999-12-31
SPECTRALINK CORP
filed 2000-03-30
CIK 894268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from _______  to ______

                         Commission File Number: 0-28180

                             SPECTRALINK CORPORATION
                (Name of Registrant as specified in its charter)

                  DELAWARE                   84-1141188
               (State or other            (I.R.S. Employer
               jurisdiction of         Identification Number)
               incorporation or
                 organization)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days prior to the date of filing: $481,539,800 as of March 8, 2000.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,261,592 shares of common stock, $.01 par value, were outstanding as of March 8, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the issuer's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's fiscal year.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

SpectraLink Corporation ("SpectraLink" or the "Company") was incorporated in Colorado in April 1990, and was reincorporated in Delaware in March 1996. Effective December 23, 1999, the Company incorporated SpectraLink International Corporation in Delaware as a wholly owned subsidiary of SpectraLink Corporation. SpectraLink designs, manufactures and sells on-premises Wireless Telephone Systems which complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink Wireless Telephone Systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. The Wireless Telephone System uses a micro-cellular design and interfaces directly with a PBX, Centrex, or key/hybrid system. It enables users to walk throughout a facility and make and receive calls on SpectraLink Wireless Telephones. Because all calls are routed through the corporate phone system, there are no airtime charges incurred.

SpectraLink supports two Wireless Telephone System product lines. The Link Wireless Telephone System (Link WTS) is for organizations that need only a wireless telephone solution for their on-premises mobile workforce. It uses a proprietary radio infrastructure in the 902-928 MHz radio band. The NetLink Wireless Telephone System (NetLink WTS) operates over IEEE 802.11-compliant wireless local area networks (LANs) in the 2400-2483 MHz frequency band. It is for organizations that want both a wireless voice and wireless data solution on a single network.

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

Traditionally, businesses have attempted to maintain communications with mobile, on-premises employees by using overhead paging systems and electronic pagers. These indirect types of communication create delays because access to a wired phone is still needed. Delays are exacerbated in high mobility environments, such as hospitals, manufacturing facilities and distribution centers, where both parties may be mobile and repeated pages are required. Additionally, overhead paging can be difficult to understand and creates ambient noise, which can be disruptive and stressful.

Alternatives to paging include the use of two-way radios, cordless phones and traditional cellular phones, all of which have various shortcomings. Two-way radios do not provide an adequate link to the wireline telephone system. Cordless phones are typically single-cell systems and have a limited calling range, and only a limited number of cordless phones can be deployed in a given area without interfering with each other. Traditional cellular phones often provide inconsistent indoor reception and, unless specifically designed for on-premises use, cannot be directly interfaced with a company's PBX system and, therefore, cannot offer the system's functionality. Furthermore, current monthly usage fees and airtime charges make cellular phones prohibitively expensive in many applications.

Products dedicated to unlicensed, on-premises voice applications first appeared in the 1990s in the 902-928 MHz band in North America. These adjunct products attach directly to business telephone systems and provide wireless phone extensions that can be used on the premises. Because these systems are unlicensed, they can be installed or relocated without prior approval from the Federal Communications Commission ("FCC"). The 902-928 MHz band in North America has been set aside for unlicensed products which employ either narrow-band or spread-spectrum technology. Because systems in the 902-928 MHz band that employ narrow band technology are required to operate at lower power levels than spread-spectrum systems, they generally have inferior range and are more susceptible to interference. Multi-cellular wireless business phone systems that provide hand-off and systems that restrict wireless phones to a single base station are available in the 902-928 MHz band. In 1994, the FCC allocated additional spectrum in the 1900 MHz range for unlicensed on-premises wireless voice applications. The products that have been introduced for this new spectrum are commonly referred to as unlicensed personal communications systems (U-PCS).

In 1997, the Institute of Electrical and Electronics Engineers ("IEEE") approved its 802.11 specification for a wireless LAN standard operating in the 2400-2483 MHz band. The 802.11 standard specified an "over the air" interface between a wireless client and a base station or access point, as well as among wireless clients. The standard allows devices to share a single wireless LAN infrastructure, including both voice devices developed by SpectraLink and data devices, thus enabling organizations to provide mobile employees access to both data and telephone applications over a single network.

SPECTRALINK PRODUCTS

The Link Wireless Telephone System (Link WTS) operates in the 902-928 MHz band and uses a micro-cellular design consisting of three components: a Master Control Unit (MCU), Base Stations and Wireless Telephones. The MCU is installed near the PBX or key/hybrid system, or at the Centrex demarcation location. It can either interface directly with the analog ports of the host telephone switching system, or it can connect via a digital interface to certain PBX systems and key/hybrid systems.

The MCU also connects to small radio transceivers called Base Stations via twisted-pair telephone wiring. The Base Stations provide the link to the Wireless Telephone, a six-ounce portable phone with an alphanumeric display. The Wireless Telephone provides up to four hours of talk time or up to eighty hours of standby time between battery recharges.

Each Base Station supports multiple users and covers a transmission area in excess of 50,000 square feet depending on transmission obstructions present in the building. A call is handed off from one Base Station to another as a user walks throughout the coverage area. The Link WTS is designed to provide seamless coverage, enabling real-time hand-off of an active telephone call as the user walks about.

The NetLink Wireless Telephone System (NetLink WTS) operates in the 2400-2483 MHz band and is compatible with the IEEE 802.11 standard for use on an 802.11-compliant wireless LAN. By adding the NetLink WTS product to an existing 802.11-compliant network provided by a wireless LAN vendor, customers can use a single network for both wireless voice and data applications. The NetLink WTS consists of two components: a Telephony Gateway and Wireless Telephones. The Telephony Gateway is installed near the PBX or key/hybrid system, or at the Centrex demarcation location. It can either interface directly with the analog ports of the host telephone switching system, or it can connect via a digital interface to certain PBX systems and key/hybrid systems.

The Telephony Gateway also connects to the 802.11 wireless LAN through a 10Base-T Ethernet connection. The LAN's wireless radio transceivers, called access points, receive voice packets in Internet Protocol (IP) form from NetLink Wireless Telephones using the 802.11 standard, and forwards them to the NetLink Telephony Gateway. SpectraLink has developed an 802.11-compatible voice prioritization mechanism for the NetLink WTS that can also be implemented in
802.11 access points to improve voice quality by reducing packet-queuing delays. A number of LAN access point providers have agreed to implement SpectraLink Voice Priority ("SVP") technology, including: Aironet Wireless Communications, BreezeCOM, Inc., Intermec Technologies Corp., Proxim, Inc., Telxon Corporation and Teklogix International, Inc. As of February 25, 2000 these partners were in various stages of completion of their SVP implementations.

The NetLink Wireless Telephones weigh six ounces and have an alphanumeric display. When the NetLink WTS is connected to the phone system using analog ports, the Wireless Telephone will provide many of the calling features of a desk phone, including transfer, conference calling and hold. When the system is digitally interfaced to the phone system, the Wireless Telephone will also support the advanced features of the host phone system. The NetLink Wireless Telephone is designed to provide seamless coverage, enabling real-time hand-off of an active telephone call as the user walks about.

TECHNOLOGY

The Company devotes significant planning and resources to development and use of advanced technology. This focus on technology is necessary to meet the requirements for delivery of portability, indoor radio and system performance, high reliability, low cost and manufacturability. All of SpectraLink's key technologies are incorporated into the Company's Link and/or NetLink products, including:

Spread Spectrum Technology. Spread spectrum is a radio frequency transmission technique in which the transmitted information is spread over a relatively wide bandwidth. The use of spread spectrum technology makes transmissions more immune to interference, reduces the possibility of interference with others, provides privacy against eavesdropping and improves the quality of voice transmission. While there are many advantages to the spread spectrum technique, it is more complex to implement than the more commonly used narrowband modulation techniques. The Link Wireless Telephone System uses a form of spread spectrum transmission called frequency hopping, a technique that combines an information signal with a radio carrier whose frequency assignment changes rapidly in a pseudo-random manner at the transmitter. The signal resulting from frequency hopping is decoded at the receiving end using the same pseudo-random frequency pattern. The NetLink Wireless Telephone System can use either frequency hopping, or direct sequence spread spectrum technology. Direct sequence spread spectrum uses a technique whereby a signal is spread over the available band by mixing the signal data with a much higher data-rate pseudo-random data stream. As with frequency hopping spread spectrum, the resulting signal is decoded at the receiving end. The Company believes that its NetLink Wireless Telephone System is currently the only 802.11-compatible wireless telephone system that supports both frequency hopping and direct sequence spread spectrum technology.

Radio Technology. SpectraLink has designed radio transceivers and digital circuits to implement the complex spread spectrum technique at an economical cost and in a small form factor. The Company's radio transceiver and digital circuit architectures also minimize power consumption and enhance manufacturability and reliability.

ASIC Design. SpectraLink's expertise in digital application specific integrated circuit (ASIC) technology allows its systems to be miniaturized, power-efficient and cost effective. ASICs are used in the Company's Wireless Telephone, Base Station, MCU, and Telephony Gateway designs. The Company expects to develop additional ASICs and to incorporate these devices into future systems.

Wireless Access Protocols. Combining spread spectrum with a micro-cellular design presents unique challenges as compared to single-link spread spectrum implementations, such as advanced home wireless telephones or traditional cellular telephones. To this end, the Company has applied its software design expertise to develop robust networking that allows multiple users to have simultaneous telephone access in a spread spectrum radio environment without interfering with each other. SpectraLink has implemented a sophisticated set of software resources, including micro-coded software, digital signal processing software, network architecture software, telephone switching software and user application software to address many of the unique challenges of in-building wireless environments, such as interference, multipath degradation, signal absorption, near/far receiver desensitizing, security, busy hour capacity demands, and shared operation with other radio systems.

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

Digital Integration. When a SpectraLink system is connected to the phone system using analog ports, the Wireless Telephone will provide many of the calling features of a desk phone, including transfer, conference calling and hold. When the system is digitally interfaced to the phone system, the Wireless Telephone will also support the advanced features of the host phone system such as calling party identification or calling party name display. Currently, the Company supports digital interfaces to the following manufacturers' telephone systems:
Comdial Corporation, Fujitsu Business Communication Systems, Inc., Inter-Tel Inc., Lucent Technologies Inc., Mitel Corporation, NEC America, Inc., Nortel Networks Corporation, Siemens AG and Toshiba America Information Systems, Inc.

Application Interface. The SpectraLink Open Application Interface (OAI) enables SpectraLink Wireless Telephones to be used in conjunction with text messaging applications. The OAI allows third-party applications to write to the Wireless Telephone's alphanumeric display, set up calls, and receive user input from the keypad. Applications have been developed for interfacing with email, in-house paging systems, nurse-call systems, and industrial alarm and control systems.

SALES, MARKETING AND CUSTOMER SUPPORT

     Sales and Marketing

SpectraLink sells and supports its systems through direct, distributor and dealer sales forces. This strategy is intended to reduce SpectraLink's dependence on a single channel and to permit broad marketing of the SpectraLink systems.

Direct Sales. As of February 25, 2000, the Company had 71 employees in its direct sales organization. The Company has direct sales offices in the metropolitan areas of Atlanta, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Dallas, Denver, Los Angeles, Milwaukee, New York, Philadelphia, Phoenix, Sacramento, Portland, San Diego, San Francisco, Seattle, Tampa, and Washington, D.C. Late in 1999 the Company also established a sales office in the United Kingdom, in preparation for sales of the NetLink Wireless Telephone System in Europe in the year 2000.

Distributors. SpectraLink distributes the Link WTS product line through a number of telecommunications distributors in the United States and Canada, currently including Alltel Communications, Inc., Alphanet Solutions, Inc., Anixter, ATS Telephone and Data Systems, Inc., Bell Atlantic, BellSouth Communication Systems, CCA Technologies, Comdial Corporation, Executone Information Systems, Inc., Fujitsu Business Communication Systems, GTE Communication Systems, Indyme, Inc., InteCom, Inc, Mitel Telecommunications Systems, Inc., Mobex Communications, Inc., Norstan, Inc., Panasonic Telecommunications Systems Company, SBC Communications, Inc., Siemens Information and Communications Networks, Inc. and Tessco Technologies, Inc. The NetLink WTS product line is distributed through Tech Data Corporation, Telxon Corporation (OEM relationship), and Winncom Technologies, Inc. Each of these companies has a non-exclusive distribution relationship with SpectraLink. The Company does not restrict its distributors from selling in the same geographical areas.

Dealers. SpectraLink has established a dealer network primarily comprised of local phone interconnect companies and two-way radio dealers. SpectraLink dealers have a non-exclusive dealer relationship with SpectraLink. As of February 25, 2000, the Company's dealer network currently was comprised of 129 dealers in 267 locations.

Other Partners. SpectraLink has developed an 802.11-compatible voice prioritization mechanism for the NetLink WTS that can also be implemented in
802.11 access points to improve voice quality by reducing packet-queuing delays. A number of wireless local area network vendors have agreed to implement SpectraLink Voice Priority ("SVP") technology, including: Aironet Wireless Communications, BreezeCOM, Inc., Intermec Technologies Corp., Proxim, Inc., Telxon Corporation and Teklogix, Inc. As of February 25, 2000 these partners were in various stages of completion of their SVP implementations.

In 1999 the Company sold its Link WTS and NetLink WTS primarily in the United States, Canada and Mexico. In the year 2000 SpectraLink will sell its NetLink WTS in Europe, and may consider selling it in other areas of the world that permit 802.11 spread spectrum networks in the 2400-2483 MHz band.

     Customer Support

The Company has established a customer support department dedicated to planning, installing and maintaining SpectraLink systems. Customer support personnel are located at the Company's facilities in Boulder, Atlanta, Charlotte, Chicago and Washington, D.C. Late in 1999, the Company also established a support office in the United Kingdom, in preparation for sales and support of the NetLink Wireless Telephone System in Europe in the year 2000. The customer support department is involved with the customers during early customer contact, the system configuration and installation phases, and the on-going warranty period.

The Wireless Telephones, Base Stations, MCUs, and Telephony Gateways are warranted to be free of defects upon delivery. The Company provides standard warranty coverage at no cost for a limited period of time. Thereafter, the customer support department provides various levels of support, based on the maintenance level selected by the customer.

CUSTOMER DEPENDENCE

While the Company has a diverse customer base it considers its operations to be conducted in one operating segment. SpectraLink derives its revenue principally from the sale, installation, and service of wireless on-premises telephone systems. The following table summarizes the sales to different customer types as a percentage of total sales:

                                            For the Years Ended
                                                 December 31,
                                 ---------------------------------------
  Customer Type                    1999            1998           1997
  -------------                    ----            ----           ----
  Direct Sales                         53%            65%           67%
  Indirect Sales                       32%            23%           25%
  Service Sales                        15%            12%            8%
                                 ---------      ---------     ---------
  Total Sales                         100%           100%          100%
                                 =========      =========     =========


SpectraLink's sales to major customers which individually comprised more than 10% of total net sales for the years ended December 31, 1998 and 1997 are summarized in Footnote 7 in SpectraLink's accompanying notes to the financial statements. During 1999, the Company did not have a customer that comprised more than ten percent of sales.

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

COMPETITION

The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products. The competitive factors affecting the market for the Company's systems include product functionality and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price and the effectiveness of marketing and sales efforts. Most of the Company's competitors have significantly greater financial, technical, research and development, and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider, of telephone systems such as Lucent Technologies, Nortel Networks, or NEC America, all of whom manufacture and sell PBX or key/hybrid systems. Other purchasers may prefer to buy their
802.11 wireless telephone systems from a single source provider of wireless LANs, such as Symbol Technologies, who provides 802.11 wireless application devices, such as bar code scanners, as well as wireless telephones. Because the Company focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone or data communications system. There can be no assurance that the Company will be able to compete successfully in the future.

The Company's product competition falls into four general categories: multi-user cordless telephone products, unlicensed multi-cell systems, licensed multi-cell systems, and wireless LAN-based systems. Single-user cordless telephones are not considered as competing products because of their low user capacity, limited range, and consumer-grade handset design. The Company also does not regard public cellular or PCS services as competitors because of their lack of integration with enterprise telephone systems, inadequate indoor coverage, and usage-based cost structure. Multi-user cordless telephone systems allow multiple handsets to operate in the same area without interference on shared or unique base stations. Some of these systems offer limited hand-off capability to a secondary base station for additional coverage. Available products include the Lucent Technologies TransTalk, Siemens Gigaset, and Mobicel Systems DCTS-900. Unlicensed multi-cell systems are products that offer similar capacity and functionality as SpectraLink's Link WTS. They operate on unlicensed radio spectrum with no airtime charges or licensing requirements. Some of these products are integrated into the host PBX system, allowing the wireless system to share some of the PBX common equipment and administration. Unlicensed multi-cell systems are available from Alcatel, ECI Telecom (formerly Tadiran), Lucent Technologies, NEC America, and Nortel Networks. Licensed multi-cell systems operate on licensed cellular or PCS frequencies, allowing handsets to be used on both the in-building wireless system and the public cellular or PCS network. The in-building network uses low-power base stations connected to the local PBX to allow handsets to operate as local extensions. Licensed systems are available from AG Communication Systems (a subsidiary of Lucent Technologies), Ericsson, and Hughes Network Systems. These systems are marketed in conjunction with the cellular or PCS service provider, and are currently being offered by AT&T Wireless Services, Cellular One Group, and Rogers Cantel. Wireless LAN-based telephone systems use voice-over-IP (VoIP) technology to carry packetized voice information over a standards-based wireless LAN. The Company believes that SpectraLink and Symbol Technologies are the only providers of wireless LAN-based telephone products. In addition, Texlon Corporation provides a hand-held wireless device, the PTC-1800, that is a telephone and bar coding terminal for telephony, messaging, and transaction processing.

The Company considers the existing technologies of overhead and electronic paging, two-way radios and cordless telephones to be competitive factors as well. To the extent such a system is already in use, a potential customer may not be willing or able to make the investment necessary to replace such a system with a SpectraLink Wireless Telephone System. In addition, there may be potential customers who choose one of these other technologies because of cost or their belief that their needs do not require the full functionality provided by a SpectraLink Wireless Telephone System.

PROPRIETARY RIGHTS

The Company's future success depends, in part, upon its proprietary technology. The Company relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect its proprietary rights. As part of these confidentiality procedures, the Company enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. The Company has been awarded nine United States patents in the areas of radio frequency and spread spectrum digital communication, and wireless telephony with various expiration dates, none earlier than 2011. In addition, the Company has one United States patent application pending. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

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

The principal components of SpectraLink's systems are unpopulated printed circuit boards, electronic components, including microprocessors and ASICs, and metal or plastic housings, all of which are purchased from outside vendors. Although alternate suppliers are available for most of the components, qualifying replacement suppliers and receiving components could take several months. Many components are available only from sole source suppliers and embody such parties' proprietary technologies. There can be no assurance that any sole source supplier will continue to provide the required components in sufficient quantities with adequate quality and at acceptable prices. The Company would be adversely affected if, in order to develop alternative suppliers, a redesign of the Company's subassemblies was necessary. Due to competition for parts commonly used by the telecommunications and computer industries, in certain circumstances a part will be placed on allocation. In such case, the Company could see a material adverse effect on its operations, if demand for product considerably exceeds what is anticipated by the Company. The Company does maintain, or requires suppliers to maintain, inventory to allow it to fill customer orders without significant interruption during the period that the Company believes would be required to obtain alternate supplies of many replacement components. However, there can be no assurance that the Company will have sufficient inventory supply to meet every possible contingency. Any shortage or discontinuation of, or manufacturing defect in, the supply of these components would have a material adverse effect on the Company's operations.

From January 1996 until May 1997, the Company manufactured and assembled all of its systems in a leased 11,300 square foot facility located in Boulder, Colorado. In May 1997, the Company moved its manufacturing operation to its new corporate headquarters, a 37,000 square foot leased facility in Boulder, Colorado. In addition, SpectraLink has leased a second facility, a 11,684 square foot facility in Boulder, Colorado. Since the Company relies on these manufacturing facilities, a major catastrophe could result in a prolonged interruption of the Company's business.

RESEARCH AND PRODUCT DEVELOPMENT

The wireless telecommunications industry is subject to rapid technological changes, frequent new product introductions and enhancements, product obsolescence and changes in end-user requirements. The Company believes its future success and ability to compete in the on-premises wireless telephone market are largely dependent upon its ability to augment current product lines and develop, introduce and sell new features and products while maintaining technological competitiveness through the advancement of its core technologies.

As of February 25, 2000, the Company employed 35 people in support of its research and development activities. The Company invested approximately $4,110,000, $3,799,000, and $3,506,000 in 1999, 1998 and 1997, respectively, in research and development. The Company expects to increase its investment in research and development. The inability of the Company to introduce in a timely manner new products or enhancements to existing products that contribute to sales could have a material adverse effect on the Company's business and financial condition.

GOVERNMENT REGULATION

The wireless communications industry, regulated by the Federal Communications Commission (FCC), is subject to changing political, economic and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact the Company's operations.

The 902-928 MHz Band. In 1985, the FCC permitted the use of spread-spectrum technology under Part 15 Rules in the 902-928 MHz band. Part 15 Rules refer to the section of the FCC regulations that permit the use of radio-based systems without requiring the user to obtain an operating license from the FCC. For this reason, Part 15 Rules permit devices to be deployed expediently without the inherent delays associated with the traditional radio equipment licensing procedure. A significant industry has developed around the Part 15 rules for commercial products. The Company's Link Wireless Telephone Systems are all certified by the FCC for unlicensed operation under Part 15 Rules in this band.

In the federal regulatory framework, Part 15 spread spectrum systems are accorded secondary status in the 902-928 MHz band, which means that their operators must accept interference received and correct any interference caused to other systems, even if it requires the operator to cease operating in the band. This status has been modified somewhat by an FCC rule in Docket 93-61, which established an irrebuttable presumption of non-interference in favor of
Part 15 devices that meet certain requirements. The Company believes its Link Wireless Telephone System satisfies these requirements. In addition, the Part 15 rules provide SpectraLink with additional flexibility to resolve interference under certain circumstances.

The 1920-1930 MHz Band. In 1994, the FCC designated a 10 MHz segment from 1920-1930 MHz for isochronous wireless systems such as voice communications. Wireless Telephone equipment that operates in this range falls under Subpart D of the Part 15 Rules.

The 2400-2483 MHz band. The FCC permits the use of spread-spectrum technology under Part 15 Rules in the 2400-2483 MHz band. Part 15 Rules refer to the section of the FCC regulations that permit the use of radio-based systems without requiring the user to obtain an operating license from the FCC. For this reason, Part 15 Rules permit devices to be deployed expediently without the inherent delays associated with the traditional radio equipment licensing procedure. The Company's NetLink Wireless Telephone System is certified by the FCC for unlicensed operation under Part 15 Rules, in this band.

In 1997, the Institute of Electrical and Electronics Engineers ("IEEE") approved an 802.11 specification for a wireless LAN standard operating in the 2400-2483 MHz band. The 802.11 standard specified an "over the air" interface between a wireless client and a base station or access point, as well as among wireless clients. The standard provides interoperability among devices sharing a single wireless LAN infrastructure, including both voice and data devices, thus enabling organizations to provide mobile employees access to both data and telephone applications over a single network. Subsequently, a significant industry has developed around wireless local area networks in this band. The
802.11 specification is a global standard. Each country that supports the standard also has a specific certification process which must be undergone before a product can operate in that country. SpectraLink is involved in a number of international certification processes.

EMPLOYEES

As of February 25, 2000, the Company employed 266 persons, 254 of who were full time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's corporate headquarters and manufacturing, research, and development activities are situated in Boulder, Colorado in one 37,000 square foot leased building at 5755 Central Avenue. In addition, the Company has leased 11,684 square feet of manufacturing and office space at 5744 Central Avenue. The Company also has a leased facility in Boulder, which it previously occupied: approximately 11,300 square feet at 3220 Prairie Avenue, which is subleased through 4/10/00. The length of these leases is as follows: (i) the lease for the 5755 Central Avenue facility runs through June 2005, (ii) the lease for the 5744 Central Avenue, as amended, runs through June 2005, (iii) the lease at 3220 Prairie Avenue runs through November 2000 (with certain renewal options). The Company has short-term leases for its domestic and international sales offices. The Company believes that the combination of its existing facilities together with the availability of additional space for lease in the Boulder and other real estate markets will be adequate to meet its current and foreseeable facilities needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol "SLNK." The following table sets forth for the quarterly periods indicated, the high and low bid prices for the Company's Common Stock as reported by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                         1999                      1998
                                     -------------           --------------
                                     HIGH    LOW             HIGH      LOW
                                   ------   ------         ------     ------
     First quarter                 $5.000   $3.125         $4.500     $2.750
     Second quarter                 5.875    3.063          5.500      3.500
     Third quarter                  7.375    4.125          4.563      2.500
     Fourth quarter                17.750    4.313          3.844      2.063


The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

On March 8, 2000, the Company had approximately 148 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data are qualified by reference to and should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The statement of operations data for the years ended December 31, 1999, 1998, 1997 and the balance sheet data at December 31, 1999 and 1998 are derived from, and are qualified by reference to, the audited Financial Statements and Notes included in Item 8. The statement of operations data for the years ended December 31, 1996 and 1995 and the balance sheet data at December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA:



                                                              YEARS ENDED DECEMBER  31,
                                              --------------------------------------------------------
                                                 1999        1998        1997        1996       1995
                                              ---------   ---------   ---------   ---------  ---------
NET SALES                                     $  41,169   $  35,135   $  27,785   $  21,491  $  16,676
COST OF SALES                                    14,877      14,475      12,767       8,266      8,045
                                               ---------   ---------   ---------   ---------  ---------
    Gross profit                                 26,292      20,660      15,018      13,225      8,631

OPERATING EXPENSES:
    Research and development                      4,110       3,799       3,506       3,073      1,930
    Marketing and selling                        15,060      13,951      11,458       7,073      4,628
    General and administrative                    2,424       2,188       2,154       1,590      1,000
                                               ---------   ---------   ---------   ---------  ---------
        Total operating expenses                 21,594      19,938      17,118      11,736      7,558
                                               ---------   ---------   ---------   ---------  ---------

INCOME (LOSS) FROM OPERATIONS                     4,698         722      (2,100)      1,489      1,073
INVESTMENT INCOME AND OTHER, net                  1,471       1,486       1,536       1,197        163
                                              ---------   ---------   ---------   ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES                 6,169       2,208        (564)      2,686      1,236
INCOME TAX EXPENSE (BENEFIT)                     (1,765)        133          (4)        134         57
                                              ---------   ---------   ---------   ---------  ---------

NET INCOME (LOSS)                             $   7,934   $   2,075   $    (560)  $   2,552  $   1,179
                                              =========   =========   =========   =========  =========

BASIC EARNINGS (LOSS) PER SHARE (Note 2)      $    0.42   $    0.11   $   (0.03)  $    0.18  $    0.32
                                              =========   =========   =========   =========  =========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        18,840      19,230      19,120      14,120      3,700
                                              =========   =========   =========   =========  =========

DILUTED EARNINGS (LOSS) PER SHARE (Note 2)    $    0.41   $    0.11   $   (0.03)  $    0.14  $    0.08
                                              =========   =========   =========   =========  =========

DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING                                    19,500      19,600      19,120      18,560     15,320
                                              =========   =========   =========   =========  =========


                                                          DECEMBER 31,
                                     ----------------------------------------------------
                                       1999       1998       1997        1996       1995
                                     -------    -------    -------     -------    -------
Balance Sheet Data:
Cash and Cash Equivalents            $ 9,604    $ 9,019    $ 5,674     $ 7,334    $ 1,729
Working Capital                       34,933     33,794     27,903      28,813      7,191
Total Assets                          52,695     43,716     41,299      40,464     10,026
Long-Term Debt                            --         --         --          31        437
Total Stockholders' Equity            46,319     38,498     37,426      38,504      8,004

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

BUSINESS DESCRIPTION

SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June 1992, and has subsequently sold approximately 5,000 systems and 100,000 phones. SpectraLink's primary sales efforts are currently focused on home improvement and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing facilities, and corporate offices. SpectraLink sells its systems in the United States, Canada, and Mexico through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. In the future, the Company will sell its NetLink WTS in other countries outside the United States. Effective December 23, 1999, the Company incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of SpectraLink.

Since inception, the Company has expanded considerable effort and resources developing its wireless telephone systems, building its direct and indirect channels of distribution, and managing the effects of rapid growth. This rapid growth has required the Company to significantly increase the scale of its operations, including the hiring of additional personnel in all functional areas, and has resulted in significantly higher operating expenses. The Company anticipates that its operating expenses will continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The inability of the Company to manage additional growth, should it occur, could have a material adverse effect on the Company's business, financial condition and results of operations.

YEARS ENDED DECEMBER 31, 1999 AND 1998

Net Sales. The Company derives its revenue principally from the sale, installation, and service of wireless, on-premises telephone systems. Net sales increased by 17% to $41,169,000 in 1999 from $35,135,000 in 1998. The increase in sales was mainly due to increased sales from dealers and distributors, increased service revenue from maintenance contracts, and increased penetration of commercial markets.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 27% to $26,292,000 in 1999 from $20,660,000 in 1998. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 63.9% in 1999 from 58.8% in 1998. The increase in gross profit margin as a percentage of sales was mainly due to decreased material cost and lower average unit cost that is associated with volume orders.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 8% to $4,110,000 in 1999 from $3,799,000 in 1998, representing 10.0% and 10.8%, respectively, of net sales. The Company expects to maintain its current level of spending on research and development as a percentage of revenue. Research and development expenses in both 1999 and 1998 were associated with new product development, improvements to existing products, and manufacturing process improvements.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 8% to $15,060,000 in 1999 from $13,951,000 in 1998, representing 36.6% and 39.7%, respectively, of net sales. The increase in dollar expense was primarily due to adding sales and marketing personnel to increase sales and market penetration. The decrease in marketing and sales costs as a percentage of sales was the result of economies of scale resulting from increased sales and the increased sales effort in utilizing our reseller channels.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 11% to $2,424,000 in 1999 from $2,188,000 in 1998, representing 5.9% and 6.2%, respectively, of net sales. The increase was primarily associated with the higher volume of production and sales.

Investment Income and Other (Net). Investment income is the result of the Company's investment in money market, investment-grade debt securities, government securities, and corporate bonds. Other income is generated primarily from purchase discounts. There was a nominal change between 1999 and 1998 as the Company's investment balances have remained constant through 1998 and 1999.

Income Tax. The Company's net income tax benefit was $(1,765,000) in 1999 compared to a tax provision of $133,000 in 1998. In 1999, the Company recorded an income tax benefit of $2,641,000 due to the reversal of the valuation allowance on its deferred tax assets, as management believes that it is more likely than not that such tax benefits will be realized. Excluding the income tax benefit, the Company had a tax provision of $876,000 in 1999. The increase in 1999 was due to the Company recording larger accruals for state and federal taxes as the Company generated more taxable income. As of December 31, 1999, the Company had total net operating loss carryforwards of $344,000 and approximately $1,670,000 of research and development and alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities. The tax credit and net operating loss carryforwards expire between 2007 and 2019 and are subject to examination by the tax authorities.

The Company's operating expenses are based in part on its expectations of future sales, and the Company's expense levels are generally determined in advance of sales. The Company currently plans to continue to expand and increase its operating expenses in an effort to generate and support additional future revenue. If sales do not materialize in a quarter as expected, the Company's results of operations for that quarter would be adversely affected. Net income may be disproportionately affected by a reduction of revenues because only a small portion of the Company's operating expenses varies with its revenue.

YEARS ENDED DECEMBER 31, 1998 AND 1997

Net Sales. Net sales increased by 26% to $35,135,000 in 1998 from $27,785,000 in 1997. This increase was predominantly due to the continued growing acceptance of SpectraLink systems in the marketplace and the as expected improvement in reseller channels.

Gross Profit. Gross profit increased by 38% to $20,660,000 in 1998 from $15,018,000 in 1997. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 58.8% in 1998 from 54.1% in 1997. The increase in gross profit margin was primarily due to increased efficiencies in the manufacturing processes, an enhanced reliability and durability of the Company's products resulting in lower warranty expense, and lower material costs. These improvements more than offset lower average unit pricing that is associated with volume orders.

Research and Development. Research and development expenses increased by 8% to $3,799,000 in 1998 from $3,506,000 in 1997, representing 10.8% and 12.6%, respectively, of net sales. Research and development expenses increased in 1998 compared to 1997 due to increased focus on new product development and making improvements to the Company's existing products and manufacturing process improvements.

Marketing and Selling. These expenses increased by 22% to $13,951,000 in 1998 from $11,458,000 in 1997, representing 39.7% and 41.2%, respectively, of net sales. The increase in dollar expense was primarily due to adding sales and marketing personnel to increase sales and market penetration.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of December 31, 1999 the Company had $28,491,000 of cash, cash equivalents and investments in marketable securities.

During 1999, the Company generated cash from operations of $4,767,000 which was a direct result of net income of $7,934,000, which was reduced by changes in the Company's deferred tax assets, and increases in accounts receivable, inventory and other assets.

Investing activities used cash of $3,553,000 consisting primarily of purchases and maturities of investments and purchases of property and equipment of $841,000. The Company expects capital expenditures in 2000 to be consistent with the expenditures in 1999.

The Company used $629,000 of cash in financing activities during 1999. On October 25, 1999, November 11, 1998 and February 26, 1997, the Board of Directors authorized SpectraLink to buy back up to 1,000,000, 1,000,000 and 500,000 shares of the common stock, respectively. As of December 31, 1999, the Company had purchased 1,393,822 shares of common stock at an aggregate purchase price of $5,090,000 including $2,347,000 used in 1999. The use of cash to repurchase common stock was offset by proceeds of $1,718,000 received from exercises of stock options and issuing common stock through the employee stock purchase plan.

As of December 31, 1999, the Company had working capital of $34,933,000 compared to $33,794,000 at December 31, 1998. The increase in working capital occurred primarily from cash flows from operations, offset by investments in long term marketable securities and the repurchase of common stock. As of December 31, 1999, the Company's current ratio (ratio of current assets to current liabilities) was 6.7:1, compared with a current ratio of 7.7:1 as of December 31, 1998.

The Company believes that its current cash, cash equivalents and investments (including investments in government securities with maturities greater than one year and therefore classified as long-term assets), and cash generated from operations will be sufficient, based on the Company's presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for the foreseeable future. There can be no assurance, however, that the Company will not require additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If issuing equity securities raises additional funds, further dilution to the existing stockholders will result.

THE YEAR 2000

Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems that accepted only two digit entries needed to be upgraded in order to accept dates beginning January 1, 2000. SpectraLink did not experience any date-related problems with its systems. In addition, the Company has not been made aware of, nor has experienced, date-related problems with any third-party software. The Company does not believe that it will incur material costs in the future because of date-related problems.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 and No. 137

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

Staff Accounting Bulletin No. 101

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. SpectraLink does not expect the adoption of SAB 101 to have a material effect on the Company's financial statements; however, the final evaluation of SAB 101 is not yet complete.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of December 31, 1999, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

As part of the Company's cash management strategy, at December 31, 1999, SpectraLink had short-term investments of $10,938,000 and long-term investments of $7,949,000 consisting mainly of U.S. Treasury and government agency securities and corporate debt securities. SpectraLink has the intent and the ability to hold these investments to maturity and thus have classified these investments, which are stated at amortized cost as "held-to-maturity". The Company has completed a market risk sensitivity analysis of these investments based on an assumed 1% increase in interest rates. If market interest rates had increased 1% during the year ended December 31, 1999 SpectraLink would have experienced an unrealized loss of approximately $300,000 on these investments. This is only an estimate. Any actual loss due to an increase in interest rates could differ from this estimate.

                                      OTHER

Certain statements in this Annual Report on Form 10-K, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,

     o the failure of the market for on-premises wireless telephone systems to grow or to grow as quickly as the Company anticipates,
     o the intensely competitive nature of the wireless communications industry, and a customer preference to buy all telephone communications systems from a single source provider that manufactures and sells PBX or key/hybrid systems. Other purchasers may prefer to buy their 802.11 wireless telephone communications systems from a single source provider of wireless LANs such as Symbol Technologies, who provides 802.11 wireless application devices, such as bar code scanners, as well as wireless telephones. Because the Company focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone or data communications system,
     o the ability of the Company and its resellers to develop and execute effective marketing and sales strategies,
     o the Company's reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process,
     o the risk of business interruption arising from the Company's dependence on a single manufacturing facility,
     o the Company's ability to manage potential expansion of operations in the U.S. and internationally,
     o the Company's ability to attract and retain personnel, including key technical and management personnel,
     o the Company's ability to respond to rapid technological changes within the on-premises wireless telephone industry,
     o   the Company's reliance on a limited number of significant customers,
     o   changes in rules and regulations of the FCC,
     o   the Company's ability to protect its intellectual property rights,
     o the assertion of intellectual property infringement claims against the Company,
     o changes in economic and business conditions affecting the Company's customers,
     o a lower than anticipated rate of adoption of the 802.11 standard in international markets,
     o the Company's reliance on its 802.11 technology partners to continue to provide the wireless local area network for the Company's NetLink product, and to provide access points which support SpectraLink Voice Priority,
     o the homologation process for its NetLink product for use in countries that support the 802.11 standard,
     o   other factors over which the Company has little or no control and

     o potential fluctuations in the Company's future operating results. The Company has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include (a) fluctuating market demand for, and declines in the average selling prices of, the Company's products, (b) the timing of and delay of significant orders from customers and (c) seasonality in demand. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In addition, due to the timing of orders from customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to the Company's business, the price of the Company's common stock would likely be materially adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       ----
Report of Arthur Andersen LLP, Independent Public Accountants                                           F-1
Balance Sheets as of December 31, 1999 and 1998                                                         F-2
Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997                           F-3
Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997                 F-4
Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997                           F-5
Notes to Financial Statements                                                                           F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SpectraLink Corporation:

         We have audited the accompanying balance sheets of SPECTRALINK CORPORATION (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectraLink Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


/s/  ARTHUR ANDERSEN LLP

Denver, Colorado,
January 28, 2000

                             SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                    As of December 31,
                                                                                 -----------------------
                                                                                    1999          1998
                                                                                 --------       --------
                                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  9,604       $  9,019
   Short-term investments in marketable securities                                 10,938         13,903
   Trade accounts receivable, net of allowance of
     $352 and $355, respectively                                                   11,734         10,170
   Inventory                                                                        5,191          5,123
   Deferred income taxes - current portion                                          1,973             --
   Other                                                                            1,632            607
                                                                                 --------       --------
     Total current assets                                                          41,072         38,822
                                                                                 --------       --------

INVESTMENTS IN MARKETABLE SECURITIES                                                7,949          1,993

PROPERTY AND EQUIPMENT, at cost:
   Furniture and fixtures                                                           1,329          1,330
   Equipment                                                                        4,741          4,247
   Leasehold improvements                                                             718            638
                                                                                 --------       --------
                                                                                    6,788          6,215
   Less - Accumulated depreciation                                                 (4,384)        (3,435)
                                                                                 --------       --------
     Net property and equipment                                                     2,404          2,780
   DEFERRED INCOME TAXES - NON CURRENT                                                668             --
   OTHER                                                                              602            121
                                                                                 --------       --------
     TOTAL ASSETS                                                                $ 52,695       $ 43,716
                                                                                 ========       ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $  1,403       $    820
   Accrued payroll, commissions, and employee benefits                              1,948          1,345
   Accrued sales and use tax                                                          288            332
   Accrued warranty expenses                                                          291            398
   Other accrued expenses                                                             273            262
   Deferred revenue                                                                 1,936          1,871
                                                                                 --------       --------
     Total current liabilities                                                      6,139          5,028
LONG-TERM LIABILITIES                                                                 237            190
                                                                                 --------       --------
     TOTAL LIABILITIES                                                              6,376          5,218
                                                                                 --------       --------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (Note 3):
   Common stock, $.01 par value; 50,000 shares authorized; 20,457 and
     19,837 shares issued, respectively, and 19,063 and 18,951 outstanding,
     respectively                                                                     204            198
   Preferred Stock, 5,000 shares authorized, none issued and outstanding
   Additional paid-in capital                                                      51,743         49,515
   Accumulated deficit                                                               (538)        (8,472)
   Treasury stock, at cost                                                         (5,090)        (2,743)
                                                                                 --------       --------
     TOTAL STOCKHOLDERS' EQUITY                                                    46,319         38,498
                                                                                 --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 52,695      $  43,716
                                                                                 ========      =========


       The accompanying notes to financial statements are an integral part of these balance sheets.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                      1999               1998                 1997
                                                                  -----------        ------------          ----------

 NET SALES                                                        $    41,169        $     35,135          $   27,785
 COST OF SALES                                                         14,877              14,475              12,767
                                                                  -----------        ------------          ----------
     Gross profit                                                      26,292              20,660              15,018

 OPERATING EXPENSES:
     Research and development                                           4,110               3,799               3,506
     Marketing and selling                                             15,060              13,951              11,458
     General and administrative                                         2,424               2,188               2,154
                                                                  -----------        ------------          ----------
         Total operating expenses                                      21,594              19,938              17,118
                                                                  -----------        ------------          ----------

 INCOME (LOSS) FROM OPERATIONS                                          4,698                 722              (2,100)
 INVESTMENT INCOME AND OTHER, net                                       1,471               1,486               1,536
                                                                  -----------        ------------          ----------
 INCOME (LOSS) BEFORE INCOME TAXES                                      6,169               2,208                (564)
 INCOME TAX EXPENSE (BENEFIT)                                          (1,765)                133                  (4)
                                                                  -----------        ------------          ----------

 NET INCOME (LOSS)                                                $     7,934        $      2,075          $     (560)
                                                                  ===========        ============          ==========

 BASIC EARNINGS (LOSS) PER SHARE (Note 2)                         $      0.42        $       0.11          $    (0.03)
                                                                  ===========        ============          ==========

 BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                             18,840              19,230              19,120
                                                                  ===========        ============          ==========

 DILUTED EARNINGS (LOSS) PER SHARE (Note 2)                       $      0.41        $       0.11          $    (0.03)
                                                                  ===========        ============          ==========

 DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                           19,500              19,600              19,120
                                                                  ===========        ============          ==========

       The accompanying notes to financial statements are an integral part of these statements.

                             SPECTRALINK CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)



                                               Common Stock                Treasury Stock       Additional
                                          ----------------------        ---------------------     Paid-in       Accumulated
                                           Shares         Amount         Shares       Amount      Capital          Deficit
                                          --------        ------        -------     ---------   ----------      -----------
BALANCES, DECEMBER 31, 1996                 19,145        $  191            --      $      --   $   48,300      $    (9,987)
Exercise of common stock options                76             1            --             --           43               --
Proceeds from sales of common stock
  pursuant to Employee Stock Purchase
  Plan                                         198             2            --             --          460               --
Net loss                                        --            --            --             --           --             (560)
Purchase of treasury stock                      --            --          (289)        (1,024)          --               --
                                          --------        ------        -------     ---------   ----------      -----------
BALANCES, DECEMBER 31, 1997                 19,419           194          (289)        (1,024)      48,803          (10,547)
Exercise of common stock options               218             3             --            --          175               --
Proceeds from sales of common
  stock pursuant to Employee
  Stock Purchase Plan                          200             1             --            --          537               --
Net income                                      --            --             --            --           --            2,075
Purchase of treasury stock                      --            --           (597)       (1,719)          --               --
                                          --------        ------        -------     ---------   ----------      -----------
BALANCES, DECEMBER 31, 1998                 19,837           198           (886)       (2,743)      49,515           (8,472)
Exercise of common stock options               479             5             --            --        1,206               --
Proceeds from sales of common
  stock pursuant to Employee
  Stock Purchase Plan                          141             1             --            --          506               --
Income tax benefit from exercise
  of stock options                              --            --             --            --          516               --
Net income                                      --            --             --            --           --            7,934
Purchase of treasury stock                      --            --           (508)       (2,347)          --               --
                                          --------        ------        -------     ---------   ----------      -----------
BALANCES, DECEMBER 31, 1999                 20,457        $  204         (1,394)    $  (5,090)  $   51,743       $     (538)
                                          ========        ======        =======     =========   ==========       ==========



       The accompanying notes to financial statements are an integral part of these statements.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                           1999            1998            1997
                                                                        ----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $    7,934     $     2,075     $      (560)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                           1,196           1,083             978
     Provision for bad debts                                                    72              11              58
     Provision for excess and obsolete inventory                               177             127             144
     Amortization of discount on investments in securities                    (263)           (109)            (48)
     Loss on disposal of assets                                                  5              --              21
     Deferred income taxes                                                  (2,641)             --              --
   Changes in assets and liabilities --
     Increase in trade accounts receivable, net                             (1,636)         (2,510)         (3,336)
     Increase in inventory                                                    (245)           (483)         (1,276)
     Increase in other assets                                               (1,506)            (93)           (130)
     Increase in accounts payable                                              583             328             134
     Increase in other accrued liabilities and deferred revenue              1,091           1,017           1,810
                                                                        ----------     -----------     -----------
       Net cash provided by (used in) operating activities                   4,767           1,446          (2,205)
                                                                        ----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                      (841)         (1,240)         (2,008)
     Proceeds from disposal of property and equipment                           16               5               2
     Purchases of investments in marketable securities                     (20,728)        (10,863)        (16,900)
     Maturity of investments in marketable securities                       18,000          15,000          20,000
                                                                        ----------     -----------     -----------
       Net cash provided by (used in) investing activities                  (3,553)          2,902           1,094
                                                                        ----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                                      --              --             (31)
     Purchases of treasury stock                                            (2,347)         (1,719)         (1,024)
     Proceeds from exercises of common stock options                         1,211             176              44
     Proceeds from issuances of common stock                                   507             540             462
                                                                        ----------     -----------     -----------
       Net cash used in financing activities                                  (629)         (1,003)           (549)
                                                                        ----------     -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               585           3,345          (1,660)
CASH AND CASH EQUIVALENTS, beginning of year                                 9,019           5,674           7,334
                                                                        ----------     -----------     -----------
CASH AND CASH EQUIVALENTS, end of year                                  $    9,604     $     9,019     $     5,674
                                                                        ==========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                               $       --     $        --     $         1
                                                                        ==========     ===========     ===========
   Cash paid for income taxes                                           $      343     $        15     $        28
                                                                        ==========     ===========     ===========

NONCASH FINANCING ACTIVITIES:
   Income tax benefit from the exercise of stock options                $      516     $        --     $        --
                                                                        ==========     ===========     ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements

                             SPECTRALINK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(1)  ORGANIZATION AND BUSINESS

SpectraLink Corporation ("SpectraLink" or the "Company") was incorporated in Colorado on April 24, 1990, and was reincorporated in Delaware on March 1, 1996. Effective December 23, 1999, the Company incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of SpectraLink Corporation. SpectraLink designs, manufactures and sells on-premises wireless telephone systems to customers in the United States that complement existing telephone systems by providing mobile communications in a building or campus environment. The SpectraLink Wireless Telephone System increases the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace.

(2)  SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

The accompanying financial statements reflect the consolidated results of SpectraLink Corporation and SpectraLink International Corporation. There have been no significant intercompany transactions to date.

         Cash and Equivalents

The Company considers all highly liquid instruments purchased with original maturity dates of 90 days or less to be cash equivalents.

          Investments in Marketable Securities

The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." ("SFAS No. 115"). Investments in marketable securities consist of U.S. Government or U.S. Government Agency notes as well as corporate commercial paper. The Company has both the intent and ability to hold these investments to maturity and thus classifies these investments as held-to-maturity securities. As such, these investments are stated at amortized cost at December 31, 1999 and 1998. The following is a summary of held-to-maturity investments as of December 31, 1999 and 1998.


                                                                                     AS OF DECEMBER 31,
                                                                             -------------------------------
                                                                                1999                 1998
                                                                             ---------             ---------
                                                                                      (IN THOUSANDS)
Commercial Paper:
         Fair value                                                          $   2,919             $   1,954
         Gross unrealized holding losses                                            27                     1
                                                                             ---------             ---------
         Amortized cost                                                      $   2,946             $   1,955
                                                                             =========             =========
U.S. Government and Agency Obligations:
         Fair value                                                          $  13,868             $  13,981
         Gross unrealized holding gains                                             --                   (41)
         Gross unrealized holding losses                                            73                     1
                                                                             ---------             ---------
         Amortized cost                                                      $  13,941             $  13,941
                                                                             =========             =========
Corporate Bonds:
         Fair value                                                          $   1,993             $      --
         Gross unrealized holding losses                                             7                    --
                                                                             ---------             ---------
         Amortized cost                                                      $   2,000             $      --
                                                                             =========             =========


No investments were sold prior to maturity in 1999 or 1998. The contractual maturity of the held-to-maturity investments as of December 31, 1999 ranges from one month to two years.

         Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable debt securities. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are creditworthy. Accordingly, the Company may be exposed to credit risk generally associated with healthcare and retail companies. The Company established an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

         Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, investments in marketable securities and trade receivables and payables. The carrying values of the cash equivalents, short-term investments, trade receivables and payables approximate their fair values.

         Inventory

Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory at December 31, 1999 and 1998 consists of the following:

                                           1999                  1998
                                        ---------             ---------
                                                 (IN THOUSANDS)
 Raw materials                          $   2,355             $   2,715
 Work in progress                               3                     3
 Finished goods                             2,833                 2,405
                                        ---------             ---------
                                        $   5,191             $   5,123
                                        =========             =========


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

         Revenue Recognition

Sales revenue is recorded on transfer of title, which is generally upon shipment of product. Revenue from installation is deferred and recognized when the services are performed. Maintenance revenue is deferred and recognized over the term of the maintenance agreement.

         Income Taxes

Deferred income tax assets and liabilities are recorded for the expected future income tax consequences based on enacted tax laws of temporary differences between the financial reporting and tax bases of assets, liabilities and operating loss and tax credit carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for that period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets may be reduced, if deemed necessary based on a judgmental assessment of available evidence, by a valuation allowance for the amount of any tax benefits which are more likely, based on current circumstances, not expected to be realized (see Note 4).

         Earnings (Loss) per Share

The Company presents basic and diluted earnings or loss per share in accordance with Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of the weighted average number of common shares outstanding and if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. A reconciliation of the numerators and denominators used in computing earnings
(loss) per share is as follows:

                                                               Years Ended December 31,
                                                      (In thousands, except per share amounts)
                                -------------------------------------------------------------------------------------
                                          1999                          1998                          1997
                                --------------------------    -------------------------    --------------------------
                                  Net                Per        Net                Per      Net                  Per
                                Income    Shares    Share     Income    Shares    Share    Loss      Shares     Share
                                ------    ------    ------    ------    ------   ------    -----     ------    ------
Basic EPS---                    $7,934    18,840    $ 0.42    $2,075    19,230   $ 0.11    $(560)    19,120    $(0.03)
Effect of dilutive securities:
Stock purchase plan                 --        50        --        --        54       --       --         --        --
Stock options outstanding           --       610        --        --       316       --       --         --        --
                                ------    ------    ------    ------    ------   ------    -----     ------    ------
Diluted EPS---                  $7,934    19,500    $ 0.41    $2,075    19,600   $ 0.11    $(560)    19,120    $(0.03)
                                ======    ======    ======    ======    ======   ======    ======    ======    ======

Assumed exercise of stock options for approximately 610,000 shares were not included in the calculation for diluted EPS in 1997 as they would have been anti-dilutive because of the loss in that year.

         Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

         Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 1999 and for the cumulative period from inception, the Company has not had any transactions that are required to be reported as adjustments to determine comprehensive income (loss).

         Reportable Segments

Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," establishes standards for the reporting of information about operating segments. Since its inception, the Company has conducted its operations in one operating segment.

         New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments and hedging activity. SFAS 133 requires recognition of all derivative instruments on the balance sheets as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. The Company is currently assessing the effect of adopting SFAS 133 on its financial statements and plans to adopt the statement on January 1, 2001.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the adoption of SAB 101 to have a material effect on its financial statements; however, the final evaluation of SAB 101 is not yet complete.

         Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(3) STOCKHOLDERS' EQUITY

         Stock Option Plan

Effective June 7, 1990, the Company adopted a Stock Option Plan (the "Plan") to provide key employees, consultants, and directors options to purchase up to 4,000,000 shares of common stock of the Company, as amended.

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

A summary of activity of the Plan for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                     Non-Qualified Stock Options            Incentive Stock Options
                                 ----------------------------------   ----------------------------------
                                                   Weighted Average                     Weighted Average
                                 Number of Shares   Exercise Price    Number of Shares   Exercise Price
                                 ----------------  ----------------   ----------------  ----------------
                                                (In thousands, except per share amounts)
Outstanding at
  December 31, 1996                     112            $   3.29             1,159          $   2.29
    Granted                             253                3.90               514              3.85
    Canceled                             (3)               3.75              (145)             3.83
    Exercised                            --                  --               (76)              .59
                                       ----            --------            ------          --------
Outstanding at
  December 31, 1997                     362                3.71             1,452              2.77
    Granted                             163                3.95               261              3.62
    Canceled                             --                 --                (99)             4.57
    Exercised                            --                 --               (218)              .80
                                       ----            --------            ------          --------
Outstanding at
  December 31, 1998                     525                3.79             1,396              3.11
                                       ----            --------            ------          --------
    Granted                             294                4.36               454              4.76
    Canceled                            (53)               4.00              (183)             3.96
    Exercised                           (75)               3.54              (404)             2.33
                                       ----            --------            ------          --------
Outstanding at
  December 31, 1999                     691            $   4.04             1,263          $   3.97
                                       ====            ========            ======          ========
Exercisable at
  December 31, 1999                     293            $   3.78               581          $   3.19
                                       ====            ========            ======          ========

                                                                                1999        1998        1997
                                                                                ----        ----        ----
Weighted average fair value of options granted during the year,
  pursuant to SFAS 123                                                         $4.22        $1.93       $2.08

A summary of additional information related to the options outstanding as of December 31, 1999 is as follows:

                                        Options Outstanding                              Options Exercisable
                         -----------------------------------------------------      ---------------------------------
                                 Number            Weighted                                 Number
                         Outstanding at             Average           Weighted         Exercisable           Weighted
Range of                       12/31/99           Remaining            Average         at 12/31/99            Average
Exercise Prices          (In thousands)    Contractual Life     Exercise Price      (In thousands)     Exercise Price
---------------          --------------    ----------------     --------------      --------------     --------------
$0.20 - $2.94                       238           3.6 years              $1.69                 177              $1.53
$3.00 - $3.30                       238           2.8 years              $3.15                 221              $3.16
$3.31 - $3.56                       203           7.1 years              $3.52                  15              $3.45
$3.63 - $3.69                       155           6.2 years              $3.63                  73              $3.63
$3.75                               224           5.8 years              $3.75                  97              $3.75
$3.81 - $3.94                        21           5.4 years              $3.83                  11              $3.82
$4.00                               303           5.3 years              $4.00                 224              $4.00
$4.13 - $4.56                       234           7.2 years              $4.32                   8              $4.23
$4.69 - $5.00                       201           7.4 years              $4.88                   2              $4.69
$5.13 - $9.63                       137           6.5 years              $7.29                  46              $7.13
                                  -----                                                        ---
Total                             1,954           5.7 years              $3.90                 874              $3.39
                                  =====                                                        ===

For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.23%, 5.51% and 6.1%; no expected dividend yields; expected lives of 3.8 years, 3.8 years and 3.8 years; and expected volatility of 124%, 65%, and 68%.

         Employee Stock Purchase Plan

In December 1996, the Board of Directors of the Company amended the Stock Purchase Plan to increase the authorized shares available for issue to 500,000 shares, which was approved by shareholders in May 1997. Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the Stock Purchase Plan if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date or termination date of each offering period (usually six months). Under the Stock Purchase Plan, the Company sold to employee's 140,772 shares in 1999, 200,111 shares in 1998, and 198,348 shares in 1997. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997: no dividend yield; an expected life of six months; expected volatility of 124%, 65% and 68% respectively; and a risk-free interest rate of 5.04%, 5.22% and 5.13%, respectively. The weighted average fair value of the right to purchase those shares in 1999, 1998 and 1997 was $2.10, $1.14 and $0.95 per share, respectively.

         Pro Forma Disclosure of Stock-Based Compensation

Using these assumptions, the fair value of the stock options granted in 1999, 1998 and 1997 was approximately $3,159,000, $819,000 and $1,596,000, respectively, which would be amortized as compensation expense over the graded vesting period of the options. Pro forma stock-based compensation expense for stock options, net of the effect of forfeitures, was $796,000, $894,000 and $721,000 in 1999, 1998 and 1997, respectively, and for the Stock Purchase Plan was $295,000, $214,000 and $189,000 in 1999, 1998 and 1997, respectively. If compensation cost had been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income (loss) and diluted earnings
(loss) per share would have been reduced (increased) to the following pro forma amounts:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                         1999                  1998                1997
                                                       --------              ---------           --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
   As reported                                         $  7,934              $   2,075           $   (560)
   Pro forma                                           $  7,258              $   1,388           $ (1,470)

Diluted earnings (loss) per share:
   As reported                                         $   0.41              $    0.11           $  (0.03)
   Pro forma                                           $   0.37              $    0.07           $  (0.08)

Weighted average shares used to calculate pro forma diluted earnings (loss) per share were determined as described in Note 2.

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(4) INCOME TAXES

The expense (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                 1999              1998             1997
                                                                -------           ------           -------
                                                                               (IN THOUSANDS)
Current provision-
   Federal                                                      $   672           $   49           $    --
   State                                                            204               84                (4)
                                                                -------           ------           -------
                                                                    876              133                (4)
                                                                -------           ------           -------
Deferred provision-
   Federal                                                        1,462              248              (279)
   State                                                            143               24               (27)
                                                                -------           ------           -------
                                                                  1,605              272              (306)
   Increase (reduction) of valuation allowance                   (4,246)            (272)              306
                                                                -------           ------           -------
                                                                 (2,641)              --                --
                                                                -------           ------           -------
         Income tax expense (benefit)                           $(1,765)          $  133           $    (4)
                                                                =======           ======           =======


The following reconciles the Company's effective tax expense (benefit) to the federal statutory expense (benefit) for the years ended December 31, 1999, 1998 and 1997:

                                                                           YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                 1999              1998             1997
                                                                -------           ------           -------
                                                                               (IN THOUSANDS)
Income tax expense (benefit) per federal statutory
  rate (34%)                                                    $ 2,097           $  751           $  (192)
State income taxes                                                  204               84               (22)
Permanent differences and other                                     124             (179)              (96)
Income tax credits and tax return true-ups                           56             (251)               --
Increase (reduction) of valuation allowance                      (4,246)            (272)              306
                                                                -------           ------           -------
                                                                $(1,765)          $  133           $    (4)
                                                                =======           ======           =======


For federal income tax reporting purposes, at December 31, 1999, the Company has approximately $344,000 of net operating loss carryforwards, approximately $1,436,000 of research and development tax credit carryforwards and approximately $234,000 of alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities, respectively. The tax credit and net operating loss carryforwards expire between 2007 and 2019 and are subject to examination by the tax authorities.

The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryovers available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

The Company's deferred income taxes are summarized as follows:

                                                                    AS OF DECEMBER 31,
                                                                 -----------------------
                                                                  1999            1998
                                                                 -------         -------
                                                                      (IN THOUSANDS)
Current deferred tax assets (liabilities)--
   Warranty reserve                                              $   111         $   151
   Allowance for uncollectible accounts                              134             142
   Inventory reserve                                                  90             144
   Accrued vacation                                                  180             200
   Net operating loss carryforward                                   131              --
   Tax credit carryforward                                         1,224              --
   Other accrued liabilities                                         103              87
   Less--Valuation allowance                                          --            (724)
Long-term deferred tax assets (liabilities)--
   Depreciation                                                      328             282
   Capital leases                                                   (106)           (106)
   Net operating loss carryforward                                    --           2,048
   Tax credit carryforwards                                          446           1,298
   Less--Valuation allowance                                          --          (3,522)
                                                                 -------         -------
                                                                 $ 2,641         $    --
                                                                 =======         =======


During 1999, the Company eliminated the valuation allowance against its deferred tax assets, as management believes that it is more likely than not that such tax benefits will be realized.

(5)  RELATED PARTIES

The Company rented office space, on a month-to-month basis, from an affiliated company owned by one of the Company's shareholders. Total rent paid to related parties was approximately $72,000 for the year ended December 31, 1997. This rental agreement ended December 31, 1997.

(6)  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain research and office equipment under noncancelable operating lease agreements. Minimum future annual lease payments under these leases as of December 31,1999, are as follows:

                                                   (IN THOUSANDS)
                                                   --------------
         2000                                          $   949
         2001                                              840
         2002                                              817
         2003                                              813
         2004                                              773
         Thereafter                                        380
                                                       -------
                                                       $ 4,572
                                                       =======

Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $1,346,000, $1,080,000 and $995,000, respectively.

(7)  MAJOR CUSTOMERS

The Company's sales to major customers, which individually comprised more than 10% of total net sales for the years ended December 31, 1998 and 1997, are as follows:

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
                                         1998             1997
                                       -------          -------
Customer A                                17%               9%
Customer B                                 5%              11%
Customer C                                 3%              11%
                                        -----            -----
                                          25%              31%
                                        =====            =====

The Company did not have any customers which individually comprised more than 10% of total sales for the year ended December 31, 1999.

The Company's accounts receivable balances from customers in excess of 10% of the net trade accounts receivable balance consisted of no customers for the years ended December 31, 1999 and 1998 and one customer with an accounts receivable balance of approximately 12% as of December 31, 1997.

(8)  RETIREMENT PLAN

The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers all eligible employees who have completed one month of service, as defined in the 401(k) Plan, and are age 18 or older. Participants may defer from 2% to 15% of their compensation, as defined, up to a maximum limit determined by law. Participants are always fully vested in their contributions.

The Company may make discretionary matching contributions up to a maximum of 6% of each participant's compensation. Additionally, the Company may make discretionary contributions to eligible employees in proportion to the employee's compensation and unrelated to any employee contributions. Vesting in the Company's discretionary contributions is based on years of service, with a participant fully vested after four years of credited service. The Company has not made any contributions to the 401(k) Plan for the years ended December 31, 1999, 1998, and 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on or about May 24, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on or about May 24, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on or about May 24, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on or about May 24, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)      (1) Financial Statements

         The financial statements filed as part of this report are listed on the Index to Financial Statements on page 15.

         (2) Financial Statement Schedules.

         All financial statement schedules have been omitted because they are not required, are not applicable, or the information is included in the Financial Statements, or notes thereto.

         (3) Exhibits.

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

          4.1           Specimen Common Stock Certificate.(1)

          10.1          SpectraLink Corporation Stock Option Plan, as amended.(1)

          10.2          Form of Incentive Stock Option Agreement under the Company's Stock Option Plan.(1)

          10.3          Form of Non-Qualified Stock Option Agreement under the Company's Stock Option
                        Plan.(1)

    Exhibit Number                     Description
    --------------                     -----------
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

          10.7          Form of Consultant Non-Disclosure Agreement used between the Company and consultants.(1)

          10.8          Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

          10.9          Sublease Agreement dated May 1, 1990, between Incubix, Inc. and the Company.(1)

          10.10         Lease agreement dated October 17, 1996 between the Company and Flatiron Park
                        Company.(2)

          10.11         Lease agreement dated February 26, 1998, as amended January 8, 1999, between the
                        Company and Flatiron Park Company.(3)

          21.1          Subsidiaries of the Company.*

          23.1          Consent of Arthur Andersen LLP.*

          27            Financial Data Schedule.*

---------------
 *  Filed herewith.

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1999.

SpectraLink and the SpectraLink logo are registered trademarks of SpectraLink Corporation. Link Wireless Telephone System , NetLink Wireless Telephone System and Wireless@work are trademarks of SpectraLink Corporation. All other trademarks mentioned herein are the property of their respective owners.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

By:   /s/   BRUCE M. HOLLAND
   --------------------------------
            Bruce M. Holland,
            President

Date: March 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                                Title                                 Date
         ----------                                -----                                 ----
/s/  BRUCE M. HOLLAND                       Principal Executive Officer             March 24, 2000
---------------------------------------       and Director
     Bruce M. Holland


/s/  NANCY K HAMILTON                       Principal Financial Officer             March 24, 2000
---------------------------------------       and Principal Accounting Officer
     Nancy K. Hamilton


/s/  CARL D. CARMAN                         Director                                March 24, 2000
---------------------------------------
     Carl D. Carman

/s/  ANTHONY V. CAROLLO, JR.                Director                                March 24, 2000
---------------------------------------
     Anthony V. Carollo, Jr.


/s/  BURTON J. MCMURTRY                     Director                                March 24, 2000
---------------------------------------
     Burton J. McMurtry

/s/  F. GIBSON MYERS, JR.                   Director                                March 24, 2000
---------------------------------------
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

          10.7          Form of Consultant Non-Disclosure Agreement used between the Company and consultants.(1)

          10.8          Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

          10.9          Sublease Agreement dated May 1, 1990, between Incubix, Inc. and the Company.(1)

          10.10         Lease agreement dated October 17, 1996 between the Company and Flatiron Park
                        Company. (2)

          10.11         Lease agreement dated February 26, 1998, as amended January 8, 1999, between the
                        Company and Flatiron Park Company.(3)

          21.1          Subsidiaries of the Company.*

          23.1          Consent of Arthur Andersen LLP.*

          27            Financial Data Schedule.*

---------------
 *  Filed herewith.

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.