Form 10-Q
period 2000-03-31
SPECTRALINK CORP
filed 2000-05-03
CIK 894268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

                                       or

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                         Commission file number 0-28180

                             SPECTRALINK CORPORATION
               (Exact name of registrant as specified in charter)

            Delaware                                           84-1141188
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification Number)

5755 Central Avenue, Boulder, Colorado                          80301-2848
(Address of principal executive office)                         (Zip code)

                                  303-440-5330
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Applicable only to corporate issuers:
As of March 31, 2000 there were outstanding 19,272,986 shares of SpectraLink Corporation Common Stock - par value $.01.

                             SPECTRALINK CORPORATION
                                      INDEX

Part I            Financial Information                                                Page

     Item 1       Financial Statements

                  Balance Sheets at
                  March 31, 2000 (Unaudited) and December 31, 1999                       3

                  Statements of Income
                  Three months ended March 31, 2000 and 1999 (Unaudited)                 4

                  Statements of Cash Flows
                  Three months ended March 31, 2000 and 1999 (Unaudited)                 5

                  Notes to Financial Statements (Unaudited)                              6

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                  8

Part II           Other Information

     Item 6       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                        27 Financial Data Schedule

                  (b) Form 8-K
                        None

                             SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                March 31,      December 31,
                                                                                  2000             1999
                                                                               -----------     ------------
                                                                               (Unaudited)
                                       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                   $ 11,661        $  9,604
     Short-term investments in marketable securities                                9,976          10,938
     Trade accounts receivable, net of allowance of  $299 and $352,
     respectively                                                                  12,563          11,734
     Inventory (Note 2)                                                             5,671           5,191
     Deferred income taxes - current portion                                        1,973           1,973
     Other                                                                          1,485           1,632
                                                                                 --------        --------
         Total current assets                                                      43,329          41,072
                                                                                 ========        ========

INVESTMENT IN MARKETABLE SECURITIES                                                 7,943           7,949

PROPERTY AND EQUIPMENT, at cost:
     Furniture and fixtures                                                         1,344           1,329
     Equipment                                                                      4,832           4,741
     Leasehold improvements                                                           720             718
                                                                                 --------        --------
                                                                                    6,896           6,788
     Less - Accumulated depreciation                                               (4,644)         (4,384)
                                                                                 --------        --------
         Net Property and equipment                                                 2,252           2,404
DEFERRED INCOME TAXES - NON CURRENT                                                   668             668
OTHER                                                                                 496             602
                                                                                 --------        --------
         TOTAL ASSETS                                                            $ 54,688        $ 52,695
                                                                                 ========        ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                 $  1,140        $  1,403
     Accrued payroll, commissions, and employee benefits                            1,535           1,948
     Accrued sales and use taxes                                                      168             288
     Accrued warranty expenses                                                        323             291
     Other accrued expenses                                                           260             273
     Deferred revenue                                                               2,506           1,936
                                                                                 --------        --------
         Total current liabilities                                                  5,932           6,139
LONG-TERM LIABILITIES                                                                 247             237
                                                                                 --------        --------
         TOTAL LIABILITIES                                                          6,179           6,376
                                                                                 --------        --------

STOCKHOLDERS' EQUITY:
     Preferred stock, 5,000 shares authorized, none issued and outstanding             --              --
     Common stock, $0.01 par value; 50,000 shares authorized; 20,667 and 20,457 shares issued, respectively, and 19,273 shares and
       19,063 outstanding, respectively                                               206             204
     Additional paid-in capital                                                    52,985          51,743
     Accumulated earnings (deficit)                                                   408            (538)
     Treasury stock, at cost (Note 4)                                              (5,090)         (5,090)
                                                                                 --------        --------
         TOTAL STOCKHOLDERS' EQUITY                                                48,509          46,319
                                                                                 --------        --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 54,688        $ 52,695
                                                                                 ========        ========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                             SPECTRALINK CORPORATION
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   -----------      -----------
NET SALES                                            $11,602          $ 9,091
COST OF SALES                                          4,387            3,635
                                                     -------          -------
     Gross Profit                                      7,215            5,456

OPERATING EXPENSES:
     Research and Development                          1,078            1,067
     Marketing and Selling                             4,337            3,396
     General and Administrative                          684              581
                                                     -------          -------
         Total Operating Expenses                      6,099            5,044
                                                     -------          -------

INCOME FROM OPERATIONS                                 1,116              412
INVESTMENT INCOME AND OTHER, net                         398              327
                                                     -------          -------
INCOME BEFORE INCOME TAXES                             1,514              739
INCOME TAX EXPENSE                                       568                6
                                                     -------          -------

NET INCOME                                           $   946          $   733
                                                     =======          =======

BASIC EARNINGS PER SHARE (Note 3)                    $  0.05          $  0.04
                                                     =======          =======

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING             19,170           18,930
                                                     =======          =======

DILUTED EARNINGS PER SHARE (Note 3)                  $  0.05          $  0.04
                                                     =======          =======

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING           20,680           19,260
                                                     =======          =======

               The accompanying notes to financial statements are
                      an integral part of these statements.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                      2000             1999
                                                                                   -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $    946           $    733
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                  287                304
         Provision for bad debts                                                          8                 --
         Provision for excess and obsolete inventory                                     40                 --
         Amortization of discount on investments in marketable securities               (56)               (57)
     Changes in assets and liabilities -
         Increase in trade accounts receivable, net                                    (837)              (526)
         Increase in inventory                                                         (520)               (36)
         Decrease in other assets                                                       253                 33
         Decrease in accounts payable                                                  (263)              (448)
         Increase in other accrued liabilities and deferred revenue                     541                545
                                                                                   --------           --------
            Net cash provided by operating activities                                   399                548

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                               (135)              (132)
     Purchases of investments in marketable securities                               (1,976)            (2,012)
     Maturity of investments in marketable securities                                 3,000              3,000
                                                                                   --------           --------
            Net cash provided by investing activities                                   889                856

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options                                    769                 27
     Purchase of treasury stock                                                          --               (666)
                                                                                   --------           --------
            Net cash provided by (used in) financing activities                         769               (639)
                                                                                   --------           --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,057                765
CASH AND CASH EQUIVALENTS, beginning of period                                        9,604              9,019
                                                                                   --------           --------
CASH AND CASH EQUIVALENTS, end of period                                           $ 11,661           $  9,784
                                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for income taxes                                                    $    225           $     68
                                                                                   ========           ========

NONCASH FINANCING ACTIVITIES:
     Income tax benefit from the exercise of stock options                         $    475           $     --
                                                                                   ========           ========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                             SPECTRALINK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.  Basis of Presentation

The accompanying financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 have been prepared from the books and records of SpectraLink Corporation, Inc. (the "Company") and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

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

2.  Inventory

Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory at March 31, 2000 and December 31, 1999 consisted of the following:

                        March 31,       December 31,
                          2000              1999
                       -----------      ------------
                       (Unaudited)
                              (In Thousands)
Raw materials             $2,717          $2,355
Work in progress               4               3
Finished goods             2,950           2,833
                          ------          ------
                          $5,671          $5,191
                          ======          ======

3.  Earnings Per Share

The Company presents basic and diluted earnings per share in accordance with Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing the net earnings by the sum of the weighted average number of common shares outstanding and if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

                                                                      Three months ended March 31,
                                                               (In thousands, except per share amounts)
                                                  -----------------------------------------------------------------
                                                                2000                               1999
                                                  ------------------------------    -------------------------------
                                                  Income     Shares    Per Share    Income     Shares     Per Share
                                                  ------     ------    ---------    ------     ------     ---------
Basic EPS---                                      $  946     19,170     $   0.05    $  733     18,930     $   0.04
Effect of dilutive securities:
    Stock purchase plan                               --         11        --           --         26           --
    Stock options outstanding                         --      1,499        --           --        304           --
                                                  ------     ------     -----       ------     ------     --------
Diluted EPS---                                    $  946     20,680     $   0.05    $  773     19,260     $   0.04
                                                  ------     ------     -----       ------     ------     --------

4.  Stockholders' Equity

In the first quarter of 1999, the Company repurchased 167,000 shares of Treasury Stock at a cost of $666,000. The Company had no repurchases of shares into Treasury Stock during the first quarter of 2000.

                                 PART I - ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             SPECTRALINK CORPORATION


This Form 10-Q contains forward looking statements within the context of section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward looking statement involves a number of risks and uncertainties including those risk factors specifically delineated and described in part 2 item 6 of the Company's 1999 Form 10-K, filed March 30, 2000 ("1999 Form 10-K"). The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties. The Company has identified by * bold face * various sentences within this Form 10-Q which contain forward looking statements. Additionally words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report.

BUSINESS DESCRIPTION

The Company commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June 1992, and has subsequently sold approximately 5,000 systems and 100,000 phones. The Company's primary sales efforts are currently focused on home improvement and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing facilities, and corporate offices. The Company sells its systems in the United States, Canada, and Mexico through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. In the future, the Company will sell its NetLink WTS in other countries outside the United States. Effective December 23, 1999, the Company incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of the Company.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations from the three month periods ended March 31, 2000 and 1999 as a percentage of sales in each of these periods. This data has been derived from unaudited consolidated financial statements.

Statement of Operations Data:
                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                             2000                 1999
                                           -------              -------
Net Sales                                   100.0%               100.0%
Cost of Sales                                37.8%                40.0%
Gross Profit                                 62.2%                60.0%
Operating Expenses:
  Research and Development                    9.3%                11.7%
  Marketing and Selling                      37.4%                37.4%
  General and Administrative                  5.9%                 6.4%
Total Operating Expenses                     52.6%                55.5%
Income from Operations                        9.6%                 4.5%
Investment Income and Other, net              3.4%                 3.6%
Income Before Income Taxes                   13.0%                 8.1%
Income Tax Expense                            4.9%                 0.0%
Net Income                                    8.1%                 8.1%

                             SPECTRALINK CORPORATION
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net Sales. The Company derives its revenue principally from the sale and service of wireless, on-premises telephone systems. Net sales for the three months ended March 31, 2000 increased by 28% to $11,602,000 from $9,091,000 for the same period last year. The increase in sales was mainly due to increased sales from dealers and distributors, increased service revenue from maintenance contracts, and increased penetration of commercial markets.

The customer mix shows a relatively equal increase in the percentage of indirect sales compared to the decrease in the percentage of direct sales for the three months ended March 31, 2000 and 1999. The following table details the sales to different customer types as a percentage of total net sales:

                  Customer Mix Table
                  (As a Percentage of Net Sales):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                   2000                  1999
                                                  ------                ------
                  Customer Type:
                  Direct Sales                     39.6%                 58.6%
                  Indirect Sales                   44.7%                 27.6%
                  Service Sales                    15.7%                 13.8%
                                                  ------                ------
                  Total Net Sales                 100.0%                100.0%
                                                  ======                ======

The following table summarizes sales to major customers:

                  Sales to Major Customers
                  (As a Percentage of Net Sales):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                   2000                  1999
                                                  ------                ------
                    Customer Name:
                    Customer A:                    15.9%                    --
                    Customer B:                     3.5%                 10.0%
                    Customer C:                     1.4%                 18.7%

No other customers accounted for 10% or more of sales in any of these periods.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 32% to $7,215,000 for the three months ended March 31, 2000 from $5,456,000 for the same period last year. For the three months ended March 31, 2000 gross profit margin (gross profit as a percentage of net sales) increased to 62.2% from 60.0% in the same period last year. The increase in gross profit was primarily due to the increased revenue. The increase in gross profit margin as a percentage of sales was mainly due to decreased material cost and lower average unit cost that is associated with volume orders.

Research and Development. Research and development expenses consist of primarily of employee costs, professional services and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 1% to $1,078,000 for the three months ended March 31, 2000 from $1,067,000 for the same period last year, representing 9.3% and 11.7%, respectively, of net sales. THE COMPANY EXPECTS TO MAINTAIN ITS CURRENT LEVEL OF SPENDING ON RESEARCH AND DEVELOPMENT AS A PERCENTAGE OF REVENUE. Research and development expenses in both periods were associated with new product development, improvements to existing products, and manufacturing process improvements.

                             SPECTRALINK CORPORATION
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows and market research. Sales and marketing expenses increased by 28% to $4,337,000 for the three months ended March 31, 2000 from $3,396,000 for the same period last year, representing 37.4% and 37.4%, respectively, of net sales. The increase in dollars spent was primarily the result of establishing the indirect sales channel as well as adding sales and marketing personnel to increase sales and market penetration in North America and Europe.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as, legal and other professional services. General and administrative expenses increased by 18% to $684,000 of the three months ended March 31, 2000 from $581,000 for the same period last year, representing 5.9% and 6.4%, respectively, of net sales. The increase was primarily associated with the administrative costs of entering into the European markets, increased salaries and the higher volume of sales. The decrease in percent of sales was the result of economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, government securities, and corporate bonds. Other income is generated primarily from purchase discounts. Investment income and other increased by 22% to $398,000 for the three months ended March 31, 2000 from $327,000 for the same period last year, representing 3.4% and 3.6%, respectively, of net sales. The increase in investment income and other was primarily due to an increase in investment balances. The decrease in percent of sales was the result of economics of scale resulting from increased sales.

Income Tax. The Company's income tax provision was $568,000 for the three months ended March 31, 2000 compared to $6,000 for the same period last year. The increase was primarily related to the Company reversing its valuation allowance on its deferred tax assets on December 31, 1999, as management believed that it was more likely than not that such tax benefits would be realized. This resulted in the Company computing its tax provision on a fully taxed basis for the three months ended March 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of March 31, 2000, the Company had $29,580,000 of cash, cash equivalents and investments in marketable securities.

For the three months ended March 31, 2000, the Company generated cash from operations of $399,000, which was a direct result of net income of $946,000, which was reduced by changes in the Company's increases in accounts receivable and inventory. Investing activities provided cash of $889,000 consisting primarily of maturities of investments in marketable securities reduced by purchases of investments in marketable securities, and property and equipment of $2,111,000. Financing activities provided cash of $769,000, which was a direct result of proceeds received from the exercises of stock options into the Company's common stock.

As of March 31, 2000, the Company had working capital of $37,397,000 compared to $34,933,000 at December 31, 1999. The increase in working capital occurred primarily from cash flows from operations. As of March 31, 2000, the Company's current ratio (ratio of current assets to current liabilities) was 7.3:1, compared with a current ratio of 6.7:1 as of December 31, 1999.

THE COMPANY BELIEVES THAT ITS CURRENT CASH, CASH EQUIVALENTS AND INVESTMENTS (INCLUDING INVESTMENTS IN MARKETABLE SECURITIES WITH MATURITIES GREATER THAN ONE YEAR AND THEREFORE CLASSIFIED AS LONG TERM ASSETS), AND

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

THE YEAR 2000

Computer systems and software must accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many software and computer systems that accepted only two digit entries needed to be upgraded in order to accept dates beginning January 1, 2000. The Company did not experience any date-related problems with its systems. In addition, the Company has not been made aware of, nor has experienced, date-related problems with any third-party software. THE COMPANY DOES NOT BELIEVE THAT IT WILL INCUR MATERIAL COSTS IN THE FUTURE BECAUSE OF DATE-RELATED PROBLEMS.

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

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of March 31, 2000, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

As part of the Company's cash management strategy, at March 31, 2000, SpectraLink had short-term investments of $9,976,000 and long-term investments of $7,943,000 consisting mainly of U.S. Treasury and government agency securities and corporate debt securities. SpectraLink has the intent and the ability to hold these investments to maturity and thus have classified these investments, which are stated at amortized cost as "held-to-maturity". The Company has completed a market risk sensitivity analysis of these investments based on an assumed 1% increase in interest rates. If market interest rates had increased 1% during the three months ended March 31, 2000 SpectraLink would have experienced an unrealized loss of approximately $46,000 on these investments. This is only an estimate. Any actual loss due to an increase in interest rates could differ from this estimate.

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


                                        SPECTRALINK CORPORATION

Date:  May 3, 2000                      By: /s/  NANCY K. HAMILTON
                                            --------------------------------
                                            Nancy K. Hamilton,
                                            Principal Financial and Accounting
                                            Officer and on behalf of the
                                            Registrant

                             SPECTRALINK CORPORATION
                                  EXHIBIT INDEX


Exhibit
Number           Description of Exhibit
-------          ----------------------

  27             Financial Data Schedule