Form 10-Q
period 2000-06-30
SPECTRALINK CORP
filed 2000-07-24
CIK 894268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


/X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       or

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

Applicable only to corporate issuers:
As of June 30, 2000 there were outstanding 19,306,741 shares of SpectraLink Corporation Common Stock - par value $.01.

                             SPECTRALINK CORPORATION
                                      INDEX

Part I            Financial Information                                                                   Page
     Item 1       Financial Statements

                  Balance Sheets at
                  June 30, 2000 and December 31, 1999(Unaudited)                                           3

                  Statements of Income
                  Three months and six months ended June 30, 2000 and 1999 (Unaudited)                     4

                  Statements of Cash Flows
                  Six months ended June 30, 2000 and 1999 (Unaudited)                                      5

                  Notes to Financial Statements (Unaudited)                                                6

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                    8

Part II           Other Information

     Item 4       Submission of Matters to a Vote of Security Holders                                     13

     Item 6       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                      27 Financial Data Schedule                                                          15

                  (b) Form 8-K
                      None

                             SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                     ASSETS


                                                                             June 30,   December 31,
                                                                               2000        1999
                                                                             --------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                                               $ 15,417    $  9,604
     Short-term investments in marketable securities                           11,967      10,938
     Trade accounts receivable, net of allowance of  $304 and $352,
     respectively                                                              12,609      11,734
     Inventory (Note 2)                                                         6,843       5,191
     Deferred income taxes - current portion                                    1,973       1,973
     Other                                                                      1,642       1,632
                                                                             --------    --------
         Total current assets                                                  50,451      41,072
                                                                             --------    --------

INVESTMENT IN MARKETABLE SECURITIES                                             2,981       7,949

PROPERTY AND EQUIPMENT, at cost:
     Furniture and fixtures                                                     1,366       1,329
     Equipment                                                                  4,959       4,741
     Leasehold improvements                                                       755         718
                                                                             --------    --------
                                                                                7,080       6,788
     Less - Accumulated depreciation                                           (4,908)     (4,384)
                                                                             --------    --------
         Net Property and equipment                                             2,172       2,404
DEFERRED INCOME TAXES - NON CURRENT                                               668         668
OTHER                                                                             271         602
                                                                             --------    --------
         TOTAL ASSETS                                                        $ 56,543    $ 52,695
                                                                             ========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $  1,261    $  1,403
     Accrued payroll, commissions, and employee benefits                        1,862       1,948
     Accrued sales and use taxes                                                  137         288
     Accrued warranty expenses                                                    311         291
     Other accrued expenses                                                       304         273
     Deferred revenue                                                           2,616       1,936
                                                                             --------    --------
         Total current liabilities                                              6,491       6,139
LONG-TERM LIABILITIES                                                             256         237
                                                                             --------    --------
         TOTAL LIABILITIES                                                      6,747       6,376
                                                                             --------    --------

STOCKHOLDERS' EQUITY:
     Preferred stock, 5,000 shares authorized, none issued and outstanding         --          --
     Common stock, $0.01 par value; 50,000 shares authorized; 20,733 and 20,457 shares issued, respectively, and 19,307 and 19,063
     shares outstanding, respectively                                             207         204
     Additional paid-in capital                                                53,429      51,743
     Accumulated earnings (deficit)                                             1,665        (538)
     Treasury stock, at cost (Note 4)                                          (5,505)     (5,090)
                                                                             --------    --------
         TOTAL STOCKHOLDERS' EQUITY                                            49,796      46,319
                                                                             --------    --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 56,543    $ 52,695
                                                                             ========    ========

               The accompanying notes to financial statements are
                   an integral part of these balance sheets.

                             SPECTRALINK CORPORATION
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 Three Months         Six Months
                                                Ended June 30,      Ended June 30,
                                              -----------------   -----------------
                                               2000      1999      2000      1999
                                              -------   -------   -------   -------
NET SALES                                     $12,767   $10,504   $24,370   $19,594
COST OF SALES                                   4,553     3,531     8,941     7,164
                                              -------   -------   -------   -------
     Gross Profit                               8,214     6,973    15,429    12,430

OPERATING EXPENSES:
     Research and Development                   1,118     1,042     2,196     2,110
     Marketing and Selling                      4,846     3,990     9,183     7,386
     General and Administrative                   743       680     1,426     1,261
                                              -------   -------   -------   -------
         Total Operating Expenses               6,707     5,712    12,805    10,757
                                              -------   -------   -------   -------

INCOME FROM OPERATIONS                          1,507     1,261     2,624     1,673
INVESTMENT INCOME AND OTHER, net                  504       323       901       650
                                              -------   -------   -------   -------
INCOME BEFORE INCOME TAXES                      2,011     1,584     3,525     2,323
INCOME TAX EXPENSE                                754       110     1,322       116
                                              -------   -------   -------   -------

NET INCOME                                    $ 1,257   $ 1,474   $ 2,203   $ 2,207
                                              =======   =======   =======   =======

BASIC EARNINGS PER SHARE (Note 3)             $  0.06   $  0.08   $  0.11   $  0.12
                                              =======   =======   =======   =======

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING      19,270    18,790    19,220    18,910
                                              =======   =======   =======   =======

DILUTED EARNINGS PER SHARE (Note 3)           $  0.06   $  0.08   $  0.11   $  0.12
                                              =======   =======   =======   =======

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    20,700    19,080    20,690    19,170
                                              =======   =======   =======   =======

               The accompanying notes to financial statements are
                     an integral part of these statements.

                             SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                         --------------------
                                                                                           2000        1999
                                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $  2,203    $  2,207
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        559         599
         Provision for bad debts                                                               14          36
         Provision for excess and obsolete inventory                                           40          88
         Amortization of discount on investments in marketable securities                     (85)       (111)
     Changes in assets and liabilities -
         Increase in trade accounts receivable, net                                          (889)       (500)
         Increase in inventory                                                             (1,692)       (459)
         Decrease (increase) in other assets                                                  321      (1,279)
         Decrease in accounts payable                                                        (142)       (278)
         Increase in other accrued liabilities and deferred revenue                         1,028         552
                                                                                         --------    --------
            Net cash provided by operating activities                                       1,357         855

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                     (327)       (484)
     Proceeds from disposal of property and equipment                                          --           4
     Purchases of investments in marketable securities                                     (1,976)     (9,869)
     Maturity of investments in marketable securities                                       6,000       9,000
                                                                                         --------    --------
            Net cash provided by (used in) investing activities                             3,697      (1,349)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from exercises of common stock options                                          875          74
     Proceeds from issuances of common stock                                                  299         260
     Purchases of treasury stock                                                             (415)     (1,742)
                                                                                         --------    --------
            Net cash provided by (used in) financing activities                               759      (1,408)
                                                                                         --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            5,813      (1,902)
CASH AND CASH EQUIVALENTS, beginning of period                                              9,604       9,019
                                                                                         --------    --------
CASH AND CASH EQUIVALENTS, end of period                                                 $ 15,417    $  7,117
                                                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for income taxes                                                          $    133    $    745
                                                                                         ========    ========

NONCASH FINANCING ACTIVITIES:
     Income tax benefit from the exercise of stock options                               $    515    $     --
                                                                                         ========    ========

               The accompanying notes to financial statements are
                     an integral part of these statements.

                             SPECTRALINK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.  Basis of Presentation

The accompanying financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 have been prepared from the books and records of SpectraLink Corporation, Inc. (the "Company") and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

         New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments and hedging activity. SFAS 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment as of January 1, 2000, resulting from a change in accounting principle, along with the restatement of previously reported results of the earlier quarters of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial statements; however, the final evaluation of SAB 101 is not yet complete.

         Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.  Inventory

Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory at June 30, 2000 and December 31, 1999 consisted of the following:

                  June 30,   December 31,
                    2000        1999
                  --------   ------------
                     (In Thousands)
Raw materials      $3,735      $2,355
Work in progress       10           3
Finished goods      3,098       2,833
                   ------      ------
                   $6,843      $5,191
                   ======      ======

3.  Earnings Per Share

The Company presents basic and diluted earnings per share in accordance with Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing the net earnings by the sum of the weighted average number of common shares outstanding and if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. Potentially dilutive common stock options that were excluded from the calculation of dilutive income per share because their effect is anti dilutive totaled 62,558 and 442,149 shares for the three months ended June 30, 2000 and 1999, respectively, and 41,787 and 367,306 shares for the six months ended June 30, 2000 and 1999, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

                                            Three months ended June 30,
                                      (In thousands, except per share amounts)
                                 ---------------------------------------------------
                                           2000                      1999
                                 ------------------------- -------------------------
                                 Income   Shares Per Share Income   Shares Per Share
                                 ------   ------ --------- ------   ------ ---------
Basic EPS---                     $1,257   19,270   $0.06   $1,474   18,790   $0.08
Effect of dilutive securities:
    Stock purchase plan              --       30      --       --       67      --
    Stock options outstanding        --    1,400      --       --      223      --
                                 ------   ------   -----   ------   ------   -----
Diluted EPS---                   $1,257   20,700   $0.06   $1,474   19,080   $0.08
                                 ------   ------   -----   ------   ------   -----

                                             Six months ended June 30,
                                      (In thousands, except per share amounts)
                                 ---------------------------------------------------
                                           2000                      1999
                                 ------------------------- -------------------------
                                 Income   Shares Per Share Income   Shares Per Share
                                 ------   ------ --------- ------   ------ ---------
Basic EPS---                     $2,203   19,220   $0.11   $2,207   18,910   $0.12
Effect of dilutive securities:
    Stock purchase plan              --       20      --       --       --      --
    Stock options outstanding        --    1,450      --       --      260      --
                                 ------   ------   -----   ------   ------   -----
Diluted EPS---                   $2,203   20,690   $0.11   $2,207   19,170   $0.12
                                 ------   ------   -----   ------   ------   -----

4.  Stockholders' Equity

In the second quarter of 2000, the Company repurchased 32,500 shares of Treasury Stock at a cost of $415,000 compared to 236,245 shares at a cost of $1,026,000 in the second quarter of 1999.

                                 PART I - ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             SPECTRALINK CORPORATION

This Form 10-Q contains forward-looking statements within the context of section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward looking statement involves a number of risks and uncertainties including those relating to market growth and potential, competition, sources of supply, single manufacturing facility, technological changes and government regulation and other risk factors specifically delineated and described in part 2 item 7A of the Company's 1999 Form 10-K, filed March 30, 2000 ("1999 Form 10-K"). The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified by * italics * various sentences within this Form 10-Q which contain forward looking statements. Additionally words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report.

BUSINESS DESCRIPTION

The Company commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June 1992. The Company's primary sales efforts are currently focused on home improvement and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing facilities, and corporate offices. The Company sells its systems in the United States, Canada, and Mexico through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. During the past quarter, the Company began selling its NetLink WTS in other countries outside the United States. Effective December 23, 1999, the Company incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of the Company.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations from the three month and six month periods ended June 30, 2000 and 1999 as a percentage of sales in each of these periods. This data has been derived from unaudited consolidated financial statements.

------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
------------------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                         --------------------------- ---------------------------
                                             2000          1999          2000          1999
---------------------------------------- ------------- ------------- ------------- -------------
Net Sales                                        100%          100%          100%          100%
---------------------------------------- ------------- ------------- ------------- -------------
Cost of Sales                                   35.7%         33.6%         36.7%         36.6%
---------------------------------------- ------------- ------------- ------------- -------------
Gross Profit                                    64.3%         66.4%         63.3%         63.4%
---------------------------------------- ------------- ------------- ------------- -------------
Operating Expenses:
---------------------------------------- ------------- ------------- ------------- -------------
  Research and Development                       8.7%          9.9%          9.0%         10.8%
---------------------------------------- ------------- ------------- ------------- -------------
  Marketing and Selling                         38.0%         38.0%         37.7%         37.7%
---------------------------------------- ------------- ------------- ------------- -------------
  General and Administrative                     5.8%          6.5%          5.8%          6.4%
---------------------------------------- ------------- ------------- ------------- -------------
Total Operating Expenses                        52.5%         54.4%         52.5%         54.9%
---------------------------------------- ------------- ------------- ------------- -------------
Income from Operations                          11.8%         12.0%         10.8%          8.5%
---------------------------------------- ------------- ------------- ------------- -------------
Investment Income and Other, net                 3.9%          3.1%          3.7%          3.3%
---------------------------------------- ------------- ------------- ------------- -------------
Income Before Income Taxes                      15.7%         15.1%         14.5%         11.8%
---------------------------------------- ------------- ------------- ------------- -------------
Income Tax Expense                               5.9%          1.1%          5.4%          0.6%
---------------------------------------- ------------- ------------- ------------- -------------
Net Income                                       9.8%         14.0%          9.1%         11.2%
---------------------------------------- ------------- ------------- ------------- -------------

                             SPECTRALINK CORPORATION
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net Sales. The Company derives its revenue principally from the sale and service of wireless, on-premises telephone systems. Net sales for the three months ended June 30, 2000 increased by 21.5% to $12,767,000 from $10,504,000 for the same period last year. Net sales for the six months ended June 30, 2000 increased by 24.4% to $24,370,000 from $19,594,000 for the same period last year. The increase in sales was mainly due to increased sales from dealers and distributors, increased service revenue from maintenance contracts, and increased penetration of commercial markets.

The customer mix shows a relatively equal increase in the percentage of indirect sales compared to the decrease in the percentage of direct sales for the six months ended June 30, 2000 and 1999. The following table details the sales to different customer types as a percentage of total net sales:

                                            Customer Mix Table
                                      (As a Percentage of Net Sales):
                                    -----------------------------------
                                    Three Months Ended Six Months Ended
                                         June 30,          June 30,
                                    ------------------ ----------------
                                      2000     1999     2000     1999
                                      -----    -----    -----    -----
                    Customer Type:
                    Indirect Sales    58.9%    27.0%    52.2%    27.3%
                    Direct Sales      27.7%    56.9%    33.3%    57.7%
                    Service Sales     13.4%    16.1%    14.5%    15.0%
                                      -----    -----    -----    -----
                    Total Net Sales    100%     100%     100%     100%
                                      =====    =====    =====    =====

The following table summarizes sales to major customers:

                                 Sales to Major Customers
                              (As a Percentage of Net Sales):
                                    Three Months Ended
                              -------------------------------
                                         June 30,
                                       -------------
                                       2000    1999
                                       -----   -----
                    Customer Name:
                    Customer A:        15.0%    2.5%
                    Customer B:          (x)   11.9%

No customers accounted for 10% or more of sales for the six months ended June 30, 2000 and 1999.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 17.8% to $8,214,000 for the three months ended June 30, 2000 from $6,973,000 for the same period last year. Gross profit increased by 24.1% to $15,429,000 for the six months ended June 30, 2000 from $12,430,000 for the same period last year. For the three months and six months ended June 30, 2000 and 1999 gross profit margin (gross profit as a percentage of net sales) decreased to 64.3% from 66.4% and to 63.3% from 63.4%, respectively. The increase in gross profit was primarily due to the increased revenue. The decrease in gross profit margin as a percentage of sales was mainly due to increased material cost.

Research and Development. Research and development expenses consist primarily of employee costs, professional services and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development increased by 7.3% to $1,118,000 for the three months ended June 30, 2000 from $1,042,000 for the same period last year, representing 8.7% and 9.9% of net sales, respectively. Research and development increased by 4.1% to $2,196,000 for the six months ended June 30, 2000 from $2,110,000 for the same period last year, representing 9.0% and 10.8% of net sales, respectively. *The Company expects to maintain approximately its current level of spending on research and development as a percentage of revenue.* Research and development expenses in both periods were associated with new product development, improvements to existing products, and manufacturing process improvements. The decrease in the percent of sales was the result of economies of scale resulting from increased sales.

                             SPECTRALINK CORPORATION
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows and market research. Marketing and selling expenses increased by 21.5% to $4,846,000 for the three months ended June 30, 2000 from $3,990,000 for the same period last year, representing 38.0% and 38.0%, respectively, of net sales. Marketing and selling expenses increased by 24.3% to $9,183,000 for the six months ended June 30, 2000 from $7,386,000 for the same period last year representing 37.7% and 37.7%, respectively, of net sales. The increase was primarily the result of establishing the indirect sales channel including establishing co-op marketing programs with our indirect sales channel to generate future opportunities as well as adding sales and marketing personnel to increase sales and market penetration in North America and Europe.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as, legal and other professional services. General and administrative expenses increased by 9.3% to $743,000 for the three months ended June 30, 2000 from $680,000 for the same period last year, representing 5.8% and 6.5%, respectively, of net sales. General and administrative expenses increased 13.1% to $1,426,000 for the six months ended June 30, 2000 from $1,261,000 for the same period last year, representing 5.8% and 6.4%, respectively of net sales. The increase was primarily associated with the administrative costs of entering into the European markets, increased salaries and general corporate matters due to the higher volume of sales. The decrease in percent of sales was the result of economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, government securities, and corporate bonds. Other income is generated primarily from purchase discounts. Investment income and other increased by 56.0% to $504,000 for the three months ended June 30, 2000 from $323,000 for the same period last year, representing 3.9% and 3.1%, respectively, of net sales. Investment income and other increased by 38.6% to $901,000 for the six months ended June 30, 2000 from $650,000 for the same period last year, representing 3.7% and 3.3%, respectively, of net sales. The increase in investment income and other was primarily due to an increase in investment balances. The decrease in percent of sales was the result of economics of scale resulting from increased sales.

Income Tax. The Company's income tax provision was $754,000 for the three months ended June 30, 2000 compared to $110,000 for the same period last year and $1,322,000 for the six months ended June 30, 2000 compared to $116,000 for the same period last year. The increase was primarily related to the Company reversing its valuation allowance on its deferred tax assets on December 31, 1999, as management believed that it was more likely than not that such tax benefits would be realized. This resulted in the Company computing its tax provision on a fully taxed basis for the three months and six months ended June 30, 2000.

The Company's operating expenses are based in part on its expectations of future sales, and the Company's expense levels are generally determined in advance of sales. *The Company currently plans to continue to expand and increase its operating expenses in an effort to generate and support additional future revenue.* If sales do not materialize in a quarter as expected, the Company's results of operations for that quarter would be adversely affected. Net income may be disproportionately affected by a reduction of revenues because only a small portion of the Company's expenses varies with its revenue.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of June 30, 2000, the Company had $30,365,000 of cash, cash equivalents and investments in marketable securities.

For the six months ended June 30, 2000, the Company generated cash from operations of $1,357,000, which was a direct result of net income of $2,203,000, reduced by changes in the Company's increases in accounts receivable and inventory. Investing activities provided cash of $3,697,000 consisting primarily of maturities of investments in marketable securities reduced by purchases of investments in marketable securities, and property and equipment totaling $2,303,000. Financing activities provided cash of $759,000, which was a direct result of proceeds received from the exercises of common stock options and issuances of common stock, and was reduced by purchases of 32,500 shares of treasury stock at a cost of $415,000.

As of June 30, 2000, the Company had working capital of $43,960,000 compared to $34,933,000 at December 31, 1999. The increase in working capital occurred from cash flows from operations and maturities of long-term investments. As of June 30, 2000, the Company's current ratio (ratio of current assets to current liabilities) was 7.8:1, compared with a current ratio of 6.7:1 as of December 31, 1999.

*The Company believes that its current cash, cash equivalents and investments (including investments in marketable securities with maturities greater than one year and therefore classified as long term assets), and cash generated from operations will be sufficient, based on the Company's presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for the foreseeable future. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If issuing equity securities raises additional funds, further dilution to the existing stockholders will result.*

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Staff Accounting Bulletin No. 101

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment as of January 1, 2000, resulting from a change in accounting principle along with the restatement of previously reported results of the earlier quarters of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's financial statements; however, the final evaluation of SAB 101 is not yet complete.

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of June 30, 2000, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

As part of the Company's cash management strategy, at June 30, 2000, the Company had short-term investments of $11,967,000 and long-term investments of $2,981,000 consisting mainly of U.S. Treasury and government agency securities and corporate debt securities. The Company has the intent and the ability to hold these investments to maturity and thus have classified these investments, which are stated at amortized cost as "held-to-maturity". The Company has completed a market risk sensitivity analysis of these investments based on an assumed 1% increase in interest rates. If market interest rates had increased 1% during the three months and six months ended June 30, 2000 the Company would have experienced an unrealized loss of approximately $41,000 and $85,000, respectively, on these investments. This is only an estimate. Any actual loss due to an increase in interest rates could differ from this estimate.

SPECTRALINK CORPORATION

Part II           Other Information

     Item 4       Submission of Matters to a Vote of Security Holders

                  At SpectraLink's Annual Meeting of Stockholders held May 24, 2000, the following proposals were adopted by the margins indicated.

                  1. To elect a board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

                                                                   Number of Shares
                                                              ---------------------------
                                                              Voted For          Withheld
                                                              ----------         --------
                      Bruce M. Holland                        16,818,365          21,483
                      Carl D. Carman                          16,817,165          22,683
                      Anthony V. Carollo, Jr.                 16,803,365          36,483
                      Burton J. McMurtry                      16,817,165          22,683

                  2. To approve the adoption of the Company's 2000 Stock Option
                     Plan. Number of shares voted: For 9,038,548; Against 2,393,474; Abstain 26,721; Non-Vote 5,381,105.

                  3. To approve the amendment to the Employee Stock Purchase
                     Plan. Number of shares voted: For 11,314,391; Against 122,459; Abstain 21,893; Non-Vote 5,381,105.

                  4. To ratify the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company to the fiscal year ending December 31, 2000. Number of shares voted: For 16,812,403; Against 8,712; Abstain 18,733;
                     Non-Vote 0.

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

                                               SPECTRALINK CORPORATION

Date: July 24, 2000                            By:   /s/  NANCY K. HAMILTON
                                                  ------------------------------
                                               Nancy K. Hamilton,
                                               Principal Financial and
                                               Accounting Officer and on behalf
                                               of the Registrant

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
    27                      Financial Data Schedule