Form 10-Q
period 2000-09-30
SPECTRALINK CORP
filed 2000-11-13
CIK 894268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


     /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       or

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

Applicable only to corporate issuers:

As of September 30, 2000 there were outstanding 19,131,693 shares of SpectraLink Corporation Common Stock - par value $.01.

                             SPECTRALINK CORPORATION

                                      INDEX

Part I            Financial Information                                                                   Page
     Item 1       Financial Statements

                  Balance Sheets at
                  September 30, 2000 and December 31, 1999 (Unaudited)                                     3

                  Statements of Income
                  Three months and nine months ended September 30, 2000 and 1999 (Unaudited)               4

                  Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999 (Unaudited)                                5

                  Notes to Financial Statements (Unaudited)                                                6

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                    8

Part II           Other Information

     Item 6       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                      27 Financial Data Schedule                                                          15

                  (b) Form 8-K
                        None

                             SPECTRALINK CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                     ASSETS

                                                                                 September 30,     December 31,
                                                                                      2000             1999
                                                                                 -------------     ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                      $ 16,331         $  9,604
     Short-term investments in marketable securities                                  10,974           10,938
     Trade accounts receivable, net of allowance of  $310 and $352,
       respectively                                                                   14,022           11,734
     Inventory (Note 2)                                                                8,750            5,191
     Deferred income taxes - current portion                                           1,973            1,973
     Other                                                                             1,403            1,632
                                                                                    --------         --------
         Total current assets                                                         53,453           41,072
                                                                                    --------         --------

INVESTMENT IN MARKETABLE SECURITIES                                                      989            7,949

PROPERTY AND EQUIPMENT, at cost:
     Furniture and fixtures                                                            1,414            1,329
     Equipment                                                                         5,047            4,741
     Leasehold improvements                                                              791              718
                                                                                    --------         --------
                                                                                       7,252            6,788
     Less - Accumulated depreciation                                                  (5,173)          (4,384)
                                                                                    --------         --------
         Net Property and equipment                                                    2,079            2,404
DEFERRED INCOME TAXES - NON CURRENT                                                      668              668
OTHER                                                                                     94              602
                                                                                    --------         --------
         TOTAL ASSETS                                                               $ 57,283         $ 52,695
                                                                                    ========         ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                               $  1,501         $  1,403
     Accrued payroll, commissions, and employee benefits                               2,247            1,948
     Income taxes payable                                                                627               --
     Accrued sales and use taxes                                                         144              288
     Accrued warranty expenses                                                           282              291
     Other accrued expenses                                                              248              273
     Deferred revenue                                                                  2,297            1,936
                                                                                    --------         --------
         Total current liabilities                                                     7,346            6,139
LONG-TERM LIABILITIES                                                                    259              237
                                                                                    --------         --------
         TOTAL LIABILITIES                                                             7,605            6,376
                                                                                    --------         --------

STOCKHOLDERS' EQUITY:
     Preferred stock, 5,000 shares authorized, none issued and outstanding                --               --
     Common stock, $0.01 par value; 50,000 shares authorized; 20,742 and 20,457 shares issued, respectively, and 19,132 and
       19,063 shares outstanding, respectively                                           207              204
     Additional paid-in capital                                                       53,470           51,743
     Accumulated earnings (deficit)                                                    3,680             (538)
     Treasury stock, at cost (Note 4)                                                 (7,679)          (5,090)
                                                                                    --------         --------
         TOTAL STOCKHOLDERS' EQUITY                                                   49,678           46,319
                                                                                    --------         --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 57,283         $ 52,695
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

                             SPECTRALINK CORPORATION
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                   ----------------------        ----------------------
                                                    2000           1999           2000           1999
                                                   -------        -------        -------        -------
NET SALES                                          $14,115        $10,372        $38,485        $29,966
COST OF SALES                                        4,818          3,852         13,759         11,016
                                                   -------        -------        -------        -------
     Gross Profit                                    9,297          6,520         24,726         18,950

OPERATING EXPENSES:
     Research and Development                        1,160          1,000          3,356          3,110
     Marketing and Selling                           4,671          3,585         13,854         10,971
     General and Administrative                        753            621          2,179          1,882
                                                   -------        -------        -------        -------
         Total Operating Expenses                    6,584          5,206         19,389         15,963
                                                   -------        -------        -------        -------

INCOME FROM OPERATIONS                               2,713          1,314          5,337          2,987
INVESTMENT INCOME AND OTHER, net                       512            375          1,412          1,025
                                                   -------        -------        -------        -------
INCOME BEFORE INCOME TAXES                           3,225          1,689          6,749          4,012
INCOME TAX EXPENSE                                   1,209             84          2,531            201
                                                   -------        -------        -------        -------

NET INCOME                                         $ 2,016        $ 1,605        $ 4,218        $ 3,811
                                                   =======        =======        =======        =======

BASIC EARNINGS PER SHARE (Note 3)                  $  0.10        $  0.09        $  0.22        $  0.20
                                                   =======        =======        =======        =======

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING           19,230         18,750         19,220         18,850
                                                   =======        =======        =======        =======

DILUTED EARNINGS PER SHARE (Note 3)                $  0.10        $  0.08        $  0.21        $  0.20
                                                   =======        =======        =======        =======

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING         20,310         19,640         20,470         19,340
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

                             SPECTRALINK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                              -------------------------
                                                                                                2000             1999
                                                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                               $  4,218         $  3,811
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                             818              659
         Provision for bad debts                                                                    21               54
         Provision for excess and obsolete inventory                                                93              132
         Amortization of discount on investments in marketable securities                         (100)            (188)
     Changes in assets and liabilities -
         Increase in trade accounts receivable, net                                             (2,309)            (214)
         Increase in inventory                                                                  (3,652)            (231)
         Decrease (increase) in other assets                                                       737           (1,405)
         (Decrease) increase in accounts payable                                                    98             (433)
         Increase in accrued liabilities, income taxes payable and deferred revenue              1,661              301
                                                                                              --------         --------
            Net cash provided by operating activities                                            1,585            2,486

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                          (493)            (347)
     Proceeds from disposal of property and equipment                                               --                4
     Purchases of investments in marketable securities                                          (1,976)         (17,788)
     Maturities of investments in marketable securities                                          9,000           14,000
                                                                                              --------         --------
            Net cash provided by (used in) investing activities                                  6,531           (4,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options                                               901              153
     Proceeds from issuances of common stock                                                       299              260
     Purchases of treasury stock                                                                (2,589)          (1,949)
                                                                                              --------         --------
            Net cash used in financing activities                                               (1,389)          (1,536)
                                                                                              --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 6,727           (3,181)
CASH AND CASH EQUIVALENTS, beginning of period                                                   9,604            9,019
                                                                                              --------         --------
CASH AND CASH EQUIVALENTS, end of period                                                      $ 16,331         $  5,838
                                                                                              ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for income taxes                                                               $  1,141         $    242
                                                                                              ========         ========

NONCASH FINANCING ACTIVITIES:
     Income tax benefit from the exercise of stock options                                    $    530         $     --
                                                                                              ========         ========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                             SPECTRALINK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.  Basis of Presentation

The accompanying financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 have been prepared from the books and records of SpectraLink Corporation, Inc. (the "Company") and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

         New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments and hedging activity. SFAS 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". SFAS 137 delays the effective date of SFAS 133 to financial quarters in financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment as of January 1, 2000, resulting from a change in accounting principle, along with the restatement of previously reported results of the earlier quarters of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial statements.

         Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.  Inventory

Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory at September 30, 2000 and December 31, 1999 consisted of the following:

                     September 30,  December 31,
                         2000          1999
                     -------------  ------------
                           (In Thousands)
Raw materials           $5,009        $2,355
Work in progress             4             3
Finished goods           3,737         2,833
                        ------        ------
                        $8,750        $5,191
                        ======        ======

3.  Earnings Per Share

The Company presents basic and diluted earnings per share in accordance with Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing the net earnings by the sum of the weighted average number of common shares outstanding and if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. Potentially dilutive common stock options that were excluded from the calculation of dilutive income per share because their effect is anti-dilutive totaled 107,927 and 59,172 shares for the three months ended September 30, 2000 and 1999, respectively, and 58,302 and 202,622 shares for the nine months ended September 30, 2000 and 1999, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

                                                            Three months ended September 30,
                                                        (In thousands, except per share amounts)
                                      ----------------------------------------------------------------------------
                                                     2000                                     1999
                                      -----------------------------------      -----------------------------------
                                      Income        Shares      Per Share      Income        Shares      Per Share
                                      ------        ------      ---------      ------        ------      ---------
Basic EPS---                          $2,016        19,230        $0.10        $1,605        18,750        $0.09
Effect of dilutive securities:
    Stock purchase plan                   --            11           --            --            15           --
    Stock options outstanding             --         1,069           --            --           875           --
                                      ------        ------        -----        ------        ------        -----
Diluted EPS---                        $2,016        20,310        $0.10        $1,605        19,640        $0.08
                                      ------        ------        -----        ------        ------        -----


                                                             Nine months ended September 30,
                                                        (In thousands, except per share amounts)
                                      ----------------------------------------------------------------------------
                                                     2000                                     1999
                                      -----------------------------------      -----------------------------------
                                      Income        Shares      Per Share      Income        Shares      Per Share
                                      ------        ------      ---------      ------        ------      ---------
Basic EPS---                          $4,218        19,220        $0.22        $3,811        18,850        $0.20
Effect of dilutive securities:
    Stock purchase plan                   --            32           --            --            22           --
    Stock options outstanding             --         1,218           --            --           468           --
                                      ------        ------        -----        ------        ------        -----
Diluted EPS---                        $4,218        20,470        $0.21        $3,811        19,340        $0.20
                                      ------        ------        -----        ------        ------        -----


4.  Stockholders' Equity

In the third quarter of 2000, the Company repurchased 184,000 shares of Treasury Stock at a cost of $2,174,000 compared to 45,000 shares at a cost of $207,000 in the third quarter of 1999. For the nine months ended September 30, 2000, the company repurchased 216,500 shares of Treasury Stock at a cost of $2,589,000 compared to 448,000 shares at a cost of $1,949,000 for the nine months ended September 30, 1999.

                                 PART I - ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             SPECTRALINK CORPORATION

This Form 10-Q contains forward-looking statements within the context of section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward looking statement involves a number of risks and uncertainties including those relating to market growth and potential, competition, source of supply, single manufacturing facility, technological changes and government regulation and other risk factors specifically delineated and described in part 2 item 7A of the Company's 1999 Form 10-K, filed March 30, 2000 ("1999 Form 10-K"). The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified by * italics * various sentences within this Form 10-Q which contain forward looking statements. Additionally words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report.

BUSINESS DESCRIPTION

The Company commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company sold its first commercial system in June 1992. The Company's primary sales efforts are currently focused on home improvement and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing facilities, and corporate offices. The Company sells its systems in the United States, Canada, and Mexico through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. During the past year, the Company began selling its NetLink WTS in other countries outside the United States. Effective December 23, 1999, the Company incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of the Company.

Since inception, the Company has expended considerable effort and resources developing its wireless telephone systems, building its direct and indirect channels of distribution, and managing the effects of rapid growth. This rapid growth has required the Company to significantly increase the scale of its operations, including the hiring of additional personnel in all functional areas, and has resulted in significantly higher operating expenses. * The Company anticipates that its operating expenses will continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The inability of the Company to manage additional growth, should it occur, could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations from the three month and nine month periods ended September 30, 2000 and 1999 as a percentage of sales in each of these periods. This data has been derived from unaudited consolidated financial statements.

STATEMENT OF OPERATIONS DATA:
                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30                SEPTEMBER 30
                                                -------------------         -------------------
                                                2000          1999          2000          1999
                                                -----         -----         -----         -----
Net Sales                                        100%          100%          100%          100%
Cost of Sales                                   34.1%         37.1%         35.8%         36.7%
Gross Profit                                    65.9%         62.9%         64.2%         63.3%
Operating Expenses:
  Research and Development                       8.2%          9.6%          8.7%         10.4%
  Marketing and Selling                         33.1%         34.6%         36.0%         36.6%
  General and Administrative                     5.3%          6.0%          5.7%          6.3%
Total Operating Expenses                        46.6%         50.2%         50.4%         53.3%
Income from Operations                          19.3%         12.7%         13.8%         10.0%
Investment Income and Other, net                 3.6%          3.6%          3.7%          3.4%
Income Before Income Taxes                      22.9%         16.3%         17.5%         13.4%
Income Tax Expense                               8.6%          0.8%          6.5%          0.7%
Net Income                                      14.3%         15.5%         11.0%         12.7%

                             SPECTRALINK CORPORATION
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Sales. The Company derives its revenue principally from the sale and service of wireless, on-premises telephone systems. Net sales for the three months ended September 30, 2000 increased by 36.1% to $14,115,000 from $10,372,000 for the same period last year. Net sales for the nine months ended September 30, 2000 increased by 28.4% to $38,485,000 from $29,966,000 for the same period last year. The increase in sales was mainly due to increased sales from dealers and distributors, increased service revenue from maintenance contracts, and increased penetration of commercial markets.

The customer mix shows a relatively equal increase in the percentage of indirect sales compared to the decrease in the percentage of direct sales for the nine months ended September 30, 2000 and 1999. The following table details the sales to different customer types as a percentage of total net sales:

                                                          Customer Mix Table

                                                    (As a Percentage of Net Sales):

                                              Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                              ------------------       -----------------
                                               2000        1999        2000        1999
                                               ----        ----        ----        ----
                    Customer Type:
                    --------------
                    Indirect Sales             49.9%       30.0%       51.4%       28.2%
                    Direct Sales               34.8%       52.6%       33.8%       55.9%
                    Service Sales              15.3%       17.4%       14.8%       15.9%
                                               -----       -----       -----       -----
                    Total Net Sales             100%        100%        100%        100%
                                               =====       =====       =====       =====

The following table summarizes sales to major customers:


                                            Sales to Major Customers
                                         (As a Percentage of Net Sales):
                                               Three Months Ended
                                                  September 30,
                                               ------------------
                                                2000        1999
                                                -----       -----
                    Customer Name:
                    --------------
                    Customer A:                 12.1%       14.0%
                    Customer B:                 11.5%        2.0%
                    Customer C                  11.1%        4.5%

No customers accounted for 10% or more of sales for the nine months ended September 30, 2000 and 1999.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 42.6% to $9,297,000 for the three months ended September 30, 2000 from $6,520,000 for the same period last year. Gross profit increased by 30.5% to $24,726,000 for the nine months ended September 30, 2000 from $18,950,000 for the same period last year. For the three months and nine months ended September 30, 2000 and 1999 gross profit margin (gross profit as a percentage of net sales) increased to 65.9% from 62.9% and to 64.2% from 63.3%, respectively. The increase in gross profit for the three months and nine months ended was due to the increased revenue. The increase in gross profit margin as a percentage of sales was mainly due to decreased material cost.

Research and Development. Research and development expenses consist primarily of employee costs, professional services and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development increased by 16.0% to $1,160,000 for the three months ended September 30, 2000 from $1,000,000 for the same period last year, representing 8.2% and 9.6% of net sales, respectively. Research and development increased by 7.9% to $3,356,000 for the nine months ended September 30, 2000 from $3,110,000 for the same period last year, representing 8.7% and 10.4% of net sales, respectively. *The Company expects to increase its current level of spending on research and development as a percentage of revenue.* Research and development expenses in both periods were associated with new product development, improvements to existing products, and manufacturing process improvements. The decrease in the percent of sales was the result of economies of scale resulting from increased sales.

                             SPECTRALINK CORPORATION
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows and market research. Marketing and selling expenses increased by 30.3% to $4,671,000 for the three months ended September 30, 2000 from $3,585,000 for the same period last year, representing 33.1% and 34.6%, respectively, of net sales. Marketing and selling expenses increased by 26.3% to $13,854,000 for the nine months ended September 30, 2000 from $10,971,000 for the same period last year representing 36.0% and 36.6%, respectively, of net sales. The increase in dollars was primarily the result of enhancing the indirect sales channel including increasing co-op marketing programs with our indirect sales channel to generate future opportunities as well as adding sales and marketing personnel to increase sales and market penetration in North America and Europe. The decrease in the percent of sales was a result of economies of scale resulting from increased sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as, legal and other professional services. General and administrative expenses increased by 21.3% to $753,000 for the three months ended September 30, 2000 from $621,000 for the same period last year, representing 5.3% and 6.0%, respectively, of net sales. General and administrative expenses increased 15.8% to $2,179,000 for the nine months ended September 30, 2000 from $1,882,000 for the same period last year, representing 5.7% and 6.3%, respectively of net sales. The increase was primarily associated with increased salaries and general corporate matters due to the higher volume of sales. The decrease in percent of sales was the result of economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, government securities, and corporate bonds. Other income is generated primarily from purchase discounts on vendor payables. Investment income and other increased by 36.5% to $512,000 for the three months ended September 30, 2000 from $375,000 for the same period last year, representing 3.6% and 3.6%, respectively, of net sales. Investment income and other increased by 37.8% to $1,412,000 for the nine months ended September 30, 2000 from $1,025,000 for the same period last year, representing 3.7% and 3.4%, respectively, of net sales. The increase in investment income and other was primarily due to an increase in investment balances and an increase in interest rates.

Income Tax. The Company's income tax provision was $1,209,000 for the three months ended September 30, 2000 compared to $84,000 for the same period last year and $2,531,000 for the nine months ended September 30, 2000 compared to $201,000 for the same period last year. The increase was primarily related to the Company providing for its income taxes on a fully taxed basis in 2000 as compared to the Company reducing its valuation allowance for the realization of its net operating losses in 1999. In fourth quarter 1999, the Company reversed the remaining portion of its valuation allowance on its deferred tax assets, as management believed it was more likely than not that such tax benefits would be realized.

The Company's operating expenses are based in part on its expectations of future sales, and the Company's expense levels are generally determined in advance of sales. *The Company currently plans to continue to expand and increase its total dollars spent on operations in an effort to generate and support additional future revenue.* If sales do not materialize in a quarter as expected, the Company's results of operations for that quarter would be adversely affected. Net income may be disproportionately affected by a reduction of revenues because only a small portion of the Company's expenses varies with its revenue.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of September 30, 2000, the Company had $28,294,000 of cash, cash equivalents and investments in marketable securities.

For the nine months ended September 30, 2000, the Company generated cash from operations of $1,585,000, which was a direct result of net income of $4,218,000, reduced by increases in accounts receivable and inventory. Investing activities provided cash of $6,531,000 consisting primarily of maturities of investments in marketable securities reduced by purchases of investments in marketable securities, and property and equipment totaling $2,469,000. Financing activities used cash of $1,389,000, which was a direct result of purchases of 216,500 shares of treasury stock at a cost of $2,589,000 and was reduced by proceeds received from the exercises of common stock options and issuances of common stock totaling $1,200,000.

As of September 30, 2000, the Company had working capital of $46,107,000 compared to $34,933,000 at December 31, 1999. The increase in working capital occurred from cash flows from operations and maturities of long-term investments. As of September 30, 2000, the Company's current ratio (ratio of current assets to current liabilities) was 7.3:1 compared with current ratio of 6.7:1 as of December 31, 1999.

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

Statement of Financial Accounting Standards No. 133 and No. 137

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters in financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

Staff Accounting Bulletin No. 101

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment as of January 1, 2000, resulting from a change in accounting principle along with the restatement of previously reported results of the earlier quarters of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's financial statements.

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of September 30, 2000, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

As part of the Company's cash management strategy, at September 30, 2000, the Company had short-term investments of $10,974,000 and long-term investments of $989,000 consisting mainly of U.S. Treasury and government agency securities and corporate debt securities. The Company has the intent and the ability to hold these investments to maturity and thus has classified these investments, which are stated at amortized cost as "held-to-maturity". The Company has completed a market risk sensitivity analysis of these investments based on an assumed 1% increase in interest rates. If market interest rates had increased 1% during the three months and nine months ended September 30, 2000 the Company would have experienced an unrealized loss of approximately $34,000 and $116,000, respectively, on these investments. This is only an estimate. Any actual loss due to an increase in interest rates could differ from this estimate.

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



                                      SPECTRALINK CORPORATION


Date:  November 13, 2000              By:   /s/  NANCY K. HAMILTON
                                         ---------------------------------------
                                      Nancy K. Hamilton,
                                      Principal Financial and Accounting Officer
                                      and on behalf of the Registrant

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------
    27                      Financial Data Schedule