Form 10-K/A
period 1999-12-31
SPECTRALINK CORP
filed 2000-12-18
CIK 894268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-K/A
                                   AMENDMENT 1

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

(a)    (1) Financial Statements.

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

          10.7          Form of Consultant Non-Disclosure Agreement used between the Company and consultants.(1)

          10.8          Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

          10.9          Sublease Agreement dated May 1, 1990, between Incubix, Inc. and the
                        Company.(1)

          10.10         Lease agreement dated October 17, 1996 between the Company and Flatiron Park
                        Company. (2)

          10.11         Lease agreement dated February 26, 1998, as amended January 8, 1999, between the Company and Flatiron Park Company. (3)

          21.1          Subsidiaries of the Company. (4)

    Exhibit Number                     Description
    --------------                     -----------
          23.1          Consent of Arthur Andersen LLP*.

          27            Financial Data Schedule. (4)

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

         (4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 previously filed March 30, 2000.


(b)     Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1999.

SpectraLink and the SpectraLink logo are registered trademarks of SpectraLink Corporation. Link Wireless Telephone System, NetLink Wireless telephone System, and Wireless@work are trademarks of SpectraLink Corporation. All other trademarks mentioned herein are the property of their respective owners.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPECTRALINK CORPORATION


By: /s/ BRUCE M. HOLLAND
   ------------------------------
    Bruce M. Holland,
    President

Date: December 18, 2000

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

         Signatures                                Title                                 Date
         ----------                                -----                                 ----
/s/  BRUCE M. HOLLAND                       Principal Executive Officer             December 18, 2000
---------------------------------------       and Director
     Bruce M. Holland


/s/  NANCY K HAMILTON                       Principal Financial Officer             December 18, 2000
---------------------------------------       and Principal Accounting Officer
     Nancy K. Hamilton


/s/  CARL D. CARMAN                         Director                                December 18, 2000
---------------------------------------
     Carl D. Carman

/s/  ANTHONY V. CAROLLO, JR.                Director                                December 18, 2000
---------------------------------------
     Anthony V. Carollo, Jr.


                                            Director
---------------------------------------
     Burton J. McMurtry

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

          10.7          Form of Consultant Non-Disclosure Agreement used between the Company and consultants.(1)

          10.8          Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

          10.9          Sublease Agreement dated May 1, 1990, between Incubix, Inc. and the
                        Company.(1)

          10.10         Lease agreement dated October 17, 1996 between the Company and Flatiron Park
                        Company. (2)

          10.11         Lease agreement dated February 26, 1998, as amended January 8, 1999, between the Company and Flatiron Park Company. (3)

          21.1          Subsidiaries of the Company. (4)

          23.1          Consent of Arthur Andersen LLP *.

          27            Financial Data Schedule. (4)

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

         (4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 previously filed March 30, 2000.