Form 10-K405
period 2000-12-31
SPECTRALINK CORP
filed 2001-03-20
CIK 894268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                   For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days prior to the date of filing: $170,072,912 as of March 7, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,124,956 shares of common stock, $.01 par value, were outstanding as of March 7, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the issuer's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's fiscal year.

                                     PART I
ITEM 1. BUSINESS.

OVERVIEW

SpectraLink Corporation ("SpectraLink" or the "Company") was incorporated in Colorado in April 1990, and was reincorporated in Delaware in March 1996. Effective December 23, 1999, the Company incorporated SpectraLink International Corporation in Delaware as a wholly owned subsidiary of SpectraLink Corporation. SpectraLink designs, manufactures and sells workplace wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink Wireless Telephone Systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. The Wireless Telephone System uses a micro-cellular design and interfaces directly with a PBX, Centrex, or key/hybrid system. It enables users to walk throughout a facility and make and receive calls on SpectraLink Wireless Telephones. Because all calls are routed through the corporate phone system, there are no airtime charges incurred.

SpectraLink supports two Wireless Telephone System product lines. The Link Wireless Telephone System(TM) (Link WTS) is for organizations that only require a wireless voice solution for their on-premises mobile workforce. It uses a proprietary radio infrastructure in the 902-928 MHz radio band. The NetLink Wireless Telephone System(TM) (NetLink WTS) operates over IEEE 802.11-compliant wireless local area networks (LANs) in the 2400-2483 MHz frequency band. It is for organizations that want both a wireless voice and wireless data solution on a single network.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

SpectraLink may, in discussions of future plans, objectives and expected performance, in periodic reports filed with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or
Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which are believed reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are detailed below, and in other reports filed by SpectraLink under the Securities Exchange Act of 1934. Risks and uncertainties relating to forward-looking statements are set forth below in Item 7A under the caption "Forward Looking Statement Factors", below.

MARKET BACKGROUND

A growing number of business environments require certain employees to have a high degree of mobility yet remain readily accessible by telephone to customers or co-workers. Retailers seek competitive advantage by quickly responding to customers' requests for information and service from employees dispersed throughout the store. Healthcare workers in clinical settings can benefit from real-time communications with mobile healthcare professionals in order to deliver quality healthcare efficiently. Manufacturers and distributors seek to operate more efficiently by enabling workers in the factory or distribution center to solve problems or answer questions more rapidly. Service organizations seek to decrease customer hold or response time by allowing immediate communications with the person who can solve a problem or answer a question. MIS, maintenance and other corporate office support personnel can work more productively if they remain mobile in the workplace without losing communications contact with other office workers who need their services. Teachers and school administrators can provide students a safer and more effective learning environment with telephone access throughout the campus.

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

Products dedicated to unlicensed, on-premises voice applications first appeared in the 1990s in the 902-928 MHz band in North America. These adjunct products attach directly to business telephone systems and provide wireless phone extensions that can be used on the premises. Because these systems are unlicensed, they can be installed or relocated without prior approval from the Federal Communications Commission ("FCC"). The 902-928 MHz band in North America has been set aside for unlicensed products which employ either narrow-band or spread-spectrum technology. Because systems in the 902-928 MHz band that employ narrow band technology are required to operate at lower power levels than spread-spectrum systems, they generally have inferior range and are more susceptible to interference. Multi-cellular wireless business phone systems that provide hand-off and systems that restrict wireless phones to a single base station are available in the 902-928 MHz band. In 1994, the FCC allocated additional spectrum in the 1920-1930 MHz band for unlicensed on-premises wireless voice applications. The products that have been introduced for this new spectrum are commonly referred to as unlicensed personal communications systems (U-PCS).

In 1997, the Institute of Electrical and Electronics Engineers ("IEEE") approved its 802.11 specification for a wireless LAN standard operating in the 2400-2483 MHz band. The 802.11 standard specified a radio interface between a wireless client and a base station or access point, as well as among wireless clients. The standard allows devices to share a single wireless LAN infrastructure, including both voice devices developed by SpectraLink and data devices, thus enabling organizations to provide mobile employees access to both data and telephone applications over a single network.

SPECTRALINK PRODUCTS

The Link Wireless Telephone System(TM) (Link WTS) operates in the 902-928 MHz band and uses a micro-cellular design consisting of three components: a Master Control Unit (MCU), Base Stations and Wireless Telephones. The MCU is installed near the PBX or key/hybrid system, or at the Centrex demarcation location. It can either interface directly with the analog ports of the host telephone switching system, or it can connect via a digital interface to certain PBX systems and key/hybrid systems.

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

The NetLink Wireless Telephone System(TM) (NetLink WTS) operates in the 2400-2483 MHz band and is compatible with the IEEE 802.11 standard for use on an 802.11-compliant wireless LAN. By adding the NetLink WTS product to an existing 802.11-compliant network provided by a wireless LAN vendor, customers can use a single network for both wireless voice and data applications. The NetLink WTS consists of two components: a Telephony Gateway and Wireless Telephones. The Telephony Gateway is installed near the PBX or key/hybrid system, or at the Centrex demarcation location. It can either interface directly with the analog ports of the host telephone switching system, or it can connect via a digital interface to certain PBX systems and key/hybrid systems.

The Telephony Gateway also connects to the 802.11 wireless LAN through a 10Base-T Ethernet connection. The LAN's wireless radio transceivers, called access points, receive voice packets in Internet Protocol (IP) form from NetLink Wireless Telephones using the 802.11 standard, and forwards them to the NetLink Telephony Gateway. SpectraLink has developed an 802.11-compatible voice prioritization mechanism for the NetLink WTS that can also be implemented in
802.11 access points to improve voice quality by reducing packet-queuing delays. A number of wireless LAN access point providers have agreed to implement SpectraLink Voice Priority ("SVP") technology, including: Agere Systems (formerly a division of Lucent Technologies), BreezeCOM, Inc., Cisco Systems, and Intermec Technologies Corp. As of February 28, 2001 these partners were in various stages of completion of their SVP implementations.

The NetLink Wireless Telephones weigh six ounces and have an alphanumeric display. NetLink Wireless Telephones support either frequency hopping or direct sequence implementations of the 802.11 standard. The direct sequence version is compatible with the 802.11b standard.

TECHNOLOGY

The Company devotes significant planning and resources to development and use of advanced technology. This focus on technology is necessary to meet the requirements for delivery of portability, indoor radio and system performance, high reliability, low cost and manufacturability. All of SpectraLink's key technologies are incorporated into the Company's Link WTS and/or NetLink WTS products, including:

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

Digital Integration. When a SpectraLink system is connected to the phone system using analog ports, the Wireless Telephone will provide many of the calling features of a desk phone, including transfer, conference calling and hold. When the system is digitally interfaced to the phone system, the Wireless Telephone will also support the advanced features of the host phone system such as calling party identification or calling party name display. Currently, the Company supports digital interfaces to the following manufacturers' telephone systems:
Avaya Communication (formerly a division of Lucent Technologies), Comdial Corporation, Fujitsu Business Communication Systems, Inc., Inter-Tel Inc., Mitel Corporation, NEC America, Inc., Nortel Networks Corporation, Siemens AG and Toshiba America Information Systems, Inc.

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

Sales. As of February 28, 2001, the Company had 59 employees in its direct sales organization and 33 employees in its indirect sales organization. SpectraLink's indirect sales channel sells, services and supports SpectraLink products to their end user customers. The Company has sales offices in the metropolitan areas of Atlanta, Boston, Charlotte, Chicago, Cincinnati, Cleveland, Dallas, Denver, Los Angeles, Memphis, New York, Philadelphia, Phoenix, Portland, Sacramento, San Diego, San Francisco, St. Louis, St. Paul, Tampa, Washington, D.C. and the United Kingdom.

Distributors. SpectraLink distributes its product lines through a number of telecommunications distributors in the United States and Canada, currently including Alltel Communications, Inc., Alphanet Solutions, Inc., Anixter, Inc., ATS Telephone and Data Systems, Inc., BellSouth Communication Systems, CCA Technologies, Comdial Corporation, Dukane Corporation, Fujitsu Business Communication Systems, Indyme, Inc., InteCom, Inc, Mitel Telecommunications Systems, Inc., Mobex Communications, Inc., Norstan, Inc., Panasonic Telecommunications Systems Company, SBC Communications, Inc., Siemens Information and Communications Networks, Inc., Tessco Technologies, Inc. and Verizon Communications. Each of these companies has a non-exclusive distribution relationship with SpectraLink. The Company does not restrict its distributors from selling in the same geographical areas.

The NetLink WTS is also sold through international distributors, currently including Anixter Europe Holdings BV, Artem GmbH, Ascom Business Systems Ltd., MIEL, PHI DATA NV, Upgrade Communication AB, Westcon UK Ltd., WiND GmbH, and Wireless-CNP Ltd.

Dealers. SpectraLink has established a dealer network primarily comprised of local phone interconnect companies and two-way radio dealers. SpectraLink dealers have a non-exclusive dealer relationship with SpectraLink. As of February 28, 2001, the Company's dealer network was comprised of 162 dealers in 185 locations.

Other Partners. SpectraLink has developed an 802.11-compatible voice prioritization mechanism for the NetLink WTS that can also be implemented in
802.11 access points to improve voice quality by reducing packet-queuing delays. A number of wireless local area network vendors have agreed to implement SpectraLink Voice Priority ("SVP") technology, including: Agere Systems (formerly a division of Lucent Technologies), BreezeCOM, Inc., Cisco Systems, and Intermec Technologies Corp. As of February 28, 2001 these partners were in various stages of completion of their SVP implementations.

In 1999 and 2000 the Company sold its Link WTS and NetLink WTS primarily in the United States, Canada and Mexico. In 2000 SpectraLink began selling its NetLink WTS in Europe, and in the future may consider selling it in other areas of the world that permit 802.11 networks in the 2400-2483 MHz band.

Customer Support

The Company has established a customer support department dedicated to planning, installing and maintaining SpectraLink systems. Customer support personnel are located at the Company's facilities in Boulder, Atlanta, Charlotte, Chicago, Washington, D.C. and Paris, France. The customer support department is involved with the customers during early customer contact, the system configuration and installation phases, and the on-going warranty period.

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

CUSTOMER DEPENDENCE

While the Company has a diverse customer base it considers its operations to be conducted in one operating segment. SpectraLink derives its revenue principally from the sale, installation, and service of wireless on-premises telephone systems. The following table summarizes the sales to different customer types as a percentage of total sales:

                                                       For the Years Ended
                                                          December 31,
                                              ---------------------------------------
               Customer Type                    2000           1999            1998
               -------------                  --------       --------        --------
               Indirect Sales                       50%            32%             23%
               Direct Sales                         35%            53%             65%
               Service Sales                        15%            15%             12%
                                              --------       --------        --------
               Total Sales                         100%           100%            100%
                                              ========       ========        ========


SpectraLink's sales to major customers which individually comprised more than 10% of total net sales for the years ended December 31, 2000 and 1998 are summarized in Footnote 7 in SpectraLink's accompanying notes to the consolidated financial statements. During 1999, the Company did not have a customer that comprised more than ten percent of sales.

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

COMPETITION

The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products. The competitive factors affecting the market for the Company's systems include product functionality and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price and the effectiveness of marketing and sales efforts. Most of the Company's competitors have significantly greater financial, technical, research and development, and marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems such as Avaya Communication, Nortel Networks, or NEC America, all of which manufacture and sell PBX or key/hybrid systems. Other purchasers may prefer to buy their
802.11 wireless telephone systems from a single source provider of wireless LANs, such as Symbol Technologies, who provides 802.11 wireless application devices, such as bar code scanners, as well as wireless telephones. Because the Company focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone or data communications system. There can be no assurance that the Company will be able to compete successfully in the future.

The Company's product competition falls into four general categories: multi-user cordless telephone products, unlicensed multi-cell systems, licensed multi-cell systems, and wireless LAN-based systems. Single-user cordless telephones are not considered competing products because of their low user capacity, limited range, and consumer-grade handset design. The Company also does not regard public cellular or PCS services as competitors because of their lack of integration with enterprise telephone systems, inadequate indoor coverage, and usage-based cost structure. Multi-user cordless telephone systems allow multiple handsets to operate in the same area without interference on shared or unique base stations. Some of these systems offer limited hand-off capability to a secondary base station for additional coverage. Available products include the Avaya Communication TransTalk, Siemens Gigaset, and Mobicel Systems DCTS-900. Unlicensed multi-cell systems are products that offer similar capacity and functionality as SpectraLink's Link WTS. They operate on unlicensed radio spectrum with no airtime charges or licensing requirements. Some of these products are integrated into the host PBX system, allowing the wireless system to share some of the PBX common equipment and administration. Unlicensed multi-cell systems are available from Alcatel, Ascom, Avaya Communication, ECI Telecom (formerly Tadiran), NEC America, and Nortel Networks. Licensed multi-cell systems operate on licensed cellular or PCS frequencies, allowing handsets to be used on both the in-building wireless system and the public cellular or PCS network. The in-building network uses low-power base stations connected to the local PBX to allow handsets to operate as local extensions. Licensed systems are available from AG Communication Systems (a subsidiary of Lucent Technologies) and Ericsson. These systems are marketed in conjunction with the cellular or PCS service provider, and are currently being offered by AT&T Wireless Services, Cingular Wireless, and Rogers Communications. Wireless LAN-based telephone systems use voice-over-IP (VoIP) technology to carry packetized voice information over a standards-based wireless LAN. The Company believes that SpectraLink and Symbol Technologies are the only providers of wireless LAN-based telephone products.

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

The principal components of SpectraLink's systems are unpopulated printed circuit boards, electronic components, including microprocessors and ASICs, and metal or plastic housings, all of which are purchased from outside vendors. Although alternate suppliers are available for most of the components, qualifying replacement suppliers and receiving components could take several months. Many components are available only from sole source suppliers and embody such parties' proprietary technologies. There can be no assurance that any sole source supplier will continue to provide the required components in sufficient quantities with adequate quality and at acceptable prices. The Company would be adversely affected if, in order to develop alternative suppliers, a redesign of the Company's subassemblies was necessary. Due to competition for parts commonly used by the telecommunications and computer industries, in certain circumstances a part will be placed on allocation. In such case, the Company could see a material adverse effect on its operations if demand for product considerably exceeds what is anticipated by the Company. The Company does maintain, or requires suppliers to maintain, inventory to allow it to fill customer orders without significant interruption during the period that the Company believes would be required to obtain alternate supplies of many replacement components. However, there can be no assurance that the Company will have sufficient inventory supply to meet every possible contingency. Any shortage or discontinuation of, or manufacturing defect in, the supply of these components would have a material adverse effect on the Company's operations.

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

As of February 28, 2001, the Company employed 40 people in support of its research and development activities. The Company invested approximately $4,565,000, $4,110,000 and $3,799,000 in 2000, 1999 and 1998, respectively, in research and development. The Company expects to increase its investment in research and development. The inability of the Company to introduce in a timely manner new products or enhancements to existing products that contribute to sales could have a material adverse effect on the Company's business and financial condition.

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

The 1920-1930 MHz Band. In 1994, the FCC designated a 10 MHz segment from 1920-1930 MHz for isochronous wireless systems such as voice communications. Wireless Telephone equipment that operates in this range falls under Subpart D of the Part 15 Rules. SpectraLink does not offer a product that uses this band, although several competing products operate in the band.

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

In 1997, the Institute of Electrical and Electronics Engineers ("IEEE") approved an 802.11 specification for a wireless LAN standard operating in the 2400-2483 MHz band. The 802.11 standard specified an "over the air" interface between a wireless client and a base station or access point, as well as among wireless clients. The standard provides interoperability among devices sharing a single wireless LAN infrastructure, including both voice and data devices, thus enabling organizations to provide mobile employees access to both data and telephone applications over a single network. Subsequently, a significant industry has developed around wireless local area networks in this band. The
802.11 specification is a global standard. Each country that supports the standard also has specific certification process, which must be undergone before a product can operate in that country. SpectraLink is involved in a number of international certification processes.

EMPLOYEES

As of February 28, 2001, the Company employed 290 persons, 278 of who were full time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's corporate headquarters and manufacturing, research, and development activities are located in Boulder, Colorado in one 37,000 square foot leased building at 5755 Central Avenue. In addition, the Company has leased 11,684 square feet of manufacturing and office space at 5744 Central Avenue. Through November 2000, the Company also had a leased facility in Boulder, which it previously occupied: approximately 11,300 square feet at 3220 Prairie Avenue. The length of these leases is as follows: (i) the lease for the 5755 Central Avenue facility runs through June 2005, (ii) the lease for the 5744 Central Avenue, as amended, runs through June 2005, (iii) the lease at 3220 Prairie Avenue ran through

November 2000, at which time the Company did not exercise its renewal option. The Company has short-term leases for its domestic and international sales offices. The Company believes that the combination of its existing facilities together with the availability of additional space for lease in the Boulder and other real estate markets will be adequate to meet its current and foreseeable facilities needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

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

                                         2000                              1999                         1998
                                         ----                              ----                         ----
                                HIGH              LOW             HIGH              LOW         HIGH            LOW
                              --------          -------         --------          -------     --------        -------
First Quarter                 $ 32.250          $ 7.375         $  5.000          $ 3.125     $  4.500        $ 2.750
Second Quarter                  24.188           11.250            5.875            3.063        5.500          3.500
Third Quarter                   17.188            8.250            7.375            4.125        4.563          2.500
Fourth Quarter                  15.500            6.188           17.750            4.313        3.844          2.063


The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

On March 7, 2001, the Company had approximately 156 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data are qualified by reference to and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statements of operations data for the years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified by reference to, the audited Financial Statements and Notes included in Item 8. The statements of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this Annual Report on Form 10-K. The selected quarterly financial data for the quarters ended March 31, 1999 and 2000, June 30, 1999 and 2000, September 30, 1999 and 2000, and December 31, 1999 and 2000 are derived from the unaudited quarterly financial statements not included in this Annual Report on Form 10K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Figures in thousands, except per share data.

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                            2000       1999        1998       1997        1996
                                          --------   --------    --------   --------    --------
NET SALES                                 $ 54,083   $ 41,169    $ 35,135   $ 27,785    $ 21,491
COST OF SALES                               18,935     14,877      14,475     12,767       8,266
                                          --------   --------    --------   --------    --------
     Gross profit                           35,148     26,292      20,660     15,018      13,225
OPERATING EXPENSES:
     Research and development                4,565      4,110       3,799      3,506       3,073
     Marketing and selling                  19,299     15,060      13,951     11,458       7,073
     General and administrative              3,014      2,424       2,188      2,154       1,590
                                          --------   --------    --------   --------    --------
         Total operating expenses           26,878     21,594      19,938     17,118      11,736
                                          --------   --------    --------   --------    --------
INCOME (LOSS) FROM OPERATIONS                8,270      4,698         722     (2,100)      1,489
INVESTMENT INCOME AND OTHER, net             1,877      1,471       1,486      1,536       1,197
                                          --------   --------    --------   --------    --------
INCOME (LOSS) BEFORE INCOME TAXES           10,147      6,169       2,208       (564)      2,686
INCOME TAX EXPENSE (BENEFIT)                 3,613     (1,765)        133         (4)        134
                                          --------   --------    --------   --------    --------
NET INCOME (LOSS)                         $  6,534   $  7,934    $  2,075   $   (560)   $  2,552
                                          ========   ========    ========   ========    ========
BASIC EARNINGS (LOSS) PER SHARE           $   0.34   $   0.42    $   0.11   $  (0.03)   $   0.18
                                          ========   ========    ========   ========    ========
BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                                 19,190     18,840      19,230     19,120      14,120
                                          ========   ========    ========   ========    ========
DILUTED EARNINGS (LOSS) PER SHARE         $   0.32   $   0.41    $   0.11   $  (0.03)   $   0.14
                                          ========   ========    ========   ========    ========
DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                                 20,340     19,500      19,600     19,120      18,560
                                          ========   ========    ========   ========    ========


                                                 DECEMBER 31,
                             ----------------------------------------------------
                               2000       1999       1998       1997       1996
                             --------   --------   --------   --------   --------
Balance Sheet Data:
Cash and Cash
 Equivalents                 $ 20,793   $  9,604   $  9,019   $  5,674   $  7,334
Investments in
 Marketable Securities         10,976     18,887     15,896     19,924     22,976
Working Capital                49,339     34,933     33,794     27,903     28,813
Total Assets                   60,070     52,695     43,716     41,299     40,464
Long-Term Debt                     --         --         --         --         31
Total Stockholders'
 Equity                        51,494     46,319     38,498     37,426     38,504


                                   DEC 31    SEPT 30    JUNE 30     MAR 31     DEC 31    SEPT 30    JUNE 30     MAR 31
                                  --------   --------   --------   --------   --------   --------   --------   --------
                                    2000       2000       2000       2000       1999       1999       1999       1999
                                  --------   --------   --------   --------   --------   --------   --------   --------
Net Sales                         $ 15,599   $ 14,115   $ 12,767   $ 11,602   $ 11,203   $ 10,372   $ 10,504   $  9,091
Gross Profit                        10,423      9,297      8,214      7,215      7,342      6,520      6,973      5,456
Net Income                           2,316      2,016      1,257        946      4,123      1,605      1,474        733
Diluted Earnings Per Share            0.12       0.10       0.06       0.05       0.21       0.08       0.08       0.04

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

BUSINESS DESCRIPTION

SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. SpectraLink's primary sales efforts are currently focused on home improvement and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing and service facilities, corporate offices and education facilities. SpectraLink sells its systems in the United States, Canada, Mexico and Europe through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. Effective December 23, 1999, the Company incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of SpectraLink.

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

YEARS ENDED DECEMBER 31, 2000 AND 1999

Net Sales. The Company derives its revenue principally from the sale, installation and service of wireless, on-premises telephone systems. Net sales increased by 31.3% to $54,038,000 in 2000 from $41,169,000 in 1999. The increase in sales was mainly due to increased product sales through dealers and distributors, increased service revenue from maintenance contracts, and increased penetration of commercial markets.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 33.7% to $35,148,000 in 2000 from $26,292,000 in 1999. The
Company's gross profit margin (gross profit as a percentage of net sales) increased to 65.0% in 2000 from 63.9% in 1999. The increase in gross profit margin as a percentage of sales was mainly due to increase in revenue, lower material costs and a product mix favoring large systems.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 11.1% to $4,565,000 in 2000 from $4,110,000 in 1999, representing 8.4% and 10.0%, respectively, of net sales. The Company expects to maintain its current level of spending on research and development as a percentage of revenue. Research and development expenses in both 2000 and 1999 were associated with new product development, improvements to existing products, and manufacturing process improvements. The decrease in the percent of sales was the result of economies of scale resulting from increased sales.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 28.1% to $19,299,000 in 2000 from $15,060,000 in 1999, representing 35.7% and 36.6%, respectively, of net sales. The increase in dollars spent was primarily the result of enhancing the indirect sales channel, including increasing co-op marketing programs with our indirect sales channel to generate future opportunities, as well as adding sales and marketing personnel to increase sales and market penetration in North America and Europe. The decrease in marketing and sales costs as a percentage of sales was the result of economies of scale resulting from increased sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 24.3% to $3,014,000 in 2000 from $2,424,000 in 1999, representing 5.6% and 5.9%, respectively, of net sales. The increase was primarily a result of increasing the Company's infrastructure to support a higher volume of sales and future growth which resulted in increased salaries and general business matters.

Investment Income and Other (Net). Investment income is the result of the Company's investment in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other increased by 27.6% to $1,877,000 in 2000 from $1,471,000 in 1999. The increase in investment income and other was primarily due to an increase in investment balances and higher interest rates.

Income Tax. The Company's net income tax expense was $3,613,000 in 2000 compared to a tax benefit of $(1,765,000) in 1999. In 1999, the Company recorded an income tax benefit of $4,246,000 to reverse the valuation allowance against deferred tax assets, because it was determined, more likely than not, that such tax benefits will be realized. Excluding the income tax benefit, the Company had a tax provision of $2,481,000 in 1999. As of December 31, 2000, the Company had approximately $794,000 of research and development and alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities. The tax credits expire between 2015 and 2020 and are subject to examination by the tax authorities.

Future Operating Expenses. The Company's operating expenses are based in part on its expectations of future sales, and the Company's expense levels are generally determined in advance of sales. The Company currently plans to continue to expand and increase its operating expenses in an effort to generate and support additional future revenue. If sales do not occur in any quarter as expected, the Company's results of operations for that quarter will be adversely affected. Net income may be disproportionately affected by a reduction of revenues because only a small portion of the Company's operating expenses varies directly with its revenue.

YEARS ENDED DECEMBER 31, 1999 AND 1998

Net Sales. The Company derives its revenue principally from the sale, installation, and service of wireless, on-premises telephone systems. Net sales increased by 17% to $41,169,000 in 1999 from $35,135,000 in 1998. The increase in sales was mainly due to increased product sales through dealers and distributors, increased service revenue from maintenance contracts, and increased penetration of commercial markets.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 27% to $26,292,000 in 1999 from $20,660,000 in 1998. The Company's gross profit margin (gross profit as a percentage of net sales) increased to 63.9% in 1999 from 58.8% in 1998. The increase in gross profit margin as a percentage of sales was mainly due to decreased material costs and lower average unit cost that is associated with volume orders.

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

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 11% to $2,424,000 in 1999 from $2,188,000 in 1998, representing 5.9% and 6.2%, respectively, of net sales. The increase was primarily from additional administrative costs associated with the higher volume of production and sales.

Investment Income and Other (Net). Investment income is the result of the Company's investment in money market, investment-grade debt securities, government securities, and corporate bonds. There was a nominal change between 1999 and 1998 as the Company's investment balances have remained constant through 1998 and 1999.

Income Tax. The Company's net income tax benefit was $(1,765,000) in 1999 compared to a tax provision of $133,000 in 1998. In 1999, the Company recorded an income tax benefit of $4,246,000 to reverse the valuation allowance against deferred tax assets, because it was determined, more likely than not that such tax benefits will be realized. Excluding the income tax benefit, the Company had a tax provision of $2,481,000 in 1999. The increase in 1999 was due to the Company recording larger accruals for state and federal taxes as the Company generated more taxable income. As of December 31, 1999, the Company had total net operating loss carryforwards of $344,000 and approximately $1,670,000 of research and development and alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities. The tax credit and net operating loss carryforwards expire between 2007 and 2019 and are subject to examination by the tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of December 31, 2000 the Company had $31,769,000 of cash, cash equivalents and investments in marketable securities.

During 2000, the Company generated cash from operations of $5,814,000 consisting principally of net income of $6,534,000, and an increase in deferred revenue related to new maintenance contracts. Cash from operations was reduced by increases in accounts receivable due to increased sales volume and increases in inventory related to increases in sales volume, purchases of inventory for safety stock and product transition.

Investing activities provided cash of $7,317,000 consisting primarily of maturities of investments in marketable securities, net of reinvestments and purchases of property and equipment of $707,000.

The Company used $1,942,000 of cash in financing activities during 2000, which was a direct result of purchases of 321,500 shares of treasury stock at a cost of $3,474,000. The use of cash to repurchase common stock was offset by proceeds of $1,532,000 received from stock option exercises and common stock issued through the employee stock purchase plan.

As of December 31, 2000, the Company had working capital of $49,339,000 compared to $34,933,000 at December 31, 1999. The increase in working capital occurred primarily from cash flows from operations, and the maturity of long-term investments in marketable securities, offset by the repurchase of common stock. As of December 31, 2000, the Company's current ratio (ratio of current assets to current liabilities) was 6.9:1, compared with a current ratio of 6.7:1 as of December 31, 1999.

The Company believes that its current cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient, based on the Company's presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital and to finance the Company's expansion for the foreseeable future. There can be no assurance, however, that the Company will not require additional financing. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If issuing equity securities raises additional funds, further dilution to the existing stockholders will result.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards No. 133 and No. 137

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments and hedging activity. SFAS 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and measurement at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". SFAS 137 delays the effective date of SFAS 133 to fiscal quarters in fiscal years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

Staff Accounting Bulletin No. 101

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The effects, if any, of applying this guidance, must be adopted by SEC registrants no later than December 31, 2000 and must be reported as a cumulative effect adjustment as of January 1, 2000, resulting from a change in accounting principle. Restatement of previously reported results of the earlier quarters of fiscal 2000, if necessary, is also required. The adoption of SAB 101 did not have a material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 140

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe that this statement will materially impact its results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of December 31, 2000, the Company has not used derivative instruments, engaged in hedging activities and is not currently impacted by fluctuations in foreign currency exchange rates.

Interest Rate Risk

As part of the Company's cash management strategy, at December 31, 2000, SpectraLink had short-term investments of $10,976,000 consisting mainly of U.S. Treasury and government agency securities and corporate debt securities. SpectraLink has the intent and the ability to hold these investments to maturity and thus has classified these investments, which are stated at amortized cost, as "held-to-maturity". The Company has completed a market risk sensitivity analysis of these investments based on an assumed 1% increase in interest rates. If market interest rates had increased 1% during the year ended December 31, 2000, SpectraLink would have experienced an unrealized loss of approximately $149,000 on these investments. If market interest rates had increased 1% as of December 31, 2000, Spectralink would have experienced an unrealized loss of approximately $110,000. This is only an estimate. Any actual loss due to an increase in interest rates could differ from this estimate.

                        FORWARD-LOOKING STATEMENT FACTORS

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

     o the risk of business interruption arising from the Company's dependence on a single manufacturing facility,

     o the Company's ability to manage potential expansion of operations in the U.S. and internationally,

     o the Company's ability to attract and retain personnel, including key technical and management personnel,

     o the Company's ability to respond to rapid technological changes within the on-premises wireless telephone industry,

     o Changes in general economic conditions may reduce demand for our products,

     o The historic volatility of Spectralink's stock price, which may make it more difficult for you to resell shares when you want at prices you find attractive.

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

     o   other factors over which the Company has little or no control and

     o potential fluctuations in the Company's future operating results. The Company has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include (a) fluctuating market demand for, and declines in the average selling prices of, the Company's products, (b) the timing of and delay of significant orders from customers and (c) seasonality in demand within our various sectors. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In addition, due to the timing of orders from customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to the Company's business, the price of the Company's common stock would likely be materially adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                             Page
                                                                                                             ----
Report of Independent Public Accountants                                                                     F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999                                                 F-2
Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998                   F-3
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998         F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                   F-5
Notes to Consolidated Financial Statements                                                                   F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SpectraLink Corporation:

         We have audited the accompanying consolidated balance sheets of SPECTRALINK CORPORATION and subsidiary (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPECTRALINK CORPORATION and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.





                                                  /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
     January 26, 2001.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS

                                                                                     AS OF DECEMBER 31,
                                                                                    --------------------
                                                                                      2000        1999
                                                                                    --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 20,793    $  9,604
   Short-term investments in marketable securities                                    10,976      10,938
   Trade accounts receivable, net of allowance of
     $308 and $352, respectively                                                      14,481      11,734
   Inventory, net                                                                      9,029       5,191
   Deferred income taxes - current portion                                             1,336       1,973
   Other                                                                               1,037       1,632
                                                                                    --------    --------
     Total current assets                                                             57,652      41,072
                                                                                    --------    --------

INVESTMENTS IN MARKETABLE SECURITIES                                                      --       7,949

PROPERTY AND EQUIPMENT, at cost:
   Furniture and fixtures                                                              1,461       1,329
   Equipment                                                                           5,173       4,741
   Leasehold improvements                                                                805         718
                                                                                    --------    --------
                                                                                       7,439       6,788
   Less - Accumulated depreciation                                                    (5,420)     (4,384)
                                                                                    --------    --------
     Net property and equipment                                                        2,019       2,404
DEFERRED INCOME TAXES - NON CURRENT PORTION                                              236         668
OTHER                                                                                    163         602
                                                                                    --------    --------
     TOTAL ASSETS                                                                   $ 60,070    $ 52,695
                                                                                    ========    ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                 $  1,549    $  1,403
   Accrued payroll, commissions, and employee benefits                                 2,519       1,948
   Income taxes payable                                                                   62          --
   Accrued sales, use and property taxes                                                 266         288
   Accrued warranty expenses                                                             290         291
   Accrued marketing fees                                                                294          --
   Other accrued expenses                                                                401         273
   Deferred revenue                                                                    2,932       1,936
                                                                                    --------    --------
     Total current liabilities                                                         8,313       6,139
LONG-TERM LIABILITIES                                                                    263         237
                                                                                    --------    --------
     TOTAL LIABILITIES                                                                 8,576       6,376
                                                                                    --------    --------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (Note 3):
   Preferred Stock, 5,000 shares authorized, none issued and outstanding                  --          --
   Common stock, $.01 par value; 50,000 shares authorized; 20,775 and 20,457
     shares issued, respectively; 19,059 and 19,063 outstanding, respectively            207         204
   Additional paid-in capital                                                         53,855      51,743
   Treasury stock, at cost, 1,716 and 1,394 shares, respectively                      (8,564)     (5,090)
   Retained earnings (deficit)                                                         5,996        (538)
                                                                                    --------    --------
     TOTAL STOCKHOLDERS' EQUITY                                                       51,494      46,319
                                                                                    --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 60,070    $ 52,695
                                                                                    ========    ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              YEARS ENDED DECEMBER 31,
                                           -------------------------------
                                             2000       1999        1998
                                           --------   --------    --------
NET SALES                                  $ 54,083   $ 41,169    $ 35,135
COST OF SALES                                18,935     14,877      14,475
                                           --------   --------    --------
    Gross profit                             35,148     26,292      20,660
                                           --------   --------    --------

OPERATING EXPENSES:
    Research and development                  4,565      4,110       3,799
    Marketing and selling                    19,299     15,060      13,951
    General and administrative                3,014      2,424       2,188
                                           --------   --------    --------
        Total operating expenses             26,878     21,594      19,938
                                           --------   --------    --------

INCOME FROM OPERATIONS                        8,270      4,698         722
INVESTMENT INCOME AND OTHER, net              1,877      1,471       1,486
                                           --------   --------    --------
INCOME BEFORE INCOME TAXES                   10,147      6,169       2,208
INCOME TAX EXPENSE (BENEFIT)                  3,613     (1,765)        133
                                           --------   --------    --------

NET INCOME                                 $  6,534   $  7,934    $  2,075
                                           ========   ========    ========

BASIC EARNINGS PER SHARE (Note 2)          $   0.34   $   0.42    $   0.11
                                           ========   ========    ========
BASIC WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                19,190     18,840      19,230
                                           ========   ========    ========

DILUTED EARNINGS PER SHARE (Note 2)        $   0.32   $   0.41    $   0.11
                                           ========   ========    ========

DILUTED WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                20,340     19,500      19,600
                                           ========   ========    ========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                             Common Stock         Treasury Stock       Additional    Retained
                                         -------------------   --------------------     Paid-in      Earnings
                                          Shares     Amount     Shares      Amount      Capital     (Deficit)
                                         --------   --------   --------    --------    ----------   ----------
BALANCES, DECEMBER 31, 1997                19,419   $    194       (289)   $ (1,024)   $   48,803   $  (10,547)
Exercises of common stock options             218          3         --          --           175           --
Proceeds from sales of common
   stock pursuant to Employee
   Stock Purchase Plan                        200          1         --          --           537           --
Net income                                     --         --         --          --            --        2,075
Purchases of treasury stock                    --         --       (597)     (1,719)           --           --
                                         --------   --------   --------    --------    ----------   ----------
BALANCES, DECEMBER 31, 1998                19,837        198       (886)     (2,743)       49,515       (8,472)
Exercises of common stock options             479          5         --          --         1,206           --
Proceeds from sales of common
  stock pursuant to Employee
  Stock Purchase Plan                         141          1         --          --           506           --
Income tax benefit from exercises
   of stock options                            --         --         --          --           516           --
Net income                                     --         --         --          --            --        7,934
Purchases of treasury stock                    --         --       (508)     (2,347)           --           --
                                         --------   --------   --------    --------    ----------   ----------
BALANCES, DECEMBER 31, 1999                20,457        204     (1,394)     (5,090)       51,743         (538)
Exercises of common stock options             254          2         --          --           928           --
Proceeds from sales of common
   stock pursuant to Employee
   Stock Purchase Plan                         64          1         --          --           601           --
Income tax benefit from exercises
   of stock options                            --         --         --          --           583           --
Net income                                     --         --         --          --            --        6,534
Purchases of treasury stock                    --         --       (322)     (3,474)           --           --
                                         --------   --------   --------    --------    ----------   ----------
BALANCES, DECEMBER 31, 2000                20,775   $    207     (1,716)   $ (8,564)   $   53,855   $    5,996
                                         ========   ========    =======    ========    ==========   ==========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                          2000        1999        1998
                                                                        --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  6,534    $  7,934    $  2,075
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                         1,064       1,196       1,083
     Income tax benefit from the exercises of stock options                  583         516          --
     Provision for bad debts                                                  80          72          11
     Provision for excess and obsolete inventory                             200         177         127
     Amortization of discount on investments in securities                  (113)       (263)       (109)
     Loss on disposal of assets                                               28           5          --
     Deferred income taxes                                                 1,069      (2,641)         --
     Changes in assets and liabilities --
       Increase in trade accounts receivable                              (2,827)     (1,636)     (2,510)
       Increase in inventory                                              (4,038)       (245)       (483)
       (Increase) decrease in other assets                                 1,034      (1,506)        (93)
       Increase in accounts payable                                          146         583         328
       Increase in accrued liabilities, income taxes payable and
            deferred revenue                                               2,054         575       1,017
                                                                        --------    --------    --------
       Net cash provided by operating activities                           5,814       4,767       1,446
                                                                        --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                    (707)       (841)     (1,240)
     Proceeds from disposal of property and equipment                         --          16           5
     Purchases of investments in marketable securities                    (2,976)    (20,728)    (10,863)
     Maturity of investments in marketable securities                     11,000      18,000      15,000
                                                                        --------    --------    --------
       Net cash provided by (used in) investing activities                 7,317      (3,553)      2,902
                                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock                                          (3,474)     (2,347)     (1,719)
     Proceeds from exercises of common stock options                         930       1,211         178
     Proceeds from issuances of common stock                                 602         507         538
                                                                        --------    --------    --------
       Net cash used in financing activities                              (1,942)       (629)     (1,003)
                                                                        --------    --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS                                     11,189         585       3,345
CASH AND CASH EQUIVALENTS, beginning of year                               9,604       9,019       5,674
                                                                        --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year                                  $ 20,793    $  9,604    $  9,019
                                                                        ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                           $  1,675    $    343    $     15
                                                                        ========    ========    ========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(1)  ORGANIZATION AND BUSINESS

SpectraLink Corporation ("SpectraLink") was incorporated in Colorado on April 24, 1990, and was reincorporated in Delaware on March 1, 1996. Effective December 23, 1999, the Company incorporated SpectraLink International Corporation in Delaware as a wholly owned subsidiary of SpectraLink Corporation. SpectraLink designs, manufactures and sells on-premises wireless telephone systems to customers in the United States that complement existing telephone systems by providing mobile communications in a building or campus environment. The SpectraLink Wireless Telephone System increases the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace.

(2)  SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

The accompanying financial statements reflect the consolidated results of SpectraLink Corporation and SpectraLink International Corporation (together "SpectraLink" or the "Company"). There have been no significant intercompany transactions to date.

          Cash and Equivalents

The Company considers all highly liquid instruments purchased with original maturity dates of 90 days or less to be cash equivalents.

          Investments in Marketable Securities

The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Investments in marketable securities consist of U.S. Government or U.S. Government Agency notes as well as corporate bonds and commercial paper. The Company has both the intent and ability to hold these investments to maturity and thus classifies these investments as held-to-maturity securities. As such, these investments are stated at amortized cost at December 31, 2000 and 1999. The following is a summary of held-to-maturity investments as of December 31, 2000 and 1999.

                                                             AS OF DECEMBER 31,
                                                             ------------------
                                                       2000                        1999
                                                     --------                    --------
                                                              (IN THOUSANDS)
Commercial Paper:
         Fair value                                  $     --                    $  2,919
         Gross unrealized holding losses                   --                          27
                                                     --------                    --------
         Amortized cost                              $     --                    $  2,946
                                                     ========                    ========
U.S. Government and Agency Obligations:
         Fair value                                  $  9,989                    $ 13,868
         Gross unrealized holding gains                    (6)                         --
         Gross unrealized holding losses                    1                          73
                                                     --------                    --------
         Amortized cost                              $  9,984                    $ 13,941
                                                     ========                    ========
Corporate Bonds:
         Fair value                                  $    998                    $  1,993
         Gross unrealized holding losses                   (6)                         --
         Gross unrealized holding gains                    --                           7
                                                     --------                    --------
         Amortized cost                              $    992                    $  2,000
                                                     ========                    ========


No investments were sold prior to maturity in 2000 or 1999. The contractual maturity of the held-to-maturity investments as of December 31, 2000 ranges from one to eleven months.

         Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable debt securities. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are credit worthy. A portion of revenue is generated from healthcare and retail, therefore, the Company may be exposed to credit risk associated with these industries. The Company established an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

         Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, investments in marketable securities and trade receivables and payables. The carrying values of the cash equivalents, investments in marketable securities, trade receivables and payables approximate their fair values.

         Inventory

Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory at December 31, 2000 and 1999 consists of the following:

                                      2000                  1999
                                    ---------             ---------
                                           (IN THOUSANDS)
         Raw materials              $   5,544             $   2,355
         Work in progress                   1                     3
         Finished goods                 3,484                 2,833
                                    ---------             ---------
                                    $   9,029             $   5,191
                                    =========             =========

The reserve for inventory was $283,000 and $238,000 as of December 31, 2000 and 1999, respectively.

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

         Revenue Recognition

The Company derives its revenue principally from the sale, installation and service of wireless telephone systems. Sales are recorded on transfer of title, which is generally upon shipment of product. Revenue from installation services is deferred and recognized when the services are performed. Maintenance revenue is deferred and recognized over the term of the maintenance agreement. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The effects, if any, of applying this guidance must be adopted by SEC registrants no later than December 31, 2000 and must be reported as a cumulative effect adjustment as of January 1, 2000, resulting from a change in accounting principle. Restatement of previously reported results of the earlier quarters of fiscal 2000, if necessary, is also required. The adoption of SAB 101 did not have a material effect on the Company's financial statements.

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

         Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing net earnings by the sum of the weighted-average number of common shares outstanding and, if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they are anti-dilutive, totaled 56,325, 49,423 and 815,970 for the years ended December 31, 2000, 1999 and 1998, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

                                                                     Years Ended December 31,
                                                               (In thousands, except per share amounts)
                                 ------------------------------------------------------------------------------------------------
                                               2000                            1999                            1998
                                 ------------------------------   ------------------------------   ------------------------------
                                    Net                  Per        Net                   Per        Net                   Per
                                  Income     Shares     Share      Income     Shares     Share      Income     Shares     Share
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Basic EPS---                     $  6,534     19,190   $   0.34   $  7,934     18,840   $   0.42   $  2,075     19,230   $   0.11
Effect of dilutive securities:
Stock purchase plan                    --         17         --         --         50         --         --         54         --
Stock options outstanding              --      1,133         --         --        610         --         --        316         --
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Diluted EPS---                   $  6,534     20,340   $   0.32   $  7,934     19,500   $   0.41   $  2,075     19,600   $   0.11
                                 ========   ========   ========   ========   ========   ========   ========   ========   ========


         Use of Estimates in the Preparation of Consolidated Financial
         Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value based method of accounting for stock options and similar equity instruments (see Note 3).

         Comprehensive Income

Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2000 and for the cumulative period from inception, the Company has not had any transactions that are required to be reported as adjustments to determine comprehensive income.

         Reportable Segments

Since its inception, the Company has conducted its operations in one operating segment.

         New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments and hedging activity. SFAS 133 requires recognition of all derivative instruments on the balance sheet as either assets or liabilities and be measured at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature of the instrument. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". SFAS 137 delays the effective date of SFAS 133 to financial quarters in financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe that this statement will materially impact its results of operations.


(3) STOCKHOLDERS' EQUITY

         Stock Option Plan

On May 24, 2000, the Company's stockholders approved the 2000 Stock Option Plan (the "2000 Option Plan"), which is a successor to the Company's original option plan, that became effective June 7, 1990. Collectively, these two option plans are referred to as the "Plans". The 2000 Option Plan provides selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase up to 2,000,000 shares of the Company's common stock. The 2000 Option Plan also provides for automatic annual increases in the number of shares available for the 2000 Option Plan by an amount equal to five percent of the total number of shares of the Company's common stock outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares ratified by the Company's Board of Directors, not to exceed 1,300,000 shares.

Under the terms of the 2000 Option Plan, the Board of Directors may grant either non-qualified or incentive stock options, as defined by the Internal Revenue Service. The purchase price per share of a non-qualified stock option will not be less than par value per share of the Company's common stock at the time of grant. The purchase price per share of an incentive stock option will not be less than 100% of the fair market value per share of the Company's common stock at the time of grant. If the grantee of an incentive stock option owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price will be at least 110% of the fair market value of a share of the Company's common stock at the date of grant.

Options granted under the Plans are exercisable for periods ranging from 8 to 10 years from the date of the grant or 5 years from the date of the grant for a holder of 10% or greater of the Company's stock.

Options granted become exercisable at a rate of 25% after 12 months from the date of grant and ratably per month thereafter, conditioned upon continued employment. Full vesting occurs after 48 months from the date of grant.

A summary of activity of the Plans for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                                                Weighted Average
                                                        Number of Shares         Exercise Price
                                                        ----------------        ----------------
                                                         (In thousands, except per share amounts)
             Outstanding at December 31, 1998                 1,921                $    3.30
                      Granted                                   748                $    4.60
                      Canceled                                 (236)               $    3.97
                      Exercised                                (479)               $    2.52
                                                             ------
             Outstanding at December 31, 1999                 1,954                $    3.99
                      Granted                                   724                $   10.95
                      Canceled                                  (86)               $    8.89
                      Exercised                                (254)               $    3.59
                                                             ------
             Outstanding at December 31, 2000                 2,338                $    6.01
                                                             ======                =========

             Exercisable at December 31, 2000                 1,083                $    3.71
                                                             ======                =========

A summary of additional information related to the options outstanding as of December 31, 2000 is as follows:

                                           Options Outstanding                             Options Exercisable
                         -----------------------------------------------------      ---------------------------------
                                 Number            Weighted                                 Number
                         Outstanding at             Average           Weighted         Exercisable           Weighted
Range of                       12/31/00           Remaining            Average         at 12/31/00            Average
Exercise Prices          (In thousands)    Contractual Life     Exercise Price      (In thousands)     Exercise Price
---------------          --------------    ----------------     --------------      --------------     --------------
$ 0.24 - $ 3.00                     259           2.8 years             $ 2.25                 245             $ 2.22
$ 3.13 - $ 3.56                     289           4.9 years             $ 3.43                 183             $ 3.38
$ 3.63 - $ 3.75                     312           4.9 years             $ 3.70                 212             $ 3.70
$ 3.81 - $ 4.25                     398           5.1 years             $ 4.10                 288             $ 4.07
$ 4.38 - $ 5.13                     286           6.4 years             $ 4.85                 115             $ 4.88
$ 5.25 - $ 9.06                     156           7.4 years             $ 8.40                  29             $ 7.92
$ 9.13                              275           7.1 years             $ 9.13                  --                 --
$ 9.25 - $12.19                     281           8.5 years             $11.06                  11             $ 9.63
$ 12.25- $26.88                      81           8.0 years             $16.73                  --                 --
$ 27.00                               1           7.2 years             $27.00                  --                 --
                                -------          ----------             ------               -----             ------
Total                             2,338           5.9 years             $ 6.01               1,083             $ 3.71
                                =======          ==========             ======               =====             ======

For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 4.84%, 5.23% and 5.51%; no expected dividend yields; expected lives (net of forfeitures) of 4.1 years, 3.8 years and
3.8 years; and expected volatility of 118%, 124% and 65%. The weighted average fair value of options granted in 2000, 1999 and 1998 was $9.94, $4.22 and $1.93, respectively.

         Employee Stock Purchase Plan

On May 24, 2000, the Company's stockholders amended the Employee Stock Purchase Plan (the "Stock Purchase Plan") to increase the authorized shares available for issue by 100,000 and to provide for an annual increase in the number of shares of common stock available under the Stock Purchase Plan in an amount equal to 60,000 per year. Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the Stock Purchase Plan if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the Stock Purchase Plan. Common Stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date or termination date of each offering period (usually six months). Under the Stock Purchase Plan, the Company sold to employees 64,035 shares in 2000, 140,772 shares in 1999, and 200,111 shares in 1998. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions for 2000, 1999 and 1998: no dividend yield; an expected life of six months; expected volatility of 118%, 124% and 65%, respectively; and a risk-free interest rate of 5.73%, 5.04% and 5.22%, respectively. The weighted-average fair value of the right to purchase those shares in 2000, 1999 and 1998 was $5.48, $2.10 and $1.14 per share, respectively.

         Pro Forma Disclosure of Stock-Based Compensation

The fair value of the stock options granted in 2000, 1999 and 1998 was approximately, $7,110,000, $3,159,000 and $819,000, respectively, which would be amortized as compensation expense over the graded vesting period of the options. Pro forma stock-based compensation expense for stock options, net of the effect of forfeitures, was $3,774,000, $796,000 and $894,000 in 2000, 1999 and 1998
respectively, and the Stock Purchase Plan was $338,000, $295,000 and $214,000 in 2000, 1999 and 1998, respectively. If compensation cost had been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income and diluted earnings per share would have been reduced to the following pro forma amounts:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           2000             1999             1998
                                        ----------       ----------       ----------
Net income:
   As reported                          $    6,534       $    7,934       $    2,075
   Pro forma                            $    3,902       $    7,258       $    1,388
Diluted earnings per share:
   As reported                          $     0.32       $     0.41       $     0.11
   Pro forma                            $     0.19       $     0.37       $     0.07

Weighted-average shares used to calculate pro forma diluted earnings per share were determined as described in Note 2.

(4) INCOME TAXES

The expense (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                2000            1999            1998
                                              --------        --------        --------
                                                           (IN THOUSANDS)
Current provision-
   Federal                                    $  2,162        $    672        $     49
   State                                           382             204              84
                                              --------        --------        --------
                                                 2,544             876             133
                                              --------        --------        --------
Deferred provision-
   Federal                                       1,017           1,462             248
   State                                            52             143              24
                                              --------        --------        --------
                                                 1,069           1,605             272
   Reduction of valuation allowance                 --          (4,246)           (272)
                                              --------        --------        --------
                                                 1,069          (2,641)             --
                                              --------        --------        --------
         Income tax expense (benefit)         $  3,613        $ (1,765)       $    133
                                              ========        ========        ========


The following reconciles the Company's effective tax expense (benefit) to the federal statutory expense for the years ended December 31, 2000, 1999 and 1998:

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                        2000            1999            1998
                                                      --------        --------        --------
                                                                   (IN THOUSANDS)
Income tax expense per federal statutory
  rate (34%)                                          $  3,450        $  2,097        $    751
State income taxes, net of federal benefit                 335             204              84
Permanent differences and other                             30             461            (130)
Income tax credits                                        (202)           (281)           (300)
Reduction of valuation allowance                            --          (4,246)           (272)
                                                      --------        --------        --------
                                                      $  3,613        $ (1,765)       $    133
                                                      ========        ========        ========

For federal income tax reporting purposes, at December 31, 2000, the Company has approximately $563,000 of research and development tax credit carryforwards and approximately $231,000 of alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities, respectively. The tax credits expire between 2015 and 2020 and are subject to examination by the tax authorities.

The Company's deferred income taxes are summarized as follows:

                                                         AS OF DECEMBER 31,
                                                        -------------------
                                                          2000       1999
                                                        --------   --------
                                                          (IN THOUSANDS)
Current deferred tax assets--
   Warranty reserve                                     $    109   $    111
   Allowance for uncollectible accounts                      115        134
   Inventory reserve                                         114         90
   Accrued vacation                                          204        180
   Net operating loss carryforward                            --        131
   Tax credit carryforward                                   794      1,224
   Other accrued liabilities                                  --        103
                                                        --------   --------
                                                        $  1,336   $  1,973
                                                        ========   ========
Long-term deferred tax assets (liabilities)--
   Depreciation                                         $    236   $    328
   Capital leases                                             --       (106)
   Tax credit carryforwards                                   --        446
                                                        --------   --------
                                                        $    236   $    668
                                                        ========   ========

During 1999, the Company eliminated the valuation allowance against its deferred tax assets, as management believed that it was more likely than not that such tax benefits would be realized.

(5) RELATED PARTY

The Company rented office space in 2000 from an affiliated company owned by one of the Company's officers, directors and shareholders. The lease commenced on April 11, 2000, was renewed on October 12, 2000, and will continue to be renewable every six months. Total rent paid to the related party was $40,365 for the year ended December 31, 2000.

(6)  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain research and office equipment under noncancelable operating lease agreements. Minimum future annual lease payments under these leases as of December 31, 2000, are as follows:

         YEAR ENDING DECEMBER 31:                           (IN THOUSANDS)
         ------------------------                           --------------
         2001                                                   $ 1,006
         2002                                                       910
         2003                                                       933
         2004                                                       911
         2005                                                       470
         Thereafter                                                  --
                                                                -------
                                                                $ 4,230
                                                                =======

Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $1,241,000, $1,346,000 and $1,080,000, respectively.

(7)  MAJOR CUSTOMERS

The Company had sales to one major customer which individually comprised more than 10% of total net sales in 2000 and one major customer which individually comprised more than 10% of total net sales in 1998. These major customers represented 12% and 17% of net sales in 2000 and 1998, respectively. The Company did not have any customers that individually comprised more than 10% of total sales for the year ended December 31, 1999.

The Company's accounts receivable balances from customers in excess of 10% of the net trade accounts receivable balance consisted of no customers as of December 31, 2000 and 1999.

(8)  RETIREMENT PLAN

The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers all eligible employees who have completed one month of service, as defined in the 401(k) Plan, and are age 18 or older. Participants may defer from 2% to 15% of their compensation, as defined, up to a maximum limit determined by law. Participants are always fully vested in their contributions.

The Company may make discretionary matching contributions up to a maximum of 6% of each participant's compensation. Additionally, the Company may make discretionary contributions to eligible employees in proportion to the employee's compensation and unrelated to any employee contributions. Vesting in the Company's discretionary contributions is based on years of service, with a participant fully vested after four years of credited service. The Company has made approximately $244,000, $0 and $0 of contributions to the 401(k) Plan for the years ended December 31, 2000, 1999, and 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information required to be set forth hereunder has been omitted and, except as stated therein, will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on or about May 23, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

        Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on or about May 23, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on or about May 23, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on or about May 23, 2001.

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

          10.8          Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

          10.9          Sublease Agreement dated May 1, 1990, between Incubix, Inc. and the Company.(1)

          10.10         Lease agreement dated October 17, 1996 between the Company and Flatiron Park
                        Company.(2)

          10.11         Lease agreement dated February 26, 1998, as amended January 8, 1999, between the Company and Flatiron Park Company.(3)

          10.12         SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements.(5)

          10.13         SpectraLink Corporation Employee Stock Purchase Plan, as amended.(5)

          21.1          Subsidiaries of the Company.(4)

          23.1          Consent of Arthur Andersen LLP*.


----------

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

         (4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         (5) Incorporated by reference from the Registrant's Definitive Proxy Statement for the fiscal year ended December 31, 1999.

(b)     Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2000.



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

Date: March 20, 2001

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


         Signatures                                Title                                 Date
         ----------                                -----                                 ----
/s/  BRUCE M. HOLLAND                       Principal Executive Officer             March 20, 2001
---------------------------------------       and Director
     Bruce M. Holland


/s/  NANCY K. HAMILTON                      Principal Financial Officer             March 20, 2001
---------------------------------------       and Principal Accounting Officer
     Nancy K. Hamilton


/s/  CARL D. CARMAN                         Director                                March 20, 2001
---------------------------------------
     Carl D. Carman


/s/  ANTHONY V. CAROLLO, JR.                Director                                March 20, 2001
---------------------------------------
     Anthony V. Carollo, Jr.


/s/  BURTON J. MCMURTRY                     Director                                March 20, 2001
---------------------------------------
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

          10.8          Form of Employee Non-Disclosure Agreement used between the Company and its employees.(1)

          10.9          Sublease Agreement dated May 1, 1990, between Incubix, Inc. and the Company.(1)

          10.10         Lease agreement dated October 17, 1996 between the Company and Flatiron Park
                        Company.(2)

          10.11         Lease agreement dated February 26, 1998, as amended January 8, 1999, between the Company and Flatiron Park Company.(3)

          10.12         SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements.(5)

          10.13         SpectraLink Corporation Employee Stock Purchase Plan, as amended.(5)

          21.1          Subsidiaries of the Company.(4)

          23.1          Consent of Arthur Andersen LLP*.


----------

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

         (4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         (5) Incorporated by reference from the Registrant's Definitive Proxy Statement for the fiscal year ended December 31, 1999.