Form 10-Q
period 2001-03-31
SPECTRALINK CORP
filed 2001-05-01
CIK 894268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers:
As of March 31, 2001, there were outstanding 18,981,090 shares of SpectraLink Corporation Common Stock - par value $.01.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                                      INDEX


Part I            Financial Information                                                                  Page
     Item 1       Consolidated Financial Statements

                  Consolidated Balance Sheets at
                  March 31, 2001 (Unaudited) and December 31, 2000                                       3

                  Consolidated Statements of Income
                  Three months ended March 31, 2001 and 2000 (Unaudited)                                 4

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000 (Unaudited)                                 5

                  Notes to Consolidated Financial Statements (Unaudited)                                 6

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  8

     Item 3       Quantitative and Qualitative Disclosures about Market Risk                            12


Part II           Other Information

     Item 6       Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                       None

                  (b)  Form 8-K
                       None

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                 March 31,    December 31,
                                                                                  2001           2000
                                                                               -----------    ------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                   $ 20,834      $ 20,793
     Short-term investments in marketable securities                                8,471        10,976
     Trade accounts receivable, net of allowance of $317 and $308,
       respectively                                                                15,947        14,481
     Inventory, net                                                                 9,404         9,029
     Deferred income taxes - current portion                                        1,336         1,336
     Other                                                                          1,038         1,037
                                                                                 --------      --------
         Total current assets                                                      57,030        57,652

INVESTMENT IN MARKETABLE SECURITIES                                                 1,014            --

PROPERTY AND EQUIPMENT, at cost:
     Furniture and fixtures                                                         1,525         1,461
     Equipment                                                                      5,491         5,173
     Leasehold improvements                                                           824           805
                                                                                 --------      --------
                                                                                    7,840         7,439
     Less - Accumulated depreciation                                               (5,673)       (5,420)
                                                                                 --------      --------
         Net Property and equipment                                                 2,167         2,019
DEFERRED INCOME TAXES - NON CURRENT                                                   236           236
OTHER                                                                                 152           163
                                                                                 --------      --------
         TOTAL ASSETS                                                            $ 60,599      $ 60,070
                                                                                 ========      ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $  1,430      $  1,549
     Accrued payroll, commissions, and employee benefits                            1,893         2,519
     Income taxes payable                                                             557            62
     Accrued sales, use and property taxes                                            191           266
     Accrued warranty expenses                                                        255           290
     Other accrued expenses                                                           774           695
     Deferred revenue                                                               2,963         2,932
                                                                                 --------      --------
         Total current liabilities                                                  8,063         8,313
LONG-TERM LIABILITIES                                                                 249           263
                                                                                 --------      --------
         TOTAL LIABILITIES                                                          8,312         8,576
                                                                                 --------      --------

STOCKHOLDERS' EQUITY:
     Preferred stock, 5,000 shares authorized, none issued and outstanding             --            --
     Common stock, $0.01 par value; 50,000 shares authorized; 20,884 and 20,775 shares issued, respectively, and 18,981 shares and
       19,059 shares outstanding, respectively                                        208           207
     Additional paid-in capital                                                    54,659        53,855
     Retained earnings                                                              7,733         5,996
     Treasury stock, at cost                                                      (10,313)       (8,564)
                                                                                 --------      --------
         TOTAL STOCKHOLDERS' EQUITY                                                52,287        51,494
                                                                                 --------      --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 60,599      $ 60,070
                                                                                 ========      ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Three Months Ended March 31,
                                                -----------------------------
                                                 2001                  2000
                                                -------               -------
SALES:
       Product Sales, net                       $11,694               $ 9,770
       Service Sales                              2,369                 1,832
                                                -------               -------
            Net Sales                            14,063                11,602

COST OF SALES:
       Cost of Product Sales                      3,185                 3,622
       Cost of Service Sales                      1,310                   765
                                                -------               -------
             Total Cost of Sales                  4,495                 4,387
                                                -------               -------

                  Gross Profit                    9,568                 7,215

OPERATING EXPENSES:
     Research and Development                     1,275                 1,078
     Marketing and Selling                        5,151                 4,337
     General and Administrative                     805                   684
                                                -------               -------
         Total Operating Expenses                 7,231                 6,099
                                                -------               -------

INCOME FROM OPERATIONS                            2,337                 1,116
INVESTMENT INCOME AND OTHER, net                    441                   398
                                                -------               -------
INCOME BEFORE INCOME TAXES                        2,778                 1,514
INCOME TAX EXPENSE                                1,041                   568
                                                -------               -------

NET INCOME                                      $ 1,737               $   946
                                                =======               =======

BASIC EARNINGS PER SHARE (Note 3)               $  0.09               $  0.05
                                                =======               =======

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        19,080                19,170
                                                =======               =======

DILUTED EARNINGS PER SHARE (Note 3)             $  0.09               $  0.05
                                                =======               =======

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      20,050                20,680
                                                =======               =======


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Three Months Ended March 31,
                                                                                     -----------------------------
                                                                                       2001                 2000
                                                                                     --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $  1,737             $    946
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                    253                  287
         Income tax benefit from the exercise of stock options                            349                  475
         Provision for bad debts                                                            9                    8
         Provision for excess and obsolete inventory                                       76                   40
         Amortization of discount on investments in marketable securities                 (25)                 (56)
     Changes in assets and liabilities -
         Increase in trade accounts receivable                                         (1,475)                (837)
         Increase in inventory                                                           (451)                (520)
         Decrease in other assets                                                          10                  253
         Decrease in accounts payable                                                    (119)                (263)
         Increase (decrease) in accrued liabilities, income taxes payable and
           deferred revenue                                                              (145)                  66
                                                                                     --------             --------
            Net cash provided by operating activities                                     219                  399

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                 (401)                (135)
     Purchases of investments in marketable securities                                 (3,484)              (1,976)
     Maturity of investments in marketable securities                                   5,000                3,000
                                                                                     --------             --------
            Net cash provided by investing activities                                   1,115                  889

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options                                      456                  769
     Purchase of treasury stock                                                        (1,749)                  --
                                                                                     --------             --------
            Net cash provided by (used in) financing activities                        (1,293)                 769
                                                                                     --------             --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                      41                2,057
CASH AND CASH EQUIVALENTS, beginning of period                                         20,793                9,604
                                                                                     --------             --------
CASH AND CASH EQUIVALENTS, end of period                                             $ 20,834             $ 11,661
                                                                                     ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for income taxes                                                      $    198             $    225
                                                                                     ========             ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1. Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2001, and for the three months ended March 31, 2001 and 2000 have been prepared from the books and records of SpectraLink Corporation and SpectraLink International Corporation (together the "Company") and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2001, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

         New Accounting Pronouncement

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe that this statement will materially impact its results of operations.

         Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2. Inventory

Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory at March 31, 2001, and December 31, 2000, consisted of the following:

                       March 31,     December 31,
                         2001           2000
                      -----------    ------------
                      (Unaudited)
                           (In Thousands)
Raw materials           $5,168        $5,544
Work in progress            43             1
Finished goods           4,193         3,484
                        ------        ------
                        $9,404        $9,029
                        ======        ======

The reserve for inventory was $359,000 and $283,000 as of March 31, 2001 and December 31, 2000, respectively.


3. Earnings Per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they were anti-dilutive, totaled 173,279 and 20,177 for the three months ended March 31, 2001 and 2000, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

                                                                 Three months ended March 31,
                                                           (In thousands, except per share amounts)
                                      ----------------------------------------------------------------------------
                                                     2001                                     2000
                                      -----------------------------------      -----------------------------------
                                      Income        Shares      Per Share      Income        Shares      Per Share
Basic EPS---                          $1,737        19,080        $0.09        $  946        19,170        $0.05
Effect of dilutive securities:
    Stock purchase plan                   --            11           --            --            11           --
    Stock options outstanding             --           959           --            --         1,499           --
                                      ------        ------        -----        ------        ------        -----
Diluted EPS---                        $1,737        20,050        $0.09        $  946        20,680        $0.05
                                      ------        ------        -----        ------        ------        -----

4. Stockholders' Equity

In the first quarter of 2001, the Company repurchased 187,500 shares of outstanding common stock (now classified as treasury stock) at a cost of $1,749,000. The Company had no repurchases of shares into treasury stock during the first quarter of 2000.

                                 PART I - ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     SPECTRALINK CORPORATION AND SUBSIDIARY

This Form 10-Q contains forward looking statements within the context of section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward looking statement involves a number of risks and uncertainties which are either described in this report or in those risk factors specifically delineated and described in Part 2 Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the U.S. Securities and Exchange Commission on March 20, 2001 ("2000 Form 10-K"). The actual results that the Company achieves may differ materially from those described in any forward looking statement due to such risks and uncertainties. The Company has identified by * BOLD FACE * various sentences within this Form 10-Q which are believed to contain forward looking statements. Additionally, words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may arise after the date of this report.

BUSINESS DESCRIPTION

The Company commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. The Company's primary sales efforts are currently focused on home improvement and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing facilities, corporate offices and education facilities. The Company sells its systems in the United States, Canada, Mexico and Europe through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. Effective December 23, 1999, the Company incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of the Company.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations for the three month periods ended March 31, 2001 and 2000, as a percentage of net sales in each of these periods. This data has been derived from unaudited consolidated financial statements.

        Statement of Operations Data:

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                2001                 2000
                                                               ------               -------
        Product Sales, net                                      83.2%                84.2%
        Service Sales                                           16.8%                15.8%
          Net Sales                                            100.0%               100.0%
        Cost of Product Sales                                   22.7%                31.2%
        Cost of Service Sales                                    9.3%                 6.6%
          Total Cost of Sales                                   32.0%                37.8%
        Gross Profit                                            68.0%                62.2%
        Operating Expenses:
          Research and Development                               9.1%                 9.3%
          Marketing and Selling                                 36.6%                37.4%
          General and Administrative                             5.7%                 5.9%
        Total Operating Expenses                                51.4%                52.6%
        Income from Operations                                  16.6%                 9.6%
        Investment Income and Other, net                         3.1%                 3.4%
        Income Before Income Taxes                              19.7%                13.0%
        Income Tax Expense                                       7.4%                 4.9%
        Net Income                                              12.3%                 8.1%

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Product Sales, net. The Company derives its product revenue principally from the sale of wireless, on-premises telephone systems. Product sales for the three months ended March 31, 2001, increased by 20% to $11,694,000 from $9,770,000 for the same period last year. The increase in sales was mainly due to increased product sales through dealers and distributors, and increased penetration of commercial markets.

Service Sales. The Company derives its service revenue principally from the installation and service of wireless, on-premises telephone systems. Service sales for the three months ended March 31, 2001, increased by 29% to $2,369,000 from $1,832,000 for the same period last year. The increase in service sales was mainly due to increased revenue from maintenance contracts and installations.

The customer mix shows a relatively equal increase in the percentage of indirect sales compared to the decrease in the percentage of direct sales for the three months ended March 31, 2001 and 2000. The following table details the sales to different customer types as a percentage of total net sales:

Customer Mix Table

                           (As a Percentage of Net Sales):
                           Three Months Ended March 31,

                            2001                     2000
                           ------                   ------
Customer Type:
Direct Sales                 27.9%                   39.6%
Indirect Sales               55.3%                   44.7%
Service Sales                16.8%                   15.7%
                           ------                  ------
Total Net Sales             100.0%                  100.0%
                           ======                  ======

The following table summarizes sales to major customers:

Sales to Major Customers

                            (As a Percentage of Net Sales):
                             Three Months Ended March 31,

                             2001                     2000
                            ------                   ------
Customer Name:
Customer A:                   10.3%                    1.4%
Customer B:                     --                    15.9%

No other customers accounted for 10% or more of sales in any of these periods.

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 33% to $9,568,000 for the three months ended March 31, 2001, from $7,215,000 for the same period last year. For the three months ended March 31, 2001, gross profit margin (gross profit as a percentage of net sales) increased to 68.0% from 62.2% in the same period last year. The increase in gross profit margin as a percentage of sales was mainly due to increase in sales, lower material cost and a product mix favoring large systems and sales to the commercial market.

Research and Development. Research and development expenses consist primarily of employee costs, professional services and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 18% to $1,275,000 for the three months ended March 31, 2001, from $1,078,000 for the same period last year, representing 9.1% and 9.3%, respectively, of net sales. THE COMPANY EXPECTS TO MAINTAIN ITS CURRENT LEVEL OF SPENDING ON RESEARCH AND DEVELOPMENT AS A PERCENTAGE OF REVENUE. Research and development expenses in both periods were associated with new product development, improvements to existing products, and manufacturing process improvements. The decrease in the percent of sales was due to economies of scale resulting from increased sales.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows and market research. Sales and marketing expenses increased by 19% to $5,151,000 for the three months ended March 31, 2001, from $4,337,000 for the same period last year, representing 36.6% and 37.4%, respectively, of net sales. The increase in dollars spent was primarily due to developing the education market, enhancing the indirect sales channel, as well as adding sales and marketing personnel to increase sales and market penetration in North America and Europe. The decrease in percent of sales was due to economies of scale resulting from increased sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 18% to $805,000 for the three months ended March 31, 2001, from $684,000 for the same period last year, representing 5.7% and 5.9%, respectively, of net sales. The increase was primarily a result of increasing the Company's infrastructure to support a higher volume of sales and future growth, which resulted in increased salaries, and general business matters. The decrease in percent of sales was due to economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other increased by 11% to $441,000 for the three months ended March 31, 2001, from $398,000 for the same period last year, representing 3.1% and 3.4%, respectively, of net sales. The increase in investment income and other was primarily due to an increase in investment balances. The decrease in percent of sales was due to economies of scale resulting from increased sales.

Income Tax. The Company's income tax expense was $1,041,000 for the three months ended March 31, 2001, compared to $568,000 for the same period last year. The increase was primarily related to increased sales and income from operations of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of March 31, 2001, the Company had $30,319,000 of cash, cash equivalents and investments in marketable securities.

For the three months ended March 31, 2001, the Company generated cash from operations of $219,000, which was a direct result of net income of $1,737,000, reduced by changes in the Company's increases in accounts receivable and inventory. Investing activities provided cash of $1,115,000 consisting primarily of maturities of investments in marketable securities, net of reinvestments and purchases of property and equipment of $401,000. The Company used $1,293,000 of cash in financing activities during the three months ended March 31, 2001, which was a direct result of purchases of 187,500 shares of outstanding common stock (now classified as treasury stock) at a cost of $1,749,000. The use of cash to repurchase common stock was offset by proceeds of $456,000 received from stock option exercises.

As of March 31, 2001, the Company had working capital of $48,967,000 compared to $49,339,000 at December 31, 2000. The decrease in working capital occurred primarily from purchases of long-term investments in marketable securities and repurchases of common stock offset by cash flows from operations. As of March 31, 2001, the Company's current ratio (ratio of current assets to current liabilities) was 7.1:1, compared with a current ratio of 6.9:1 as of December 31, 2000.

THE COMPANY BELIEVES THAT ITS CURRENT CASH, CASH EQUIVALENTS AND INVESTMENTS (INCLUDING INVESTMENTS IN MARKETABLE SECURITIES WITH MATURITIES GREATER THAN ONE YEAR AND THEREFORE CLASSIFIED AS LONG-TERM ASSETS), AND CASH GENERATED FROM OPERATIONS WILL BE SUFFICIENT, BASED ON THE COMPANY'S PRESENTLY ANTICIPATED NEEDS, TO

FUND NECESSARY CAPITAL EXPENDITURES, TO PROVIDE ADEQUATE WORKING CAPITAL, AND TO FINANCE THE COMPANY'S EXPANSION FOR THE FORESEEABLE FUTURE. THERE CAN BE NO ASSURANCE, HOWEVER, THAT THE COMPANY WILL NOT REQUIRE ADDITIONAL FINANCING. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE TO THE COMPANY ON ACCEPTABLE TERMS, OR AT ALL, WHEN REQUIRED BY THE COMPANY. IF EQUITY SECURITIES ARE ISSUED TO RAISE ADDITIONAL FUNDS, FURTHER DILUTION TO THE EXISTING STOCKHOLDERS WILL RESULT.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 140

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. THE COMPANY DOES NOT BELIEVE THAT THIS STATEMENT WILL MATERIALLY IMPACT ITS RESULTS OF OPERATIONS.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of March 31, 2001, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

As part of the Company's cash management strategy, at March 31, 2001, the Company had short-term investments of $8,471,000 and long-term investments of $1,014,000 consisting mainly of U.S. Treasury and government agency securities and corporate debt securities. The Company has the intent and the ability to hold these investments to maturity and thus have classified these investments, which are stated at amortized cost as "held-to-maturity". The Company has completed a market risk sensitivity analysis of these investments based on an assumed 1% increase in interest rates. If market interest rates had increased 1% during the three months ended March 31, 2001, the Company would have experienced an unrealized loss of approximately $26,000 on these investments. This is only an estimate. Any actual loss due to an increase in interest rates could differ from this estimate.

SPECTRALINK CORPORATION


Part II           Other Information

     Item 6       Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       No exhibits are filed with this Report. Exhibits filed with the Company's 2000 Form 10-K constitute those exhibits currently required to be on file. The reader should refer to the 2000 Form 10-K under Part IV, Item 14, for a list of those exhibits.


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


                                     SPECTRALINK CORPORATION


Date:  May 1, 2001                   By: /s/ NANCY K. HAMILTON
                                     Nancy K. Hamilton,
                                     Principal Financial and Accounting Officer
                                     and on behalf of the Registrant