Form 10-Q
period 2001-06-30
SPECTRALINK CORP
filed 2001-08-10
CIK 894268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       or

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

Applicable only to corporate issuers:

As of June 30, 2001, there were 18,830,920, shares of SpectraLink Corporation's Common Stock - par value $.01.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                                      INDEX

Part I            Financial Information                                                                  Page

     Item 1       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at
                  June 30, 2001 (Unaudited) and December 31, 2000                                        3

                  Condensed Consolidated Statements of Income
                  Three months and six months ended June 30, 2001 and 2000 (Unaudited)                   4

                  Condensed Consolidated Statements of Cash Flows
                  Six months ended June 30, 2001 and 2000 (Unaudited)                                    5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                       6

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  8

     Item 3       Quantitative and Qualitative Disclosures about Market Risk                            12


Part II           Other Information

     Item 4       Submission of Matters to a Vote of Security Holders                                   13

     Item 6       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                        None

                  (b) Form 8-K
                        None

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                             ASSETS

                                                                                                June 30,       December 31,
                                                                                                  2001             2000
                                                                                               -----------    ------------
                                                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                                 $    25,686     $     20,793
     Short-term investments in marketable securities                                                 5,000           10,976
     Trade accounts receivable, net of allowance of $364 and $308 respectively                      16,966           14,481
     Inventory, net                                                                                  8,070            9,029
     Deferred income taxes-current portion                                                           1,336            1,336
     Other                                                                                             974            1,037
                                                                                               -----------     ------------
          Total current assets                                                                      58,032           57,652

PROPERTY AND EQUIPMENT, at cost:
     Furniture and fixtures                                                                          1,539            1,461
     Equipment                                                                                       5,748            5,173
     Leasehold improvements                                                                            847              805
                                                                                               -----------     ------------
                                                                                                     8,134            7,439
     Less - Accumulated depreciation                                                                (5,947)          (5,420)
                                                                                               -----------     ------------
          Net Property and equipment                                                                 2,187            2,019
DEFERRED INCOME TAXES - NON CURRENT                                                                    236              236
OTHER                                                                                                  168              163
                                                                                               -----------     ------------
          TOTAL ASSETS                                                                         $    60,623     $     60,070
                                                                                               ===========     ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                          $       867     $      1,549
     Accrued payroll, commissions, and employee benefits                                             2,197            2,519
     Income taxes payable                                                                               73               62
     Accrued sales, use, and property taxes                                                            277              266
     Accrued warranty expenses                                                                         254              290
     Other accrued expenses                                                                            609              695
     Deferred revenue                                                                                3,093            2,932
                                                                                               -----------     ------------
          Total current liabilities                                                                  7,370            8,313
LONG-TERM LIABILITIES                                                                                  246              263
                                                                                               -----------     ------------
          TOTAL LIABILITIES                                                                          7,616            8,576
                                                                                               -----------     ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, 5,000 shares authorized, none issued and outstanding                              --               --
     Common stock, $0.01 par value; 50,000 shares authorized; 20,937 and 20,775 shares issued, respectively, and 18,831 shares and 19,059 shares outstanding,
        respectively                                                                                   209              207
     Additional paid-in capital                                                                     55,070           53,855
     Retained earnings                                                                               9,847            5,996
     Treasury stock, 2,106 shares and 1,716 shares, respectively, at cost                          (12,119)          (8,564)
                                                                                               -----------     ------------
          TOTAL STOCKHOLDERS' EQUITY                                                                53,007           51,494
                                                                                               -----------     ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    60,623     $     60,070
                                                                                               ===========     ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  Three Months Ended            Six Months Ended
                                               ------------------------    ------------------------
                                                        June 30,                   June 30,
                                               ------------------------    ------------------------
                                                  2001          2000          2001          2000
                                               ----------    ----------    ----------    ----------
SALES:
        Product Sales, net                     $   14,083    $   11,060    $   25,777    $   20,799
        Service Sales                               2,479         1,707         4,848         3,571
                                               ----------    ----------    ----------    ----------
             Net Sales                             16,562        12,767        30,625        24,370

COST OF SALES:
        Cost of Product Sales                       4,213         3,618         7,398         7,241
        Cost of Service Sales                       1,373           935         2,683         1,700
                                               ----------    ----------    ----------    ----------
             Total Cost of Sales                    5,586         4,553        10,081         8,941
                                               ----------    ----------    ----------    ----------

                  Gross Profit                     10,976         8,214        20,544        15,429

OPERATING EXPENSES:
        Research and Development                    1,327         1,118         2,602         2,196
        Marketing and Selling                       5,730         4,846        10,881         9,183
        General and Administrative                    895           743         1,700         1,426
                                               ----------    ----------    ----------    ----------

             Total Operating Expenses               7,952         6,707        15,183        12,805
                                               ----------    ----------    ----------    ----------

INCOME FROM OPERATIONS                              3,024         1,507         5,361         2,624
INVESTMENT INCOME AND OTHER, net                      359           504           800           901
                                               ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES                          3,383         2,011         6,161         3,525
INCOME TAX EXPENSE                                  1,269           754         2,310         1,322
                                               ----------    ----------    ----------    ----------

NET INCOME                                     $    2,114    $    1,257    $    3,851    $    2,203
                                               ==========    ==========    ==========    ==========

BASIC EARNINGS PER SHARE (Note 3)              $     0.11    $     0.06    $     0.20    $     0.11
                                               ==========    ==========    ==========    ==========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          18,890        19,270        18,980        19,220
                                               ==========    ==========    ==========    ==========

DILUTED EARNINGS PER SHARE (Note 3)            $     0.11    $     0.06    $     0.19    $     0.11
                                               ==========    ==========    ==========    ==========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        19,680        20,700        19,870        20,690
                                               ==========    ==========    ==========    ==========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  Six Months Ended June 30,
                                                                                 ---------------------------
                                                                                     2001           2000
                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $     3,851     $     2,203
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   527             559
         Income tax benefit from the exercise of stock options                           374             515
         Provision for bad debts                                                          56              14
         Provision for excess and obsolete inventory                                     154              40
         Amortization of discount on investments in marketable securities                (40)            (85)
     Changes in assets and liabilities -
         Increase in trade accounts receivable                                        (2,541)           (889)
         Decrease (increase) in inventory                                                805          (1,692)
         Decrease in other assets                                                         58             321
         Decrease in accounts payable                                                   (682)           (142)
         Increase (decrease) in accrued liabilities, income taxes payable and
            deferred revenue                                                            (278)            513
                                                                                 -----------     -----------
            Net cash provided by operating activities                                  2,284           1,357

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                (695)           (327)
     Purchases of investments in marketable securities                                (3,484)         (1,976)
     Maturity of investments in marketable securities                                  9,500           6,000
                                                                                 -----------     -----------
            Net cash provided by investing activities                                  5,321           3,697

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options                                     548             875
     Proceeds from issuances of common stock                                             295             299
     Purchases of treasury stock                                                      (3,555)           (415)
                                                                                 -----------     -----------
            Net cash provided by (used in) financing activities                       (2,712)            759
                                                                                 -----------     -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                  4,893           5,813
CASH AND CASH EQUIVALENTS, beginning of period                                        20,793           9,604
                                                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                         $    25,686     $    15,417
                                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for income taxes                                                  $     1,933     $       133
                                                                                 ===========     ===========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2001, and for the three months and six months ended June 30, 2001 and 2000 have been prepared from the books and records of SpectraLink Corporation and SpectraLink International Corporation (together the "Company") and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2001, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

         New Accounting Pronouncement

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset, but does not permit amortization of goodwill as previously required by APB Opinion No. 17 "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements will depend on whether or not the Company enters into business combination transactions in the future. If so, the Company expects that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.


         Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2. Inventory

Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory at June 30, 2001, and December 31, 2000, consisted of the following:


                        June 30,        December 31,
                      ------------      ------------
                          2001              2000
                      ------------      ------------
                       (Unaudited)
                            (In Thousands)
Raw materials         $      4,067      $      5,544
Work in progress                20                 1
Finished goods               3,983             3,484
                      ------------      ------------
                      $      8,070      $      9,029
                      ============      ============

The reserve for inventory was $ 437,000 and $283,000 as of June 30, 2001 and December 31, 2000, respectively.

3.  Earnings Per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they were anti-dilutive, totaled 781,237 and 62,558 for the three months ended June 30, 2001 and 2000, respectively, and 299,230 and 41,787 shares for the six months ended June 30, 2001 and 2000, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:


                                                                  Three months ended June 30,
                                                           (In thousands, except per share amounts)
                                    ------------------------------------------------------------------------------------
                                                     2001                                         2000
                                    ---------------------------------------      ---------------------------------------
                                     Income         Shares        Per Share       Income          Shares       Per Share
                                    ---------      ---------      ---------      ---------      ---------      ---------
Basic EPS---                        $   2,114         18,890      $    0.11      $   1,257         19,270      $    0.06
Effect of dilutive securities:
    Stock purchase plan                    --             25             --             --             30             --
    Stock options outstanding              --            765             --             --          1,400             --
                                    ---------      ---------      ---------      ---------      ---------      ---------
Diluted EPS---                      $   2,114         19,680      $    0.11      $   1,257         20,700      $    0.06
                                    =========      =========      =========      =========      =========      =========


                                                                   Six months ended June 30,
                                                           (In thousands, except per share amounts)
                                    -------------------------------------------------------------------------------------
                                                     2001                                         2000
                                    ---------------------------------------       ---------------------------------------
                                     Income         Shares        Per Share       Income          Shares        Per Share
                                    ---------      ---------      ---------       ---------      ---------      ---------
Basic EPS---                        $   3,851         18,980      $    0.20       $   2,203         19,220      $    0.11
Effect of dilutive securities:
    Stock purchase plan                    --             18             --              --             20             --
    Stock options outstanding              --            872           (.01)             --          1,450             --
                                    ---------      ---------      ---------       ---------      ---------      ---------
Diluted EPS---                      $   3,851         19,870      $    0.19       $   2,203         20,690      $    0.11
                                    =========      =========      =========       =========      =========      =========

4. Stockholders' Equity

In the second quarter of 2001, the Company repurchased 202,500 shares of outstanding common stock (now classified as treasury stock) at a cost of $1,806,000 and during the second quarter of 2000, 32,500 shares were repurchased at a cost of $415,000.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations for the three month and six month periods ended June 30, 2001 and 2000, as a percentage of net sales in each of these periods. This data has been derived from unaudited consolidated financial statements.


Statement of Operations Data:


                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                       ---------------------------       --------------------------
                                         2001             2000             2001             2000
                                       ---------        ----------       ---------        ---------


Product Sales, net                          85.0%            86.6%            84.2%            85.3%

Service Sales                               15.0%            13.4%            15.8%            14.7%

    Net Sales                              100.0%           100.0%           100.0%           100.0%

Cost of Product Sales                       25.4%            28.4%            24.1%            29.7%

Cost of Service Sales                        8.3%             7.3%             8.8%             7.0%

   Total Cost of Sales                      33.7%            35.7%            32.9%            36.7%

Gross Profit                                66.3%            64.3%            67.1%            63.3%

Operating Expenses:

   Research and Development                  8.0%             8.7%             8.5%             9.0%

   Marketing and Selling                    34.6%            38.0%            35.5%            37.7%

   General and Administrative                5.4%             5.8%             5.6%             5.8%

Total Operating Expenses                    48.0%            52.5%            49.6%            52.5%

Income from Operations                      18.3%            11.8%            17.5%            10.8%

Investment Income and Other, net             2.2%             3.9%             2.6%             3.7%

Income Before Income Taxes                  20.5%            15.7%            20.1%            14.5%

Income Tax Expense                           7.7%             5.9%             7.5%             5.4%

Net Income                                  12.8%             9.8%            12.6%             9.1%

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Product Sales, net. The Company derives its product revenue principally from the sale of wireless, on-premises telephone systems. Product sales for the three months ended June 30, 2001, increased by 27.3% to $14,083,000 from $11,060,000 for the same period last year. Product sales for the six months ended June 30, 2001 increased by 23.9% to $25,777,000 from $20,799,000 for the same period last year. The increase in sales was mainly due to increased product sales through dealers and distributors, and increased penetration of the education and commercial markets.

Service Sales. The Company derives its service revenue principally from the installation and service of wireless, on-premises telephone systems. Service sales for the three months ended June 30, 2001, increased by 45.2% to $2,479,000 from $1,707,000 for the same period last year. Service sales for the six months ended June 30, 2001 increased by 35.8% to $4,848,000 from $3,571,000 for the same period last year. The increase in service sales was mainly due to increased revenue from maintenance contracts and installations.

The customer mix shows a relatively equal increase in the percentage of indirect sales compared to the decrease in the percentage of direct sales for the three months and six months ended June 30, 2001 and 2000. The following table details the sales to different customer types as a percentage of total net sales:

                                          Customer Mix Table
                                   (As a Percentage of Net Sales)

                      Three Months Ended June 30,        Six Months Ended June 30,
                      ---------------------------       --------------------------
                         2001             2000            2001             2000
                      ---------        ----------       ---------        ---------
Customer Type:
Indirect Sales             61.7%            58.9%            58.8%            52.2%
Direct Sales               23.3%            27.7%            25.4%            33.3%
Service Sales              15.0%            13.4%            15.8%            14.5%
                      ---------        ---------        ---------        ---------
Total Net Sales           100.0%           100.0%             100%             100%
                      =========        =========        =========        =========

The following table summarizes sales to major customers:


                                      Sales to Major Customers
                                   (As a Percentage of Net Sales)

                     Three Months Ended June 30,       Six Months Ended June 30,
                     ---------------------------       -------------------------
                       2001             2000             2001              2000
                     ---------        ----------       ---------        ---------
Customer Name:
Customer A:               17.1%            15.0%            13.8%            11.0%
Customer B:               11.0%             7.0%            10.7%             5.0%


Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 33.6% to $10,976,000 for the three months ended June 30, 2001, from $8,214,000 for the same period last year. Gross profit increased by 33.2% to $20,544,000 for the six months ended June 30, 2001 from $15,429,000 for the same period last year. For the three months and six months ended June 30, 2001, gross profit margin (gross profit as a percentage of net sales) increased to 66.3% from 64.3% and to 67.1% from 63.3% respectively. The increase in gross profit margin as a percentage of sales was mainly due to the increase in sales, lower material cost and a product mix favoring large systems and sales to the commercial market.

Research and Development. Research and development expenses consist primarily of employee costs, professional services and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 18.7% to $1,327,000 for the three months ended June 30, 2001, from $1,118,000 for the same period last year, representing 8.0% and 8.7%, respectively, of net sales. Research and development increased by 18.5% to $2,602,000 representing 8.5% and 9.0% for the six months ended June 30, 2001 from $2,196,000 for the same period last year, of net sales, respectively. THE COMPANY EXPECTS TO MAINTAIN ITS CURRENT LEVEL OF SPENDING ON RESEARCH AND DEVELOPMENT AS A PERCENTAGE OF REVENUE. Research and development expenses in both periods were associated with new product development, improvements to existing products, and manufacturing process improvements. The decrease in the percent of sales was due to economies of scale resulting from increased sales.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows and market research. Sales and marketing expenses increased by 18.2% to $5,730,000 for the three months ended June 30, 2001, from $4,846,000 for the same period last year, representing 34.6% and 38.0%, respectively, of net sales. Marketing and selling expenses increased by 18.5% to $10,881,000 for the six months ended June 30, 2001 from $9,183,000 for the same period last year representing 35.5% and 37.7%, respectively, of net sales. The increase in dollars spent was primarily due to developing the education market, enhancing the indirect sales channel, as well as adding sales and marketing personnel to increase sales and market penetration in North America and Europe. The decrease in percent of sales was due to economies of scale resulting from increased sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 20.5% to $895,000 for the three months ended June 30, 2001, from $743,000 for the same period last year, representing 5.4% and 5.8%, respectively, of net sales. General and administrative expenses increased by 19.2% to $1,700,000 for the six months ended June 30, 2001 from $1,426,000 for the same period last year, representing 5.6% and 5.8%, respectively of net sales. The increase was primarily a result of increasing the Company's infrastructure to support a higher volume of sales and future growth, which resulted in increased salaries, and general business matters. The decrease in percent of sales was due to economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other decreased by 28.8% to $359,000 for the three months ended June 30, 2001, from $504,000 for the same period last year, representing 2.2% and 3.9%, respectively, of net sales. Investment income and other decreased by 11.2% to $800,000 for the six months ended June 30, 2001 from $901,000 for the same period last year, representing 2.6% and 3.7%, respectively, of net sales. The decrease in investment income and other was primarily due to a decrease in interest rates in 2001.

Income Tax. The Company's income tax expense was $1,269,000 for the three months ended June 30, 2001, compared to $754,000 for the same period last year and $2,310,000 for the six months ended June 30, 2001 compared to $1,322,000 for the same period last year. The increase was primarily related to increased sales and income from operations of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of June 30, 2001, the Company had $30,686,000 of cash, cash equivalents and investments in marketable securities.

For the six months ended June 30, 2001, the Company generated cash from operations of $2,284,000, which was a direct result of net income of $3,851,000, reduced principally by increases in accounts receivable. Investing activities provided cash of $5,321,000 consisting primarily of maturities of investments in marketable securities, net of reinvestments and purchases of property and equipment of $695,000. The Company used $2,712,000 of cash in financing activities during the six months ended June 30, 2001, which was a direct result of purchases of 390,000 shares of its outstanding common stock (now classified as treasury stock) at a cost of $3,555,000. The use of cash to repurchase common stock was offset by proceeds of $843,000 received from stock option exercise and shares issued from the employee stock purchase plan.

As of June 30, 2001, the Company had working capital of $50,662,000 compared to $49,339,000 at December 31, 2000. The increase in working capital occurred primarily from cash flows from operations. As of June 30, 2001, the Company's current ratio (ratio of current assets to current liabilities) was 7.9:1, compared with a current ratio of 6.9:1 as of December 31, 2000.

THE COMPANY BELIEVES THAT ITS CURRENT CASH, CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES, AND CASH GENERATED FROM OPERATIONS WILL BE SUFFICIENT, BASED ON THE COMPANY'S PRESENTLY ANTICIPATED NEEDS, TO FUND NECESSARY CAPITAL EXPENDITURES, TO PROVIDE ADEQUATE WORKING CAPITAL, AND TO FINANCE THE COMPANY'S EXPANSION FOR THE FORESEEABLE FUTURE. THERE CAN BE NO ASSURANCE, HOWEVER, THAT THE COMPANY WILL NOT REQUIRE ADDITIONAL FINANCING. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE TO THE COMPANY ON ACCEPTABLE TERMS, OR AT ALL, WHEN REQUIRED BY THE COMPANY. IF EQUITY SECURITIES ARE ISSUED TO RAISE ADDITIONAL FUNDS, FURTHER DILUTION TO THE EXISTING STOCKHOLDERS WILL RESULT.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset, but does not permit amortization of goodwill as previously required by APB Opinion No. 17 "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements will depend on whether or not the Company enters into business combination transactions in the future. If so, the Company expects that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. The Company does not believe that these statements will currently have an impact.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of June 30, 2001, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

As part of the Company's cash management strategy, at June 30, 2001, the Company had short-term investments of $5,000,000 consisting mainly of U.S. Treasury and government agency securities and corporate debt securities. The Company has the intent and the ability to hold these investments to maturity and thus have classified these investments, which are stated at amortized cost as "held-to-maturity". The Company has completed a market risk sensitivity analysis of these investments based on an assumed 1% increase in interest rates. If market interest rates had increased 1% during the three months and six months ended June 30, 2001, the Company would have experienced an unrealized loss of approximately $18,000 and $40,000, respectively, on these investments. This is only an estimate. Any actual loss due to an increase in interest rates could differ from this estimate.

SPECTRALINK CORPORATION



Part II           Other Information

     Item 4       Submission of Matters to a Vote of Security Holders

                  At SpectraLink's Annual Meeting of Stockholders held May 23, 2001, the following proposals were adopted by the margins indicated.

1. To elect a board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.


                                                                    Number of Shares
                                                                    ----------------

                                                              Voted For          Withheld
                                                              ---------          ---------
                      Bruce M. Holland                        14,186,027         2,868,677
                      Carl D. Carman                          17,025,673            29,031
                      Anthony V. Carollo, Jr.                 17,026,473            28,231
                      Burton J. McMurtry                      17,025,673            29,031

2. To ratify the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company to the fiscal year ending December 31, 2001. Number of shares voted: For 17,037,685; Against 10,810; Abstain 6.

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


                                                       SPECTRALINK CORPORATION


Date:  August 10, 2001                                 By: /s/ Nancy K. Hamilton
                                                       Nancy K. Hamilton,
                                                       Principal Financial and
                                                       Accounting Officer and on
                                                       behalf of the Registrant