Form 10-Q
period 2001-09-30
SPECTRALINK CORP
filed 2001-11-05
CIK 894268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       or

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

Applicable only to corporate issuers:
As of September 30, 2001, there were 18,994,698, shares of SpectraLink Corporation's Common Stock - par value $.01.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                                      INDEX

                                                                                                       Page
Part I            Financial Information

     Item 1       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at
                  September 30, 2001 (Unaudited) and December 31, 2000                                   3

                  Condensed Consolidated Statements of Income for the
                  three months and nine months ended September 30, 2001 and 2000 (Unaudited)             4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2001 and 2000 (Unaudited)                              5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                       6

     Item 2       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  8

     Item 3       Quantitative and Qualitative Disclosures about Market Risk                            13


Part II           Other Information


     Item 6       Exhibits and Reports on Form 8-K

                  (a) Exhibits
                        None

                  (b) Form 8-K
                        None

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          September 30,    December 31,
                                                                                              2001             2000
                                                                                         --------------    --------------
                                                                                           (Unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                           $       33,048    $       20,793
     Short-term investments in marketable securities                                              2,006            10,976
     Trade accounts receivable, net of allowance of $365 and $308, respectively                  14,874            14,481
     Inventory, net of allowance of $383 and $283, respectively                                   8,175             9,029
     Deferred income taxes-current portion                                                        1,336             1,336
     Other                                                                                          590             1,037
                                                                                         --------------    --------------
          Total current assets                                                                   60,029            57,652

PROPERTY AND EQUIPMENT, at cost:
     Furniture and fixtures                                                                       1,555             1,461
     Equipment                                                                                    6,061             5,173
     Leasehold improvements                                                                         849               805
                                                                                         --------------    --------------
                                                                                                  8,465             7,439
     Less - Accumulated depreciation                                                             (6,219)           (5,420)
                                                                                         --------------    --------------
          Net Property and equipment                                                              2,246             2,019
DEFERRED INCOME TAXES - NON CURRENT                                                                 236               236
OTHER                                                                                               200               163
                                                                                         --------------    --------------
          TOTAL ASSETS                                                                   $       62,711    $       60,070
                                                                                         ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                    $          867    $        1,549
     Accrued payroll, commissions and employee benefits                                           2,251             2,519
     Income taxes payable                                                                           460                62
     Accrued sales, use and property taxes                                                          224               266
     Accrued warranty expenses                                                                      211               290
     Other accrued expenses                                                                         663               695
     Deferred revenue                                                                             2,916             2,932
                                                                                         --------------    --------------
          Total current liabilities                                                               7,592             8,313
LONG-TERM LIABILITIES                                                                               236               263
                                                                                         --------------    --------------
          TOTAL LIABILITIES                                                                       7,828             8,576
                                                                                         --------------    --------------

STOCKHOLDERS' EQUITY:
     Preferred stock, 5,000 shares authorized, none issued and outstanding                           --                --
     Common stock, $0.01 par value, 50,000 shares authorized, 21,243 and 20,775 shares              212               207
          issued, respectively, and 18,995 and 19,059 shares outstanding, respectively
     Additional paid-in capital                                                                  56,934            53,855
     Retained earnings                                                                           11,992             5,996
     Treasury stock, 2,248 shares and 1,716 shares, respectively, at cost                       (14,255)           (8,564)
                                                                                         --------------    --------------
          TOTAL STOCKHOLDERS' EQUITY                                                             54,883            51,494
                                                                                         --------------    --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $       62,711    $       60,070
                                                                                         ==============    ==============


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  2001            2000            2001            2000
                                              ------------    ------------    ------------    ------------
SALES:
        Product Sales, net                    $     12,678    $     11,953    $     38,455    $     32,752
        Service Sales                                2,531           2,162           7,379           5,733
                                              ------------    ------------    ------------    ------------
             Net Sales                              15,209          14,115          45,834          38,485

COST OF SALES:
        Cost of Product Sales                        3,602           3,723          11,000          10,964
        Cost of Service Sales                        1,177           1,095           3,860           2,795
                                              ------------    ------------    ------------    ------------
             Total Cost of Sales                     4,779           4,818          14,860          13,759
                                              ------------    ------------    ------------    ------------

                  Gross Profit                      10,430           9,297          30,974          24,726

OPERATING EXPENSES:
        Research and Development                     1,428           1,160           4,030           3,356
        Marketing and Selling                        5,151           4,671          16,032          13,854
        General and Administrative                     823             753           2,523           2,179
                                              ------------    ------------    ------------    ------------

             Total Operating Expenses                7,402           6,584          22,585          19,389
                                              ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                               3,028           2,713           8,389           5,337
INVESTMENT INCOME AND OTHER, net                       404             512           1,204           1,412
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                           3,432           3,225           9,593           6,749
INCOME TAX EXPENSE                                  (1,287)         (1,209)         (3,597)         (2,531)
                                              ------------    ------------    ------------    ------------

NET INCOME                                    $      2,145    $      2,016    $      5,996    $      4,218
                                              ============    ============    ============    ============

BASIC EARNINGS PER SHARE (Note 3)             $       0.11    $       0.10    $       0.32    $       0.22
                                              ============    ============    ============    ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING           18,960          19,230          18,990          19,220
                                              ============    ============    ============    ============

DILUTED EARNINGS PER SHARE (Note 3)           $       0.11    $       0.10    $       0.30    $       0.21
                                              ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING         20,100          20,310          19,960          20,470
                                              ============    ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $      5,996    $      4,218
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                   799             818
         Income tax benefit from the exercise of stock options                           980             530
         Provision for bad debts                                                          57              21
         Provision for excess and obsolete inventory                                     100              93
         Amortization of discount on investments in marketable securities                (46)           (100)
     Changes in assets and liabilities -
         Increase in trade accounts receivable                                          (450)         (2,309)
         Decrease (increase) in inventory                                                754          (3,652)
         Decrease in other assets                                                        410             737
         Increase (decrease) in accounts payable                                        (682)             98
         Increase (decrease) in accrued liabilities, income taxes payable and
            deferred revenue                                                             (66)          1,131
                                                                                ------------    ------------
            Net cash provided by operating activities                                  7,852           1,585

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                              (1,026)           (493)
     Purchases of investments in marketable securities                                (3,484)         (1,976)
     Maturity of investments in marketable securities                                 12,500           9,000
                                                                                ------------    ------------
            Net cash provided by investing activities                                  7,990           6,531

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercises of common stock options                                   1,809             901
     Proceeds from issuances of common stock                                             295             299
     Purchases of treasury stock                                                      (5,691)         (2,589)
                                                                                ------------    ------------
            Net cash used in financing activities                                     (3,587)         (1,389)
                                                                                ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                 12,255           6,727
CASH AND CASH EQUIVALENTS, beginning of period                                        20,793           9,604
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                        $     33,048    $     16,331
                                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for income taxes                                                 $      2,226    $      1,141
                                                                                ============    ============



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
1.  Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, have been prepared from the books and records of SpectraLink Corporation and SpectraLink International Corporation (together the "Company") and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2001, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in the Company's annual financial statements.

         New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset, but does not permit amortization of goodwill as previously required by APB Opinion No. 17 "Intangible Assets". Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements will depend on whether or not the Company enters into business combination transactions in the future. If so, the Company expects that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt this statement in its fiscal year 2003. The Company does not believe that this statement will materially impact its results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments to be disposed of. This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The Company is required to adopt this statement for the first quarter of 2002. The Company does not believe that this statement will materially impact its results of operations.

         Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.  Inventory

Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory as of September 30, 2001 and December 31, 2000, consisted of the following:

                                    September 30,    December 31,
                                        2001            2000
                                   --------------   --------------
                                    (Unaudited)
                                          (In Thousands)
Raw materials                      $        3,596   $        5,544
Work in progress                               33                1
Finished goods                              4,546            3,484
                                   --------------   --------------
                                   $        8,175   $        9,029
                                   ==============   ==============

The reserve for inventory was $383,000 and $283,000 as of September 30, 2001 and December 31, 2000, respectively.

3.  Earnings Per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they were anti-dilutive, totaled 47,836 and 107,927 for the three months ended September 30, 2001 and 2000, respectively, and 88,950 and 58,302 shares for the nine months ended September 30, 2001 and 2000, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

                                                      Three months ended September 30,
                                                  (In thousands, except per share amounts)
                                      ----------------------------------------------------------------
                                                   2001                             2000
                                      -------------------------------  -------------------------------
                                       Income      Shares   Per Share   Income      Shares   Per Share
Basic EPS---                          $  2,145     18,960   $   0.11   $  2,016     19,230   $   0.10
Effect of dilutive securities:
    Stock purchase plan                     --          8         --         --         11         --
    Stock options outstanding               --      1,132         --         --      1,069         --
                                      --------   --------   --------   --------   --------   --------
Diluted EPS---                        $  2,145     20,100   $   0.11   $  2,016     20,310   $   0.10
                                      ========   ========   ========   ========   ========   ========

                                                       Nine months ended September 30,
                                                (In thousands, except per share amounts)
                                      --------------------------------------------- -------------------
                                                   2001                             2000
                                      -------------------------------   -------------------------------
                                       Income      Shares   Per Share    Income      Shares   Per Share
Basic EPS---                          $  5,996     18,990   $   0.32    $  4,218     19,220   $   0.22
Effect of dilutive securities:
    Stock purchase plan                     --          3         --          --         32         --
    Stock options outstanding               --        967       (.02)         --      1,218       (.01)
                                      --------   --------   --------    --------   --------   --------
Diluted EPS---                        $  5,996     19,960   $   0.30    $  4,218     20,470   $   0.21
                                      ========   ========   ========    ========   ========   ========

4.  Stockholders' Equity

In the third quarter of 2001, the Company repurchased 142,500 shares of outstanding common stock (now classified as treasury stock) at a cost of $2,136,000 and during the third quarter of 2000, 184,000 shares were repurchased at a cost of $2,174,000.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations for the three month and nine month periods ended September 30, 2001 and 2000, as a percentage of net sales in each of these periods. This data has been derived from unaudited consolidated financial statements.

Statement of Operations Data:

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ------------------------            -----------------------
                                                            2001             2000               2001            2000
                                                          -------          -------            -------          ------
Product Sales, net                                          83.4%            84.7%              83.9%           85.1%

Service Sales                                               16.6%            15.3%              16.1%           14.9%

    Net Sales                                              100.0%           100.0%             100.0%          100.0%

Cost of Product Sales                                       23.7%            26.4%              24.0%           28.5%

Cost of Service Sales                                        7.7%             7.7%               8.4%            7.3%

   Total Cost of Sales                                      31.4%            34.1%              32.4%           35.8%

Gross Profit                                                68.6%            65.9%              67.6%           64.2%

Operating Expenses:

   Research and Development                                  9.4%             8.2%               8.8%            8.7%

   Marketing and Selling                                    33.9%            33.1%              35.0%           36.0%

   General and Administrative                                5.4%             5.3%               5.5%            5.7%

Total Operating Expenses                                    48.7%            46.6%              49.3%           50.4%

Income from Operations                                      19.9%            19.3%              18.3%           13.8%

Investment Income and Other, net                             2.7%             3.6%               2.6%            3.7%

Income Before Income Taxes                                  22.6%            22.9%              20.9%           17.5%

Income Tax Expense                                           8.5%             8.6%               7.8%            6.5%

Net Income                                                  14.1%            14.3%              13.1%           11.0%

                     SPECTRALINK CORPORATION AND SUBSIDIARY
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Product Sales, net. The Company derives its product revenue principally from the sale of wireless, on-premises telephone systems. Product sales for the three months ended September 30, 2001, increased by 6.1% to $12,678,000 from $11,953,000 for the same period last year. Product sales for the nine months ended September 30, 2001 increased by 17.4% to $38,455,000 from $32,752,000 for the same period last year. The increase in sales was mainly due to increased product sales through dealers and distributors, and increased penetration of the education, healthcare and commercial markets.

Service Sales. The Company derives its service revenue principally from the installation and service of wireless, on-premises telephone systems. Service sales for the three months ended September 30, 2001, increased by 17.1% to $2,531,000 from $2,162,000 for the same period last year. Service sales for the nine months ended September 30, 2001 increased by 28.7% to $7,379,000 from $5,733,000 for the same period last year. The increase in service sales was mainly due to increased revenue from maintenance contracts and installations.

The customer mix shows a relatively equal increase in the percentage of indirect sales compared to the decrease in the percentage of direct sales for the three months and nine months ended September 30, 2001 and 2000. The following table details the sales to different customer types as a percentage of total net sales:

                                                       Customer Mix Table
                                                  (As a Percentage of Net Sales)
                                      ----------------------------------------------------
                                          Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                      ------------------------    ------------------------
                                         2001          2000          2001          2000
                                      ----------    ----------    ----------    ----------
                    Customer Type:
                    Indirect Sales          52.5%         49.9%         56.7%         51.3%
                    Direct Sales            30.9%         34.8%         27.2%         33.8%
                    Service Sales           16.6%         15.3%         16.1%         14.9%
                                      ----------    ----------    ----------    ----------
                    Total Net Sales        100.0%        100.0%        100.0%        100.0%
                                      ==========    ==========    ==========    ==========

The following table summarizes sales to major customers:

                                                  Sales to Major Customers
                                                (As a Percentage of Net Sales)
                                     ----------------------------------------------------
                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                     ------------------------    ------------------------
                                        2001          2000          2001          2000
                                     ----------    ----------    ----------    ----------
                    Customer Name:
                    Customer A:             9.7%          9.3%         12.4%         10.3%
                    Customer B:             9.4%         12.1%          7.2%          9.4%
                    Customer C:             8.9%         11.5%          8.4%          9.0%

Gross Profit. The Company's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 12.2% to $10,430,000 for the three months ended September 30, 2001, from $9,297,000 for the same period last year. Gross profit increased by 25.3% to $30,974,000 for the nine months ended September 30, 2001 from $24,726,000 for the same period last year. For the three months and nine months ended September 30, 2001, gross profit margin (gross profit as a percentage of net sales) increased to 68.6% from 65.9% and to 67.6% from 64.2%, respectively. The increase in gross profit margin as a percentage of sales was mainly due to the increase in sales, lower material cost and a product mix favoring large systems and sales to the commercial market.

Research and Development. Research and development expenses consist primarily of employee costs, professional services and supplies necessary to develop, enhance and reduce the cost of the Company's systems. Research and development expenses increased by 23.1% to $1,428,000 for the three months ended September 30, 2001, from $1,160,000 for the same period last year, representing 9.4% and 8.2%, respectively, of net sales. Research and development increased by 20.1% to $4,030,000 from $3,356,000 for the same period last year, representing 8.8% and 8.7% of net sales for the nine months ended September 30, 2001 and 2000, respectively. THE COMPANY EXPECTS TO MAINTAIN ITS CURRENT LEVEL OF SPENDING ON RESEARCH AND DEVELOPMENT AS A PERCENTAGE OF REVENUE. Research and development expenses in both periods were associated with new product development, improvements to existing products, and manufacturing process improvements. The increase in the percent of sales was due to an increase in headcount, which resulted from hiring additional research and development personnel and the corresponding recruiting costs to hire these personnel.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows and market research. Sales and marketing expenses increased by 10.3% to $5,151,000 for the three months ended September 30, 2001, from $4,671,000 for the same period last year, representing 33.9% and 33.1%, respectively, of net sales. Marketing and selling expenses increased by 15.7% to $16,032,000 for the nine months ended September 30, 2001 from $13,854,000 for the same period last year representing 35.0% and 36.0%, respectively, of net sales. The increase in dollars spent was primarily due to the continuing development of the education market as well as costs associated with penetrating new markets.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 9.3% to $823,000 for the three months ended September 30, 2001, from $753,000 for the same period last year, representing 5.4% and 5.3%, respectively, of net sales. General and administrative expenses increased by 15.8% to $2,523,000 for the nine months ended September 30, 2001 from $2,179,000 for the same period last year, representing 5.5% and 5.7%, respectively, of net sales. The increase in dollars spent was primarily a result of increasing the Company's infrastructure to support a higher volume of sales and future growth, which resulted in increased salaries, and general business matters. The decrease in percent of sales was due to economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of the Company's investments in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other decreased by 21.1% to $404,000 for the three months ended September 30, 2001, from $512,000 for the same period last year, representing 2.7% and 3.6%, respectively, of net sales. Investment income and other decreased by 14.7% to $1,204,000 for the nine months ended September 30, 2001 from $1,412,000 for the same period last year, representing 2.6% and 3.7%, respectively, of net sales. The decrease in investment income and other was primarily due to a decrease in interest rates in 2001.

Income Tax. The Company's income tax expense was $1,287,000 for the three months ended September 30, 2001, compared to $1,209,000 for the same period last year and $3,597,000 for the nine months ended September 30, 2001 compared to $2,531,000 for the same period last year. The increase was primarily related to increased sales and income from operations of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of September 30, 2001, the Company had $35,054,000 of cash, cash equivalents and investments in marketable securities.

For the nine months ended September 30, 2001, the Company generated cash from operations of $7,852,000, which was a direct result of net income of $5,996,000 and an income tax benefit from the exercise of stock options, reduced principally by increases in accounts receivable and decreases in accounts payable. Investing activities provided cash of

$7,990,000 consisting primarily of maturities of investments in marketable securities, net of reinvestments and purchases of property and equipment of $1,026,000. The Company used $3,587,000 of cash in financing activities during the nine months ended September 30, 2001, which was a direct result of purchases of 532,500 shares of its outstanding common stock (now classified as treasury stock) at a cost of $5,691,000. The use of cash to repurchase common stock was offset by proceeds of $2,104,000 received from stock option exercise and shares issued from the employee stock purchase plan.

As of September 30, 2001, the Company had working capital of $52,437,000 compared to $49,339,000 at December 31, 2000. The increase in working capital occurred primarily from cash flows from operations. As of September 30, 2001, the Company's current ratio (ratio of current assets to current liabilities) was 7.9:1, compared with a current ratio of 6.9:1 as of December 31, 2000.

THE COMPANY BELIEVES THAT ITS CURRENT CASH, CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES, AND CASH GENERATED FROM OPERATIONS WILL BE SUFFICIENT, BASED ON THE COMPANY'S PRESENTLY ANTICIPATED NEEDS TO FUND NECESSARY CAPITAL EXPENDITURES, TO PROVIDE ADEQUATE WORKING CAPITAL, AND TO FINANCE THE COMPANY'S EXPANSION FOR THE FORESEEABLE FUTURE. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE TO THE COMPANY ON ACCEPTABLE TERMS, OR AT ALL, WHEN REQUIRED BY THE COMPANY. IF EQUITY SECURITIES ARE ISSUED TO RAISE ADDITIONAL FUNDS, FURTHER DILUTION TO THE EXISTING STOCKHOLDERS WILL RESULT.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset, but does not permit amortization of goodwill as previously required by APB Opinion No. 17 "Intangible Assets". Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements will depend on whether or not the Company enters into business combination transactions in the future. If so, the Company expects that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. The Company does not believe that these statements will currently have an impact.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt this statement in its fiscal year 2003. The Company does not believe that this statement will materially impact its results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments to be disposed of. This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The Company is required to adopt this statement for the first quarter of 2002. The Company does not believe that this statement will materially impact its results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of September 30, 2001, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

As part of the Company's cash management strategy, at September 30, 2001, the Company had short-term investments of $2,006,000 consisting mainly of U.S. Treasury and government agency securities and corporate debt securities. The Company has the intent and the ability to hold these investments to maturity and thus have classified these investments, which are stated at amortized cost as "held-to-maturity." The Company has completed a market risk sensitivity analysis of these investments based on an assumed 1% increase in interest rates. If market interest rates had increased 1% during the three months and nine months ended September 30, 2001, the Company would have experienced an unrealized loss of approximately $9,000 and $49,000, respectively, on these investments. This is only an estimate. Any actual loss due to an increase in interest rates could differ from this estimate.

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

                                                  SPECTRALINK CORPORATION


Date:  November 5, 2001                           By: /s/ Nancy K. Hamilton
                                                  Nancy K. Hamilton,
                                                  Principal Financial and
                                                  Accounting Officer and on
                                                  behalf of the Registrant