Form 10-K405
period 2001-12-31
SPECTRALINK CORP
filed 2002-03-25
CIK 894268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       or
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to ______

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days prior to the date of filing: $128,359,521 as of February 28, 2002, based on the close price. Non-affiliates are persons who are not officers, directors or to the registrant's knowledge, stockholders who own greater than 5% of the outstanding stock of the registrant.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,118,635 shares of common stock, $.01 par value, were outstanding as of February 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the issuer's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's fiscal year.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    SpectraLink Corporation ("SpectraLink" or the "Company") incorporated in Colorado in April 1990, and reincorporated in Delaware in March 1996. Effective December 23, 1999, SpectraLink incorporated SpectraLink International Corporation in Delaware as a wholly owned subsidiary of SpectraLink. SpectraLink designs, manufactures and sells workplace wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink Wireless Telephone Systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. The Wireless Telephone System uses a micro-cellular design and interfaces directly with a telephone system, such as a PBX, Centrex, or key/hybrid system. The system enables users to walk throughout a facility and make and receive calls on SpectraLink Wireless Telephones. Because all calls are routed through the corporate phone system, there are no airtime charges incurred.

    SpectraLink's product portfolio consists of two product categories differentiated by the wireless technology implemented: The Link Wireless Telephone System(TM) (Link WTS) and NetLink Wireless Telephones. Link WTS uses a proprietary radio infrastructure in the 902-928 MHz radio band, and targets organizations that only require a wireless voice solution for their on-premises mobile workforce. The NetLink products operate over IEEE 802.11-compliant wireless local area networks (LANs) in the 2400-2483 MHz frequency band using Internet Protocol (IP) technology. NetLink products target organizations that want both a wireless voice and wireless data solution on a single network.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    SpectraLink may, in discussions of future plans, objectives and expected performance, in periodic reports filed with the Securities and Exchange Commission (or documents incorporated by reference therein), and in written and oral presentations, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or
Section 21E of the Securities Act of 1934, as amended. Words such as believes, anticipates, expects, intends, could, might, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These projections and forward-looking statements are based on assumptions, which are believed reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any of these projections or other forward-looking statements are detailed below, and in other reports filed by SpectraLink under the Securities Exchange Act of 1934. Certain risks and uncertainties relating to forward-looking statements are set forth below in Item 7A under the caption "Forward-Looking Statement Factors". SpectraLink undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

MARKET BACKGROUND

    A growing number of business environments require some employees to have a high degree of mobility yet remain readily accessible by telephone to customers or co-workers. Retailers seek competitive advantage by quickly responding to customers' requests for information and service from employees dispersed throughout the store. Healthcare workers in clinical settings benefit from real-time communications with mobile healthcare professionals to deliver quality healthcare efficiently. Manufacturers and distributors seek more efficient operations by enabling workers in the factory or distribution center to solve problems or answer questions more rapidly. Service organizations seek shorter customer hold or response time by allowing immediate communications with the person who can solve a problem or answer a question. Management information systems, maintenance and other corporate office support personnel are more productive if they remain mobile in the workplace without losing communications contact with other office workers who need their services. Teachers and school administrators provide students a safer and more effective learning environment with telephone access throughout the campus.

    Traditionally, businesses have attempted to maintain communications with mobile, on-premises employees by using overhead paging systems and electronic pagers. These indirect types of communication create delays because access to a wired phone is still needed. Delays are exacerbated in high mobility environments, such as hospitals, manufacturing facilities and distribution centers, where both parties may be mobile and repeated pages are required. Additionally, overhead paging is often difficult to understand and may create disruptive and stressful ambient noise.

    Alternatives to paging include the use of two-way radios, cordless phones and traditional cellular phones, all of which have various shortcomings. Two-way radios do not provide an adequate link to the wireline telephone system. Cordless phones are typically single-cell systems and have a limited calling range. Only a limited number of cordless phones can be deployed in a given area without interfering with each other. Traditional cellular phones often provide inconsistent indoor reception, and unless specifically designed for on-premises use, cannot be directly interfaced with a company's PBX system. Therefore, traditional cellular phones cannot offer the wireless telephone system's functionality. In addition, monthly usage fees and airtime charges make cellular phones prohibitively expensive in many applications.

    Products dedicated to unlicensed, on-premises voice applications first appeared in the 1990s in the 902-928 MHz band in North America. These adjunct products attach directly to business telephone systems and provide wireless phone extensions for use on the premises. Because these systems are unlicensed, they can be installed or relocated without prior approval from the Federal Communications Commission (FCC). The 902-928 MHz band in North America is set aside for unlicensed products which employ either narrow-band or spread-spectrum technology. Because narrow-band technology systems in the 902-928 MHz band must operate at lower power levels than spread-spectrum systems, they generally have inferior range and are more susceptible to interference. Multi-cellular wireless business phone systems that provide hand-off and systems that restrict wireless phones to a single base station are available in the 902-928 MHz band. In 1994, the FCC allocated additional spectrum in the 1920-1930 MHz band for unlicensed on-premises wireless voice applications. The products that use this spectrum are commonly referred to as unlicensed personal communications systems (U-PCS).

    Similar products using the Digital Enhanced Cordless Telecommunications
(DECT) standard are available throughout Europe and in certain countries in other regions. DECT systems operate in the 1880-1900 MHz band, which is allocated to licensed public PCS providers in North America; therefore, DECT systems cannot be sold in North America without modifications to operate in one of the available unlicensed bands. DECT technology is used for both multi-cell business systems and single-cell residential cordless telephones, which makes for a much larger market with higher production volumes and lower end-user cost.

    In 1997, the Institute of Electrical and Electronics Engineers (IEEE) approved its 802.11 standard for wireless local area network operating in the 2400-2483 MHz band. The 802.11 standard specifies the radio interface between a wireless client and a base station or access point, as well as among wireless handsets (commonly referred to as a "client"). The standard allows devices to share a single wireless LAN infrastructure, including both voice and data devices, thus enabling organizations to provide mobile employees access to both data and voice applications over a single network.

SPECTRALINK PRODUCTS

    The Link Wireless Telephone System(TM) (Link WTS) operates in the 902-928 MHz band and uses a micro-cellular design consisting of three components: a Master Control Unit (MCU), Base Stations and Wireless Telephones. The MCU is installed near the PBX or key/hybrid system, or at the Centrex demarcation location. It can either interface directly with the analog ports of the host telephone switching system, or it can connect via a digital interface to certain PBX and key/hybrid systems.

    The MCU also connects to small radio transceivers called Base Stations via twisted-pair telephone wiring. The Base Stations provide the link to a six-ounce wireless telephone with an alphanumeric display. The Wireless Telephone provides up to four hours of talk time or up to eighty hours of standby time between battery recharges.

    Each Base Station supports multiple users and covers a transmission area in excess of 50,000 square feet depending on transmission obstructions present in the building. A call is handed off from one Base Station to another as a user walks throughout the coverage area. SpectraLink designed the Link WTS to provide seamless coverage, enabling real-time hand-off of an active telephone call as the user walks about.

    The ccLink WTS is a specialized version of the Link WTS designed for extremely high user density applications. The ccLink WTS uses the same fundamental components as the Link WTS, but with Base Stations that are modified to allow high-density installations without causing interference. The ccLink WTS targets applications such as trading floors, support centers, and emergency response command centers.

    NetLink Wireless Telephones operate in the 2400-2483 MHz band and are compatible with the IEEE 802.11 standard for use on an 802.11-compliant wireless LAN. Customers can use a single network for both wireless voice and data applications by adding the NetLink Wireless Telephones to an existing 802.11-compliant network provided by a wireless LAN vendor. The NetLink product line consists of three components: Wireless Telephones, a NetLink SVP Server, and NetLink Telephony Gateways.

    The NetLink Wireless Telephones share the same physical design as the Link Wireless Telephones but implement wireless LAN client and voice over IP (VoIP) technologies. NetLink Wireless Telephones support either frequency hopping or direct sequence implementations of the 802.11 standard. The direct sequence version is compatible with the 802.11b (Wi-Fi) standard. NetLink Wireless Telephones will support the H.323 VoIP standard and Cisco Systems' proprietary SCCP protocol. Support for additional proprietary VoIP protocols will be under development in the future, allowing NetLink Wireless Telephones to operate with IP telephony platforms from various manufacturers.

    For applications that do not use a VoIP based PBX and instead use traditional PBX or Centrex technologies, NetLink Telephony Gateways are installed near the PBX or key/hybrid system, or at the Centrex demarcation location. NetLink Telephony Gateways convert a circuit-switched telephone station interface to IP packets on a standard Ethernet interface, allowing calls to connect with NetLink Wireless Telephones over wireless 802.11 networks. NetLink Telephony Gateways can either interface directly with the analog ports of the host telephone switching system, or can connect via digital interfaces to certain PBX and key/hybrid systems.

    The NetLink SVP Server is a dedicated network appliance used in conjunction with SpectraLink Voice Priority (SVP) in the wireless LAN access points. SVP is a voice prioritization mechanism developed by SpectraLink that improves voice quality on wireless LANs by reducing packet-queuing delays. A number of wireless LAN access point providers have implemented SVP technology, including: Agere Systems (formerly a division of Lucent Technologies), Alvarion Ltd., Avaya Inc. (formerly a division of Lucent Technologies), Cisco Systems, Enterasys Networks, Intermec Technologies, and Symbol Technologies. SpectraLink anticipates that a standard wireless LAN prioritization scheme may be ratified by the 802.11 standards committee in 2002. The 802.11 Task Group "E", in which SpectraLink participates, is working on quality of service (QoS) enhancements to the existing standard which will allow NetLink Wireless Telephones to operate without the NetLink SVP Server and SVP implemented in the access points.

TECHNOLOGY

    SpectraLink devotes significant planning and resources to development and use of advanced technology. This focus on technology is necessary to meet the requirements for delivery of portability, indoor radio and system performance, high reliability, low cost and manufacturability. All of SpectraLink's key technologies are incorporated into its Link WTS and/or NetLink products, including:

    Spread Spectrum Technology. Spread spectrum is a radio frequency transmission technique in which the transmitted information is spread over a relatively wide bandwidth. The use of spread spectrum technology makes radio signals more immune to interference, reduces the possibility of interference with others, provides privacy against eavesdropping, and improves the quality of voice transmission. While there are many advantages to the spread spectrum technique, it is more complex to implement than the more commonly used narrowband modulation techniques. The Link Wireless Telephone System uses a form of spread spectrum transmission called frequency hopping, a technique that combines an information signal with a radio carrier whose frequency assignment changes rapidly in a pseudo-random manner at the transmitter. The signal resulting from frequency hopping is decoded at the receiving end using the same pseudo-random frequency pattern. The NetLink Wireless Telephones use either frequency hopping or direct sequence spread spectrum technology. Direct sequence spread spectrum uses a technique whereby a signal is spread over the available band by mixing the signal data with a much higher data-rate pseudo-random data stream. As with frequency hopping spread spectrum, the resulting signal is decoded at the receiving end. The spread spectrum technologies implemented in the NetLink Wireless Telephones conform with the IEEE 802.11 (frequency hopping) and 802.11b (direct sequence) global standards.

    Radio Technology. SpectraLink has designed radio transceivers and digital circuits to implement the complex spread spectrum technique at an economical cost and in a small form factor. SpectraLink's radio transceiver and digital circuit architectures also minimize power consumption and enhance manufacturability and reliability.

    ASIC Design. SpectraLink's expertise in digital application specific integrated circuit (ASIC) technology allows its systems to be miniaturized, power-efficient and cost effective. SpectraLink's Wireless Telephone, Base Station, MCU, and Telephony Gateway designs use ASICs. SpectraLink expects to develop additional ASICs and to incorporate these devices into future systems.

    Wireless Access Protocols. Combining spread spectrum with a micro-cellular design presents unique challenges compared to single-link spread spectrum implementations, such as advanced home wireless telephones or traditional cellular telephones. To address this, SpectraLink applied its software design expertise to develop robust networking that allows multiple users to have simultaneous telephone access in a spread spectrum radio environment without interfering with each other. SpectraLink implemented a sophisticated set of software resources, including micro-coded software, digital signal processing software, network architecture software, telephone switching software and user application software to address many of the unique challenges of the in-building wireless environment. The challenges include interference, multi-path degradation, signal absorption, near/far receiver desensitizing, security, busy-hour capacity demands, and shared operation with other radio systems.

    Call Hand-off. Critical to the acceptance of on-premises wireless systems by users accustomed to high-quality telephone performance is a hand-off from cell to cell with virtually no disruptive effect on the call in progress. SpectraLink developed proprietary software to address the frequent and unpredictable nature of on-premises inter-cell hand-offs due to interference, multi-path degradation and interior obstructions. Software in the Wireless Telephones automatically selects the best cell among available Base Stations. The unique digital implementation of the Link Wireless Telephone results in a seamless hand-off.

    Digital Integration. When a SpectraLink system connects to the phone system using analog ports, the Wireless Telephone will provide many calling features of a desk phone, including transfer, conference calling and hold. When the system digitally interfaces to the phone system, the Wireless Telephone will also support the advanced features of the host phone system such as calling party identification or calling party name display. Currently, SpectraLink supports digital interfaces to the following manufacturers' telephone systems: Avaya, Comdial Corporation, Fujitsu Business Communication Systems, Inc., Inter-Tel, Inc., Mitel Corporation, NEC America, Inc., Nortel Networks Corporation, Siemens AG and Toshiba America Information Systems, Inc.

    Application Interface. The SpectraLink Open Application Interface (OAI) enables SpectraLink Wireless Telephones to be used in conjunction with text messaging applications. The OAI allows third-party applications to write to the Wireless Telephone's alphanumeric display, set up calls, and receive user input from the keypad. SpectraLink developed applications for interfacing with email, in-house paging systems, nurse-call systems, and industrial alarm and control systems.

SALES, MARKETING AND CUSTOMER SUPPORT

SALES AND MARKETING

    SpectraLink sells and supports its systems through direct, distributor and dealer sales forces. This strategy is intended to reduce SpectraLink's dependence on a single sales channel and to permit broad marketing of SpectraLink systems.

    Sales. As of February 28, 2002, SpectraLink had 112 employees in its sales organization. SpectraLink's indirect sales channel sells, services and supports SpectraLink products to their end-user customers. SpectraLink has North American sales offices in the metropolitan areas of Atlanta, Austin, Boston, Charlotte, Chicago, Cleveland, Dallas, Denver, Los Angeles, Milwaukee, Minneapolis, New York, Philadelphia, Portland, Sacramento, San Diego, San Francisco, St. Louis, and Washington, D.C., and international offices in Canada, Australia and the United Kingdom.

    Distributors. SpectraLink distributes its product lines through a number of telecommunications distributors in the United States and Canada. The distributors include Alltel Communications, Inc., Alphanet Solutions, Inc., Anixter, Inc., ATS Telephone and Data Systems, Inc., BellSouth Communication Systems, CCA Technologies, Comdial Corporation, Dukane Corporation, Indyme, Inc., InteCom, Inc., Mitel Telecommunications Systems, Inc., Mobex Communications, Inc., Norstan, Inc., Panasonic Telecommunications Systems Company, SBC Communications, Inc., Siemens Information and Communications Networks, Inc., Tel-e Connect Systems (TCS), Tessco Technologies, Inc., WAV Inc., and Verizon Communications. Each of these companies has a non-exclusive distribution relationship with SpectraLink. SpectraLink does not restrict its distributors from selling in the same geographical areas.

    The NetLink products are also sold through international distributors, currently including Anixter Europe Holdings BV, ACAL Nederland, bv, Comstor UK Limited, Itegra AS, NTS Netzwerk Telekom Service AG, Net Design, Isys Team GmbH, ACO Taeknival, Plannet 21, Ecobyte Technology srl, CIL, Qkon, and OliverCom
LLC.

    Dealers. SpectraLink established a dealer network primarily comprised of local phone interconnect companies and two-way radio dealers. SpectraLink dealers have a non-exclusive dealer relationship with SpectraLink. As of February 28, 2002, SpectraLink's dealer network was comprised of 222 dealers in 300 locations.

    Other Partners. SpectraLink developed an 802.11-compatible voice prioritization mechanism for the NetLink Wireless Telephones that can be implemented in 802.11 access points to improve voice quality by reducing packet-queuing delays. A number of wireless local area network vendors agreed to implement SpectraLink Voice Priority (SVP) technology, including: Agere Systems, Alvarion Ltd., Avaya, Cisco Systems, Enterasys Networks, Intermec Technologies Corp., and Symbol Technologies.

    Prior to 2000, SpectraLink sold its Link WTS and NetLink products primarily in the United States, Canada and Mexico. In 2000, SpectraLink began selling its NetLink products in Europe. In 2001, SpectraLink also sold NetLink products in Asia-Pacific. In the future, SpectraLink may consider selling it in other areas of the world that permit 802.11 networks in the 2400-2483 MHz band.

CUSTOMER SUPPORT AND WARRANTY COVERAGE

    SpectraLink established a customer support department dedicated to planning, installing and maintaining SpectraLink systems. Customer support personnel are located in Boulder, Colorado; Atlanta, Georgia; Burlington, Vermont; Charlotte,

North Carolina; Chicago, Illinois; Washington, D.C.; London, England; and Paris, France. Customer support involvement occurs with customers during early customer contact, the system configuration and installation phases, and the on-going warranty period.

    SpectraLink warrants that all products are free of defects upon delivery. SpectraLink provides standard warranty coverage at no cost for a limited period of time. After the warranty period, the customer support department provides various levels of support, based on the maintenance level selected by the customer.

CUSTOMER DEPENDENCE, GEOGRAPHICAL AND SEGMENT INFORMATION

    While SpectraLink has a diverse customer base, it considers its operations to be conducted in one operating segment. SpectraLink derives its revenue principally from the sale, installation, and service of wireless on-premises telephone systems. The following table summarizes the sales to different customer types as a percentage of total net sales:



                                        For the Years Ended
                                            December 31,
                                  -------------------------------
          Customer Type            2001         2000         1999
          --------------          -----        -----        -----
          Indirect Sales            53%          50%          32%
          Direct Sales              30%          35%          53%
          Service Sales             17%          15%          15%
                                   ---          ---          ---
          Total Net Sales          100%         100%         100%
                                   ===          ===          ===

    SpectraLink's sales to major customers, which individually comprised more than 10% of total net sales for the years ended December 31, 2001 and 2000, are summarized in Footnote 7 in SpectraLink's accompanying Notes to the Consolidated Financial Statements. During 1999, SpectraLink did not have a customer that comprised more than ten percent of total net sales.

     SpectraLink had revenue from international operations of approximately 1%, less than 1% and 0% for the years ending December 31, 2001, 2000, and 1999, respectively.

BACKLOG

    SpectraLink generally ships its systems promptly upon the receipt of an order. SpectraLink's backlog of orders is generally less than 30 days at any given time. Some of SpectraLink's distributors and larger customers place orders for systems in advance of the scheduled delivery date; however, these orders are subject to rescheduling or cancellation. As a result, SpectraLink currently does not consider backlog to be a meaningful indicator of future sales.

COMPETITION

    The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products. The competitive factors affecting the market for SpectraLink's systems include product functionality and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, and the effectiveness of marketing and sales efforts. Most of SpectraLink's competitors have significantly greater financial, technical, research and development, and marketing resources than SpectraLink. As a result, SpectraLink's competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than SpectraLink. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems, such as Avaya, Nortel Networks, or NEC America, all of which manufacture and sell PBX or key/hybrid systems. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of wireless LANs, such as Symbol Technologies, which provides 802.11 wireless application devices, such as bar code scanners, as well as wireless telephones. Because SpectraLink focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that SpectraLink will be able to compete successfully in the future.

    SpectraLink's product competition falls into four general categories: multi-user cordless telephone products, unlicensed multi-cell systems, licensed multi-cell systems, and wireless LAN-based systems. Single-user cordless telephones are not considered competing products because of their low user capacity, limited range, and consumer-grade handset design. SpectraLink also does not regard public cellular or PCS services as competitors because of their lack of integration with enterprise telephone systems, inadequate indoor coverage, and usage-based cost structure.

    o Multi-user cordless telephone systems allow multiple handsets to operate in the same area without interference on shared or unique base stations. Some of these systems offer limited hand-off capability to a secondary base station for additional coverage. Available products include the Avaya TransTalk, Siemens Gigaset, and Mobicel Systems DCTS-900.

    o Unlicensed multi-cell systems are products that offer similar capacity and functionality to SpectraLink's Link WTS. They operate on unlicensed radio spectrum with no airtime charges or licensing requirements. Some of these products are integrated into the host PBX system, allowing the wireless system to share some of the PBX common equipment and administration. Unlicensed multi-cell systems are available in North America from Alcatel, Ascom, Avaya, NEC America, Nortel Networks, and Tadiran (formerly ECI Telecom). Similar systems using Digital Enhanced Cordless Telecommunication technology are sold throughout Europe and in several Asian countries. DECT technology is used for both multi-cell business systems and single-cell residential cordless products. DECT systems are available from Alcatel, Ascom, Avaya, Ericsson, Kirk Telecom, Nortel Networks, Philips, Siemens, and several other manufacturers.

    o Licensed multi-cell systems operate on licensed cellular or PCS frequencies, allowing handsets to be used on both the in-building wireless system and the public cellular or PCS network. The in-building network uses low-power base stations connected to the local PBX to allow handsets to operate as local extensions. Licensed systems are available from LM Ericsson. These systems are marketed in conjunction with the cellular or PCS service provider, and are currently offered by AT&T Wireless Services, Cingular Wireless, and Rogers Communications.

    o Wireless LAN-based telephone systems use voice over IP technology to carry packetized voice information over a standards-based wireless LAN. SpectraLink and Symbol Technologies are the only providers of wireless LAN-based telephone products.

    SpectraLink also considers the existing technologies of overhead and electronic paging, two-way radios and cordless telephones to be competitive with SpectraLink's products. To the extent such a system is already in use, a potential customer may not be willing or able to make the investment necessary to replace such a system with a SpectraLink Wireless Telephone System. In addition, there may be potential customers who choose one of these other technologies because of cost or their belief that their needs do not require the full functionality provided by a SpectraLink Wireless Telephone System.

PROPRIETARY RIGHTS

    SpectraLink's future success depends, in part, upon its proprietary technology. SpectraLink relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect its proprietary rights. As part of these confidentiality procedures, SpectraLink enters into confidentiality and non-disclosure agreements with its employees, and limits access to, and distribution of, its proprietary information. SpectraLink has been awarded nine United States patents in the areas of radio frequency and spread spectrum digital communication, and wireless telephony with various expiration dates after 2011. In addition, SpectraLink has one United States patent application pending. There is no assurance that SpectraLink's pending patent application will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors, or that they will provide meaningful protection against competition. SpectraLink may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against SpectraLink or unresolved notices that SpectraLink is infringing intellectual property rights of others, there is no assurance that litigation or infringement claims will not occur in the future.

MANUFACTURING

    SpectraLink's manufacturing operations consist primarily of the fabrication and assembly of components and subassemblies, which are individually tested and integrated into full systems, or shipped as individual items for expansion orders. In order to facilitate initial start-up and manufacturing process improvements, SpectraLink conducts in-house prototype development and has established pilot line capabilities. SpectraLink maintains complete in-house materials procurement, assembly, testing and quality control functions. In August 2001, SpectraLink entered into an agreement with OFFSHORE
INTERNATIONAL, INC. (OFFSHORE), as OFFSHORE has an existing contractual relationship with Maquilas Teta Kawi S.S. de C.V, for the furnishing of manufacturing space, labor (primarily for component assembly) and services in Guaymas/Empalme, Sonora, Mexico. SpectraLink utilizes only a minimal number of subcontract manufacturers to assemble its components.

    The principal components of SpectraLink's systems are unpopulated printed circuit boards, electronic components, including microprocessors and ASICs, and metal or plastic housings, all of which are purchased from outside vendors. Although alternate suppliers are available for most of the components, qualifying replacement suppliers and receiving components could take several months. Many components are available only from sole source suppliers and embody such parties' proprietary technologies. There is no assurance that any sole source supplier will continue to provide the required components in sufficient quantities with adequate quality and at acceptable prices. SpectraLink would be adversely affected if a redesign of SpectraLink's subassemblies was necessary to develop alternative suppliers. In certain circumstances, a part will be placed on allocation due to competition for parts commonly used by the telecommunications and computer industries. Consequently, SpectraLink could see a material adverse effect on its operations if demand for product considerably exceeds what is anticipated by SpectraLink. SpectraLink maintains, or requires suppliers to maintain, inventory to allow it to fill customer orders without significant interruption during the period that SpectraLink believes would be required to obtain alternate supplies of many replacement components. However, there is no assurance that SpectraLink will have sufficient inventory supply to meet every possible contingency. Any shortage or discontinuation of, or manufacturing defect in, these components would have a material adverse effect on SpectraLink's operations.

    In May 1997, SpectraLink moved its manufacturing operation to its new corporate headquarters, a 37,000 square foot leased facility in Boulder, Colorado. SpectraLink leased two additional facilities, an 11,684 square foot facility in March 2001 and a 7,483 square foot facility in September 2001, in Boulder, Colorado. SpectraLink also leased 4,609 square feet in August 2001, in Guaymas/Empalme, Sonora, Mexico. Since SpectraLink relies on these manufacturing facilities, a major catastrophe affecting any of these locations could result in a prolonged interruption of SpectraLink's business, with adverse impact on SpectraLink.

RESEARCH AND PRODUCT DEVELOPMENT

    The wireless telecommunications industry is subject to rapid technological changes, frequent new product introductions and enhancements, product obsolescence and changes in end-user requirements. SpectraLink believes its future success and ability to compete in the on-premises wireless telephone market are largely dependent upon its ability to augment current product lines and develop, introduce and sell new features and products while maintaining technological competitiveness through the advancement of its core technologies.

    As of February 28, 2002, SpectraLink employed 49 people in support of its research and development activities. SpectraLink invested in research and development approximately $5,510,000, $4,565,000 and $4,110,000 in 2001, 2000
and 1999, respectively. SpectraLink expects to increase its investment in research and development. The inability of SpectraLink to introduce in a timely manner new products or enhancements to existing products that contribute to sales could have a material adverse effect on SpectraLink's business and financial condition.

GOVERNMENT REGULATION

    The wireless communications industry, which is regulated by the FCC, is subject to changing political, economic and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact SpectraLink's operations.

    The 902-928 MHz Band. In 1985, the FCC permitted the use of spread spectrum technology under its Part 15 Rules in the 902-928 MHz band. Part 15 Rules refer to the section of the FCC regulations that permit the use of radio-based systems without requiring the user to obtain an operating license from the FCC. For this reason, Part 15 Rules permit devices to be deployed expediently without the inherent delays associated with the traditional radio equipment licensing procedure. A significant industry developed around the Part 15 Rules for commercial products. The FCC has certified all of SpectraLink Link Wireless Telephone Systems for unlicensed operation under Part 15 Rules in this band.

    In the federal regulatory framework, Part 15 spread spectrum systems accorded secondary status in the 902-928 MHz band, which means that their operators must accept interference received, and correct any interference caused to other systems, even if it requires the operator to cease operating in the band. The FCC, in Docket 93-61, modified this status somewhat, establishing a presumption of non-interference in favor of Part 15 devices that meet specific requirements. SpectraLink believes its Link Wireless Telephone System satisfies these requirements. In addition, the Part 15 Rules provide SpectraLink with additional flexibility to resolve interference under certain circumstances.

    The 1920-1930 MHz Band. In 1994, the FCC designated a 10 MHz segment from 1920-1930 MHz for isochronous wireless systems such as voice communications. Wireless telephone equipment operating in this range falls under Subpart D of the Part 15 Rules. SpectraLink does not offer a product that uses this band, although several competing products operate in the band.

    The 2400-2483 MHz Band. The FCC permits the use of spread spectrum technology under the Part 15 Rules in the 2400-2483 MHz band. The FCC has certified SpectraLink's NetLink Wireless Telephones for unlicensed operation under Part 15 Rules in this band.

    In 1997, the IEEE approved an 802.11 specification for a wireless LAN standard operating in the 2400-2483 MHz band. The 802.11 standard specified an "over the air" interface between a wireless client and a base station or access point, as well as among wireless clients. The standard provides interoperability among devices sharing a single wireless LAN infrastructure, including both voice and data devices, thus enabling organizations to provide mobile employees access to both data and voice applications over a single network. Subsequently, a significant industry developed around wireless local area networks in this band. The 802.11 specification is a global standard. Each country that supports the standard also has specific certification processes that must be undergone before a product can operate in that country. SpectraLink is involved in a number of international certification processes.

EMPLOYEES

    As of February 28, 2002, SpectraLink employed 307 persons, 298 of whom were full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

    SpectraLink's corporate headquarters and manufacturing, research, and development activities are located in Boulder, Colorado, in one 37,000 square foot leased building at 5755 Central Avenue, 11,684 square feet of manufacturing and office space at 5744 Central Avenue and 7,483 square feet of office space at 5766 Central Avenue. In addition, SpectraLink leases 4,609 square feet of manufacturing space primarily for component assembly in Guaymas/Empalme, Sonora, Mexico. The length of these leases is as follows: (i) the lease for the 5755 Central Avenue facility runs through June 2005, (ii) the lease for 5744 Central Avenue, as amended, runs through June 2005, (iii) the lease for 5766 Central Avenue runs through December 2006, and (iv) the lease for Guaymas/Empalme, Sonora, Mexico runs through August 2002. SpectraLink enters into short-term leases for its domestic and international sales offices. SpectraLink believes that the combination of its existing facilities together with the availability of additional space for lease in Boulder and other real estate markets will be adequate to meet its current and foreseeable facilities needs.

ITEM 3. LEGAL PROCEEDINGS.

    SpectraLink and its officers and directors have been named as defendants in four lawsuits served between February 20, 2002 and March 20, 2002, three of which have been filed in the United States District Court for the District of Colorado and one of which has been filed in the Colorado District Court for the City and County of Denver. In each of the lawsuits, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims either on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002, or in the case of two of the lawsuits (one filed in the United States District Court and one in the Colorado District Court), derivatively on behalf of SpectraLink. Two of the lawsuits filed in the United States District contain essentially identical claims alleging that SpectraLink and certain of its officers and directors violated the United States securities laws, specifically Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, accompanied by insider stock sales made prior to the fall in the price of SpectraLink's stock after the announcement of SpectraLink's financial results for the fourth fiscal quarter ended December 31, 2001. On January 14, 2002, SpectraLink issued a press release announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

    The cases are designated as follows: Wilmer Kerns, Individually And On Behalf of All Others Similarly Situated, Plaintiff, vs. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0263); Danilo Martin Molieri, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0315); Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendant(s), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation, Plaintiff, v. Carl D. Carmen, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case. No. 02CV1687).

    It is possible that additional lawsuits may be filed alleging similar claims. SpectraLink believes that certain of the lawsuits may eventually be consolidated into a single action or that some of the suits may be stayed while others proceed, as is customary in such cases. Unless circumstances warrant, SpectraLink does not intend to report the filing of additional lawsuits based on the allegations contained in these cases.

    SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend itself and its officers and directors. SpectraLink does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, no assurance can be given that Spectralink will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and their lawyers, which could have a material adverse effect on SpectraLink's business, financial condition and results of operations. In addition, the litigation could result in substantial costs, divert management's attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, SpectraLink's business could be adversely affected, even if the plaintiffs are not successful in their claims against SpectraLink and/or its officers and directors.

    SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of SpectraLink's stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    SpectraLink's common stock is traded on the NASDAQ stock market under the symbol "SLNK". The following table sets forth for the quarterly periods indicated, the high and low bid prices for SpectraLink's common stock as reported by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


                              2001                       2000                        1999
                              ----                       ----                        ----
                       HIGH          LOW           HIGH          LOW           HIGH          LOW
                     -------       -------       -------       -------       -------       -------
First Quarter        $16.063       $ 7.156       $32.250       $ 7.375       $ 5.000       $ 3.125
Second Quarter        13.500         7.400        24.188        11.250         5.875         3.063
Third Quarter         21.490        10.500        17.188         8.250         7.375         4.125
Fourth Quarter        18.750        10.770        15.500         6.188        17.750         4.313

    SpectraLink has never declared or paid any cash dividends on its common stock. SpectraLink currently anticipates that it will retain all future earnings for the expansion and operation of its business, and does not anticipate paying cash dividends in the foreseeable future.

    On February 28, 2002, SpectraLink had approximately 133 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data are qualified by reference to, and should be read in conjunction with, SpectraLink's Consolidated Financial Statements and Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statements of operations data for the years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheet data at December 31, 2001 and 2000, are derived from, and are qualified by reference to, the Audited Financial Statements and Notes included in Item 8. The statements of operations data for the years ended December 31, 1998 and 1997, and the balance sheet data at December 31, 1999, 1998 and 1997, are derived from audited financial statements not included in this Annual Report on Form 10-K. The selected quarterly financial data for the quarters ended March 31, 2000 and 2001, June 30, 2000 and 2001, September 30, 2000 and 2001, and December 31, 2000 and 2001, are derived from the unaudited quarterly financial statements not included in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

      Figures in thousands, except per share data.



                                                                 Years Ended December 31,

                                           2001           2000           1999           1998            1997
                                         --------       --------       --------        --------       --------
NET SALES                                $ 60,751       $ 54,083       $ 41,169        $ 35,135       $ 27,785
COST OF SALES                              20,517         18,935         14,877          14,475         12,767
                                         --------       --------       --------        --------       --------
     Gross profit                          40,234         35,148         26,292          20,660         15,018

OPERATING EXPENSES:
     Research and development               5,510          4,565          4,110           3,799          3,506
     Marketing and selling                 21,504         19,299         15,060          13,951         11,458
     General and administrative             3,378          3,014          2,424           2,188          2,154
                                         --------       --------       --------        --------       --------
         Total operating expenses          30,392         26,878         21,594          19,938         17,118
                                         --------       --------       --------        --------       --------
INCOME (LOSS) FROM OPERATIONS               9,842          8,270          4,698             722         (2,100)
INVESTMENT INCOME AND OTHER, net            1,360          1,877          1,471           1,486          1,536
                                         --------       --------       --------        --------       --------
INCOME (LOSS) BEFORE INCOME TAXES          11,202         10,147          6,169           2,208           (564)
INCOME TAX EXPENSE (BENEFIT)                4,201          3,613         (1,765)            133             (4)
                                         --------       --------       --------        --------       --------
NET INCOME (LOSS)                        $  7,001       $  6,534       $  7,934        $  2,075       $   (560)
                                         ========       ========       ========        ========       ========
BASIC EARNINGS (LOSS) PER SHARE          $   0.37       $   0.34       $   0.42        $   0.11       $  (0.03)
                                         ========       ========       ========        ========       ========
BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                                19,010         19,190         18,840          19,230         19,120
                                         ========       ========       ========        ========       ========
DILUTED EARNINGS (LOSS) PER SHARE        $   0.35       $   0.32       $   0.41        $   0.11       $  (0.03)
                                         ========       ========       ========        ========       ========
DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                                19,990         20,340         19,500          19,600         19,120
                                         ========       ========       ========        ========       ========


CONSOLIDATED BALANCE SHEET DATA:

      Figures in thousands.


                                                      December 31,

                               2001          2000          1999          1998          1997
                              -------       -------       -------       -------       -------
Cash and Cash
  Equivalents                 $37,242       $20,793       $ 9,604       $ 9,019       $ 5,674
Investments in
  Marketable Securities         1,004        10,976        18,887        15,896        19,924
Working Capital                55,297        49,339        34,933        33,794        27,903
Total Assets                   66,438        60,070        52,695        43,716        41,299
Long-Term Debt                     --            --            --            --            --
Total Stockholders'
   Equity                      57,718        51,494        46,319        38,498        37,426

QUARTERLY FINANCIAL DATA:

      Figures in thousands, except per share data.


                                                                     Quarters Ended

                               DEC 31     SEPT 30    JUNE 30     MAR 31      DEC 31     SEPT 30    JUNE 30     MAR 31
                               -------    -------    -------     -------     -------    -------    -------     -------
                                2001       2001       2001        2001        2000       2000       2000         2000
                                ----       ----       ----        ----        ----       ----       ----         ----
Net Sales                      $14,917    $15,209    $16,562     $14,063     $15,599    $14,115    $12,767     $11,602
Gross Profit                     9,260     10,430     10,976       9,568      10,423      9,297      8,214       7,215
Net Income                       1,005      2,145      2,114       1,737       2,316      2,016      1,257         946
Diluted Earnings Per Share        0.05       0.11       0.11        0.09        0.12       0.10       0.06        0.05


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

BUSINESS DESCRIPTION

    SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. SpectraLink's primary sales efforts currently focus on home improvement, grocery stores and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing and service facilities, corporate offices and education facilities. SpectraLink sells its systems in the United States, Canada, Europe and Asia-Pacific through its direct sales force, telecommunications equipment distributors, and specialty dealers. Effective December 23, 1999, SpectraLink incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of SpectraLink.

    Since inception, SpectraLink expended considerable effort and resources developing its wireless telephone systems, building its direct and indirect channels of distribution, and managing the effects of rapid growth. To manage rapid growth, SpectraLink significantly increased the scale of its operations, including the hiring of additional personnel in all functional areas, which caused significantly higher operating expenses. SpectraLink anticipates that its operating expenses will continue to increase. Expansion of SpectraLink's operations may cause a significant strain on its management, financial and other resources. The inability of SpectraLink to manage additional growth, should it occur, could have a material adverse effect on its business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    SpectraLink has identified the most critical accounting principles upon which its financial status depends in response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies". SpectraLink determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Below is a summary of SpectraLink's most critical accounting policies. This discussion and analysis should be read in conjunction with SpectraLink's consolidated financial statements and related notes included elsewhere in this report.

    SpectraLink's discussion and analysis of its financial condition and results of operations are based upon SpectraLink's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires SpectraLink to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. SpectraLink evaluates its estimates, on an on-going basis, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, contingencies and litigation. SpectraLink bases estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    SpectraLink believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

    o SpectraLink's revenue recognition policy is significant because SpectraLink's revenue is a key component of its results of operations. SpectraLink follows very specific and detailed guidelines in measuring revenue and determining the periods that the related revenue should be recorded; however, certain judgments affect the application of SpectraLink's revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause SpectraLink's operating results to vary significantly from quarter to quarter and could result in operating losses.

    o SpectraLink maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of SpectraLink's customers were to deteriorate, resulting in an impairment of their ability to make payments.

    o SpectraLink provides for the estimated cost of product warranties at the time revenue is recognized. SpectraLink engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. Product failure rates, material usage and service delivery costs incurred in correcting a product failure affect SpectraLink's warranty obligation. Revisions to the estimated warranty liability would be required should actual product failure rates, material usage or service delivery costs differ from SpectraLink's estimates.

    o SpectraLink writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Additional inventory write-downs may be required if actual market conditions are less favorable than those projected by management.

    o SpectraLink may record a valuation allowance to reduce its deferred tax assets to an amount that is estimated to be more likely than not that such amounts will not be realized. SpectraLink considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

    Product Sales, Net. SpectraLink derives its product revenue principally from the sale of wireless, on-premises telephone systems. Product sales increased 9.7% to $50,683,000 in 2001 from $46,206,000 in 2000. The increase in sales was mainly due to increased product sales through dealers and distributors, and increased penetration of the education, healthcare and other commercial markets.

    Service Sales. SpectraLink derives its service revenue principally from the installation and service of wireless, on-premises telephone systems. Service sales increased 27.8% to $10,068,000 in 2001 from $7,877,000 in 2000. The increase in service sales was mainly due to increased revenue from maintenance contracts and installations.

    Gross Profit. SpectraLink's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 14.5% to $40,234,000 in 2001 from $35,148,000 in 2000.
SpectraLink's gross profit margin (gross profit as a percentage of net sales) increased to 66.2% in 2001 from 65.0% in 2000. The increase in gross profit margin as a percentage of sales was mainly due to the increase in sales, lower material cost and a product mix favoring large systems and sales to the commercial market.

    Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of SpectraLink's systems. Research and development expenses increased by 20.7% to $5,510,000 in 2001 from $4,565,000 in 2000, representing 9.1% and 8.4%, respectively, of net sales. SpectraLink expects to maintain its current level of spending on research and development as a percentage of revenue. In both 2001 and 2000, SpectraLink incurred research and development costs for new product development, improvements to existing products, and manufacturing process improvements. The increase, as measured against net sales, was due to an increase in headcount, which resulted from hiring additional research and development personnel and the corresponding recruiting costs to hire these personnel, as well as costs associated with new product performance enhancements, and domestic and international product certifications.

    Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. Marketing and selling expenses increased by 11.4% to $21,504,000 in 2001 from $19,299,000 in 2000, representing 35.4% and
35.7%, respectively, of net sales. The increase in dollars spent was primarily due to the continuing development of the education and international markets, as well as costs associated with penetrating new markets.

    General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 12.1% to $3,378,000 in 2001 from $3,014,000 in 2000, representing 5.6% and 5.6%, respectively, of net sales. The increase in dollars spent was primarily a result of increasing SpectraLink's infrastructure to support a higher volume of sales and future growth, which resulted in increased salaries and amounts spent on general business matters.

    Investment Income and Other, Net. Investment income is the result of SpectraLink's investment in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other decreased by 27.5% to $1,360,000 in 2001 from $1,877,000 in 2000. The decrease in investment income and other was primarily due to a decrease in interest rates in 2001.

    Income Tax. SpectraLink's net income tax expense was $4,201,000 in 2001 compared to $3,613,000 in 2000. The increase was primarily related to increased sales and income from the operations of SpectraLink. As of December 31, 2001, SpectraLink had approximately $615,000 of research and development and alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities. The tax credits expire between 2017 and 2020 and are subject to examination by the tax authorities.

    Future Operating Expenses. SpectraLink bases operating expenses in part on its expectations of future sales, and generally determines expense levels in advance of sales. SpectraLink currently plans to continue to expand and increase its operating expenses in an effort to generate and support additional future revenue. If sales do not occur in any quarter as expected, SpectraLink's results of operations for that quarter will be adversely affected. Net income may be disproportionately affected by a reduction of revenue because only a small portion of SpectraLink's operating expenses varies directly with its revenue.

YEARS ENDED DECEMBER 31, 2000 AND 1999

    Product Sales, Net. SpectraLink derives its product revenue principally from the sale of wireless, on-premises telephone systems. Product sales increased 31.9% to $46,206,000 in 2000 from $35,019,000 in 1999. The increase in sales was mainly due to increased product sales through dealers and distributors, and increased penetration of commercial markets.

    Service Sales. SpectraLink derives its service revenue principally from the installation and service of wireless, on-premises telephone systems. Service sales increased 28.1% to $7,877,000 in 2000 from $6,150,000 in 1999. The increase in service sales was mainly due to increased revenue from maintenance contracts and installations.

    Gross Profit. SpectraLink's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 33.7% to $35,148,000 in 2000 from $26,292,000 in 1999.
SpectraLink's gross profit margin (gross profit as a percentage of net sales) increased to 65.0% in 2000 from 63.9% in 1999. The increase in gross profit margin as a percentage of sales was mainly due to an increase in revenue, lower material costs and a product mix favoring large systems.

    Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of SpectraLink's systems. Research and development expenses increased by 11.1% to $4,565,000 in 2000 from $4,110,000 in 1999, representing 8.4% and 10.0%, respectively, of net sales. Research and development expenses in both 2000 and 1999 were associated with new product development, improvements to existing products, and manufacturing process improvements. The decrease, as measured against net sales, was the result of economies of scale resulting from increased sales.

    Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, and market research. These expenses increased by 28.1% to $19,299,000 in 2000 from $15,060,000 in 1999, representing 35.7% and 36.6%, respectively, of net sales. The increase in dollars spent was primarily the result of enhancing the indirect sales channel, including increasing co-op marketing programs with SpectraLink's indirect sales channel to generate future opportunities, as well as adding sales and marketing personnel to increase sales and market penetration in North America and Europe. The decrease in marketing and sales costs as a percentage of sales was the result of economies of scale resulting from increased sales.

    General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 24.3% to $3,014,000 in 2000 from $2,424,000 in 1999, representing 5.6% and 5.9%, respectively, of net sales. The increase was primarily a result of increasing SpectraLink's infrastructure to support a higher volume of sales and future growth, which resulted in increased salaries and general business matters.

    Investment Income and Other, Net. Investment income is the result of SpectraLink's investment in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other increased by 27.6% to $1,877,000 in 2000 from $1,471,000 in 1999. The increase in investment income and other was primarily due to an increase in investment balances and higher interest rates.

    Income Tax. SpectraLink's net income tax expense was $3,613,000 in 2000 compared to a tax benefit of $1,765,000 in 1999. In 1999, SpectraLink recorded an income tax benefit of $4,246,000 to reverse the valuation allowance against deferred tax assets, because it was determined, more likely than not, that such tax benefits will be realized. Excluding the income tax benefit, SpectraLink had a tax provision of $2,481,000 in 1999. As of December 31, 2000, SpectraLink had approximately $794,000 of research and development and alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities. The tax credits expire between 2015 and 2020 and are subject to examination by the tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

    SpectraLink has funded its operations since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of December 31, 2001, SpectraLink had $38,246,000 of cash, cash equivalents and investments in marketable securities.

    During 2001, SpectraLink generated cash from operations of $12,243,000 consisting principally of net income of $7,001,000 and decreases in trade accounts receivable and inventory.

    Investing activities provided cash of $8,734,000 consisting primarily of maturities of investments in marketable securities, net of reinvestments, and purchases of property and equipment of $1,282,000.

    SpectraLink used $4,528,000 of cash in financing activities during 2001, which was a direct result of purchases of 810,000 shares of treasury stock at a cost of $9,053,000. The use of cash to repurchase common stock was offset by proceeds of $4,525,000 received from common stock option exercises and common stock issued through the employee stock purchase plan.

    As of December 31, 2001, SpectraLink had working capital of $55,297,000 compared to $49,339,000 at December 31, 2000. The increase in working capital occurred primarily from cash flows from operations, and the maturity of investments in marketable securities, offset by the repurchase of common stock. As of December 31, 2001, SpectraLink's current ratio (ratio of current assets to current liabilities) was 7.5:1, compared with a current ratio of 6.9:1 as of December 31, 2000.

    SpectraLink believes that its current cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient, based on SpectraLink's presently anticipated needs to fund necessary capital expenditures, to provide adequate working capital and to finance its expansion for the foreseeable future. There can be no assurance, however, that SpectraLink will not require additional financing. There can be no assurance that any additional financing will be available to SpectraLink on acceptable terms, or at all, when required by SpectraLink. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish a new accounting standard for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset, but does not permit amortization of goodwill as previously required by APB Opinion No. 17, "Intangible Assets". Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on SpectraLink's financial statements will depend on whether or not SpectraLink enters into business combination transactions in the future. If so, SpectraLink expects that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. Currently, these statements do not impact SpectraLink.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. SpectraLink is required to adopt this statement in its fiscal year 2003. SpectraLink does not believe that this statement will materially impact its results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement applies to recognized long-lived assets of an entity to be held and used or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. SpectraLink is required to adopt this statement for the first quarter of 2002. SpectraLink does not believe that this statement will materially impact its results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of SpectraLink due to adverse changes in financial and commodity market prices and rates. SpectraLink is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to SpectraLink's normal operating and funding activities. As of December 31, 2001, SpectraLink has not used derivative instruments or engaged in hedging activities, and is not currently impacted by fluctuations in foreign currency exchange rates.

INTEREST RATE RISK

    As part of SpectraLink's cash management strategy, at December 31, 2001, SpectraLink had short-term investments of $1,004,000 consisting of corporate securities. SpectraLink has the intent and the ability to hold these investments to maturity and classified these investments, which are stated at amortized cost, as "held-to-maturity". SpectraLink completed a market risk sensitivity analysis of these investments based on an assumed 1% increase in interest rates. If market interest rates increased 1% during the year ended December 31, 2001, SpectraLink would have experienced an unrealized loss of approximately $60,000 on these investments. This is only an estimate. Any actual loss due to an increase in interest rates could differ from this estimate.

FORWARD-LOOKING STATEMENT FACTORS

    Certain statements in this Annual Report on Form 10-K, as well as statements made by SpectraLink in periodic press releases, oral statements made by its officials to analysts and stockholders in the course of presentations about SpectraLink, and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as believes, anticipates, expects, intends, could, might, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Caution should be taken not to place undue reliance on any of these forward-looking statements since these statements speak only as of the date of the making of these statements and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of SpectraLink to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among other things,

    o The failure of the market for on-premises wireless telephone systems to grow or to grow as quickly as SpectraLink anticipates,

    o The intensely competitive nature of the wireless communications industry, and a customer preference to buy all telephone communications systems from a single source provider that manufactures and sells PBX or key/hybrid systems,

    o SpectraLink's and its resellers' ability to develop and execute effective marketing and sales strategies,

    o SpectraLink's reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process,

    o The risk of business interruption arising from SpectraLink's dependence on a single manufacturing facility,

    o SpectraLink's ability to manage potential expansion of operations in the U.S. and internationally,

    o SpectraLink's ability to respond to rapid technological changes within the on-premises wireless telephone industry,

    o SpectraLink's ability to attract and retain personnel, including key technical and management personnel,

    o Changes in general economic conditions that may reduce demand for SpectraLink's products,

    o The historic volatility of SpectraLink's stock price, which may make it more difficult to resell shares at prices attractive to sellers,

    o    SpectraLink's reliance on a limited number of significant customers,

    o    Changes in rules and regulations of the FCC,

    o    SpectraLink's ability to protect its intellectual property rights,

    o The assertion of intellectual property infringement claims against SpectraLink,

    o Changes in economic and business conditions affecting SpectraLink's customers,

    o A lower than anticipated rate of adoption of the 802.11 standard in international markets,

    o SpectraLink's reliance on its 802.11 technology partners to continue to provide the wireless local area network for SpectraLink's NetLink product, and to provide access points which support SpectraLink Voice Priority,

    o The certification and approval process for SpectraLink's NetLink product for use in countries that support the 802.11 standard,

    o    Other factors over which SpectraLink has little or no control, and

    o Potential fluctuations in SpectraLink's future operating results. SpectraLink has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside SpectraLink's control. These factors include (a) fluctuating market demand for, and declines in the average selling prices of, SpectraLink's products, (b) the timing of and delay of significant orders from customers and (c) seasonality in demand within various sectors. Historically, SpectraLink has not operated with a significant order backlog and a substantial portion of its revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, SpectraLink's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, SpectraLink's operating results could be materially adversely affected. In addition, due to the timing of orders from customers, SpectraLink has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, SpectraLink's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to SpectraLink's business, the price of SpectraLink's common stock would likely be materially adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        -----
Report of Independent Public Accountants                                F - 1
Consolidated Balance Sheets as of December 31, 2001 and 2000            F - 2
Consolidated Statements of Operations for the Years Ended
    December 31, 2001, 2000 and 1999                                    F - 3
Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2001, 2000 and 1999                              F - 4
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000 and 1999                                    F - 5
Notes to Consolidated Financial Statements                              F - 6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SpectraLink Corporation:

    We have audited the accompanying consolidated balance sheets of SPECTRALINK CORPORATION (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPECTRALINK CORPORATION and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                        /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
   January 18, 2002 (except with respect to the matter discussed in Note 9, as to which the date is March 20, 2002).

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                          AS OF DECEMBER 31,
                                                                          ------------------
CURRENT ASSETS:                                                          2001            2000
                                                                       --------        --------
   Cash and cash equivalents                                           $ 37,242        $ 20,793
   Short-term investments in marketable securities                        1,004          10,976
   Trade accounts receivable, net of allowance of
      $364 and $308, respectively                                        12,820          14,481
   Income taxes receivable                                                2,579              --
   Inventory, net                                                         8,073           9,029
   Deferred income taxes - current portion                                1,548           1,336
   Other                                                                    520           1,037
                                                                       --------        --------
      Total current assets                                               63,786          57,652
                                                                       --------        --------
PROPERTY AND EQUIPMENT, at cost:
   Furniture and fixtures                                                 1,575           1,461
   Equipment                                                              6,290           5,173
   Leasehold improvements                                                   856             805
                                                                       --------        --------
                                                                          8,721           7,439
   Less - Accumulated depreciation                                       (6,503)         (5,420)
                                                                       --------        --------
      Net property and equipment                                          2,218           2,019
DEFERRED INCOME TAXES - NON CURRENT PORTION                                 201             236
OTHER                                                                       233             163
                                                                       --------        --------
      TOTAL ASSETS                                                     $ 66,438        $ 60,070
                                                                       ========        ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                    $  1,009        $  1,549
   Accrued payroll, commissions, and employee benefits                    2,371           2,519
   Income taxes payable                                                      --              62
   Accrued sales, use and property taxes                                    345             226
   Accrued warranty expenses                                                278             290
   Accrued marketing fees                                                   106             294
   Accrued professional fees                                                141             149
   Other accrued expenses                                                   371             292
   Deferred revenue                                                       3,868           2,932
                                                                       --------        --------
      Total current liabilities                                           8,489           8,313
LONG-TERM LIABILITIES                                                       231             263
                                                                       --------        --------
      TOTAL LIABILITIES                                                   8,720           8,576
                                                                       --------        --------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)
STOCKHOLDERS' EQUITY (Note 3):
   Preferred stock, 5,000 shares authorized, none issued
        and outstanding                                                      --              --
   Common stock, $.01 par value; 50,000 shares authorized;
        21,754 and 20,775 shares issued, respectively; 19,228
        and 19,059 shares outstanding, respectively                         218             207
   Additional paid-in capital                                            62,120          53,855
   Treasury stock, at cost, 2,526 and 1,716 shares, respectively        (17,617)         (8,564)
   Retained earnings                                                     12,997           5,996
                                                                       --------        --------
      TOTAL STOCKHOLDERS' EQUITY                                         57,718          51,494
                                                                       --------        --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 66,438        $ 60,070
                                                                       ========        ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                             2001           2000           1999
                                           --------       --------       --------
Product sales, net                         $ 50,683       $ 46,206       $ 35,019
Service sales                                10,068          7,877          6,150
                                           --------       --------       --------
     Total net sales                         60,751         54,083         41,169

Cost of product sales                        15,206         14,913         11,898
Cost of service sales                         5,311          4,022          2,979
                                           --------       --------       --------
     Total cost of sales                     20,517         18,935         14,877
                                           --------       --------       --------

          Gross profit                       40,234         35,148         26,292

OPERATING EXPENSES:
    Research and development                  5,510          4,565          4,110
    Marketing and selling                    21,504         19,299         15,060
    General and administrative                3,378          3,014          2,424
                                           --------       --------       --------
        Total operating expenses             30,392         26,878         21,594
                                           --------       --------       --------

INCOME FROM OPERATIONS                        9,842          8,270          4,698
INVESTMENT INCOME AND OTHER, net              1,360          1,877          1,471
                                           --------       --------       --------
INCOME BEFORE INCOME TAXES                   11,202         10,147          6,169
INCOME TAX EXPENSE (BENEFIT)                  4,201          3,613         (1,765)
                                           --------       --------       --------

NET INCOME                                 $  7,001       $  6,534       $  7,934
                                           ========       ========       ========

BASIC EARNINGS PER SHARE (Note 2)          $   0.37       $   0.34       $   0.42
                                           ========       ========       ========
BASIC WEIGHTED-AVERAGE SHARES
 OUTSTANDING                                 19,010         19,190         18,840
                                           ========       ========       ========

DILUTED EARNINGS PER SHARE (Note 2)        $   0.35       $   0.32       $   0.41
                                           ========       ========       ========

DILUTED WEIGHTED- AVERAGE SHARES
 OUTSTANDING                                 19,990         20,340         19,500
                                           ========       ========       ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)



                                              Common Stock                Treasury Stock             Additional     Retained
                                              ------------                --------------              Paid-in       Earnings
                                         Shares         Amount         Shares          Amount         Capital       (Deficit)
                                        --------       --------       --------        --------        --------      ---------
BALANCES, DECEMBER 31, 1998               19,837       $    198           (886)       $ (2,743)       $ 49,515       $ (8,472)
Exercises of common stock options            479              5             --              --           1,206             --
Issuance of common
    stock pursuant to Employee
    Stock Purchase Plan                      141              1             --              --             506             --
Income tax benefit from exercises
    of stock options                          --             --             --              --             516             --
Net income                                    --             --             --              --              --          7,934
Purchases of treasury stock                   --             --           (508)         (2,347)             --             --
                                        --------       --------       --------        --------        --------       --------
BALANCES, DECEMBER 31, 1999               20,457            204         (1,394)         (5,090)         51,743           (538)
Exercises of common stock options            254              2             --              --             928             --
Issuance of common
   stock pursuant to Employee
   Stock Purchase Plan                        64              1             --              --             601             --
Income tax benefit from exercises
   of stock options                           --             --             --              --             583             --
Net income                                    --             --             --              --              --          6,534
Purchases of treasury stock                   --             --           (322)         (3,474)             --             --
                                        --------       --------       --------        --------        --------       --------
BALANCES, DECEMBER 31, 2000               20,775            207         (1,716)         (8,564)         53,855          5,996
Exercises of common stock options            917             10             --              --           3,904             --
Issuance of common
   stock pursuant to Employee
   Stock Purchase Plan                        62              1             --              --             610             --
Income tax benefit from exercises
   of stock options                           --             --             --              --           3,751             --
Net income                                    --             --             --              --              --          7,001
Purchases of treasury stock                   --             --           (810)         (9,053)             --             --
                                        --------       --------       --------        --------        --------       --------
BALANCES, DECEMBER 31, 2001               21,754       $    218         (2,526)       $(17,617)       $ 62,120       $ 12,997
                                        ========       ========       ========        ========        ========       ========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                           2001            2000            1999
                                                                         --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  7,001        $  6,534        $  7,934
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                         1,083           1,064           1,196
      Income tax benefit from the exercises of stock options                3,751             583             516
      Provision for bad debts                                                  56              80              72
      Provision for excess and obsolete inventory                             127             200             177
      Amortization of discount on investments in securities                   (44)           (113)           (263)
      Loss on disposal of assets                                               --              28               5
      Deferred income taxes                                                  (177)          1,069          (2,641)
      Changes in assets and liabilities --
         Decrease (increase) in trade accounts receivable                   1,605          (2,827)         (1,636)
         Increase in income taxes receivable                               (2,579)             --              --
         Decrease (increase) in inventory                                     829          (4,038)           (245)
         Decrease (increase)  in other assets                                 447           1,034          (1,506)
         (Decrease) increase in accounts payable                             (540)            146             583
         Increase in accrued liabilities, income taxes payable and
            deferred revenue                                                  684           2,054             575
                                                                         --------        --------        --------
         Net cash provided by operating activities                         12,243           5,814           4,767
                                                                         --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                  (1,282)           (707)           (841)
      Proceeds from disposal of property and equipment                         --              --              16
      Purchases of investments in marketable securities                    (3,484)         (2,976)        (20,728)
      Maturity of investments in marketable securities                     13,500          11,000          18,000
                                                                         --------        --------        --------
         Net cash provided by (used in) investing activities                8,734           7,317          (3,553)
                                                                         --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchases of treasury stock                                          (9,053)         (3,474)         (2,347)
      Proceeds from exercises of common stock options                       3,914             930           1,211
      Proceeds from issuances of common stock                                 611             602             507
                                                                         --------        --------        --------
         Net cash used in financing activities                             (4,528)         (1,942)           (629)
                                                                         --------        --------        --------
INCREASE IN CASH AND CASH EQUIVALENTS                                      16,449          11,189             585
CASH AND CASH EQUIVALENTS, beginning of year                               20,793           9,604           9,019
                                                                         --------        --------        --------
CASH AND CASH EQUIVALENTS, end of year                                   $ 37,242        $ 20,793        $  9,604
                                                                         ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                            $  3,268        $  1,675        $    343
                                                                         ========        ========        ========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) ORGANIZATION AND BUSINESS

    SpectraLink Corporation (a Delaware Corporation) and its wholly owned subsidiary, SpectraLink International Corporation, designs, manufactures and sells on-premises wireless telephone systems to customers in the United States, Canada, Mexico, Europe and Asia-Pacific that complement existing telephone systems by providing mobile communications in a building or campus environment. The SpectraLink Wireless Telephone System increases the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace.

(2) SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

    The accompanying financial statements reflect the consolidated results of SpectraLink Corporation and SpectraLink International Corporation (together the "Company" or "SpectraLink"). The Company has eliminated intercompany transactions in consolidation.

        Cash and Cash Equivalents

      The Company considers all highly liquid instruments purchased with original maturity dates of 90 days or less to be cash equivalents.

        Investments in Marketable Securities

    The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments in marketable securities consist of U.S. Government or U.S. Government Agency notes as well as corporate bonds. The Company has both the intent and ability to hold these investments to maturity and thus classifies these investments as held-to-maturity securities. As such, these investments are stated at amortized cost at December 31, 2001 and 2000. The following is a summary of held-to-maturity investments as of December 31, 2001 and 2000:


                                                       AS OF DECEMBER 31,
                                                       ------------------
                                                      2001            2000
                                                     -------        -------
                                                         (In thousands)
U.S. Government and Agency Obligations:
        Fair value                                   $    --        $ 9,989
        Gross unrealized holding gains                    --             (6)
        Gross unrealized holding losses                   --              1
                                                     -------        -------
        Amortized cost                               $    --        $ 9,984
                                                     =======        =======
Corporate Bonds:
        Fair value                                   $ 1,015        $   998
        Gross unrealized holding losses                  (11)            (6)
                                                     -------        -------
        Amortized cost                               $ 1,004        $   992
                                                     =======        =======

    No investments were sold prior to maturity in 2001 or 2000. The contractual maturity of the held-to-maturity investments as of December 31, 2001, was four months.

        Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are credit worthy. A portion of revenue is generated from healthcare and retail; therefore, the Company may be exposed to credit risk associated with these industries. The Company established an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

         Fair Value of Financial Instruments

    The Company's financial instruments consist of cash and cash equivalents, investments in marketable securities and trade receivables and payables. The carrying values of the cash equivalents, investments in marketable securities, trade receivables and payables approximate their fair values.

         Inventory

    Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory at December 31, 2001 and 2000, consists of the following:


                                                     2001         2000
                                                    ------       ------
                                                      (In thousands)
         Raw materials                              $3,621       $5,544
         Work in progress                               16            1
         Finished goods                              4,436        3,484
                                                    ------       ------
                                                    $8,073       $9,029
                                                    ======       ======

    The reserve for obsolete or otherwise unrealizable inventory was $410,000 and $283,000 as of December 31, 2001 and 2000, respectively.

         Depreciation and Amortization

    Depreciation is provided using the straight-line method over estimated useful lives of three to ten years for property and equipment. Depreciation expense was $994,000, $984,000, and $1,061,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of leasehold improvements is provided over the shorter of the estimated useful life of the improvements or the remaining term of the related lease. Amortization expense was $89,000, $80,000 and $135,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

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

         Revenue Recognition

    The Company derives its revenue principally from the sale, installation and service of wireless telephone systems. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. Revenue from product sales is recorded upon transfer of title, which is generally upon shipment of product. Revenue from installation services is deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement. The Company recognizes amounts billed to customers for shipping and handling costs as revenue when the related products are shipped. Costs of shipping and handling are included in cost of sales.

         Income Taxes

    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". The current provision for income represents actual or estimated amounts payable refundable on tax returns filed or to be filed each year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized.

         Earnings per Share

    Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing net earnings by the sum of the weighted-average number of common shares outstanding and, if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they are anti-dilutive, totaled 80,607, 56,325 and 49,423 for the years ended December 31, 2001, 2000 and 1999, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:


                                                                   Years Ended December 31,
                                                            (In thousands, except per share amounts)
                                  -----------------------------------------------------------------------------------------------
                                             2001                              2000                              1999
                                  ---------------------------      ----------------------------      ----------------------------
                                    Net                  Per         Net                  Per         Net                    Per
                                  Income    Shares      Share      Income     Shares     Shares      Shares     Shares     Shares
                                  ------    ------     ------      ------     ------     ------      ------     ------     ------
Basic EPS---                      $7,001    19,010     $ 0.37      $6,534     19,190     $ 0.34      $7,934     18,840     $ 0.42
Effect of dilutive securities:
Stock purchase plan                   --        16         --          --         17         --          --         50         --
Stock options outstanding             --       964      (0.02)         --      1,133      (0.02)         --        610      (0.01)
                                  ------    ------     ------      ------     ------     ------      ------     ------     ------
Diluted EPS---                    $7,001    19,990     $ 0.35      $6,534     20,340     $ 0.32      $7,934     19,500     $ 0.41
                                  ======    ======     ======      ======     ======     ======      ======     ======     ======

         Use of Estimates in the Preparation of Consolidated Financial
Statements

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Stock-Based Compensation Plans

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion (APB) No. 25 (APB No. 25), "Accounting for Stock Issued to Employees". The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value based method of accounting for stock options and similar equity instruments.

         Comprehensive Income

    Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2001, and for the cumulative period from inception, the Company has not had any transactions that are required to be reported as adjustments to determine comprehensive income.

         Reportable Segments

    Since its inception, the Company has conducted its operations in one operating segment.

         New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish a new accounting standard for goodwill acquired in a business combination. These continue to require recognition of goodwill as an asset, but do not permit amortization of goodwill as previously required by APB Opinion No. 17, "Intangible Assets". Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements will depend on whether or not the Company enters into business combination transactions in the future. If so, the Company expects that the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. Currently, these statements do not impact the Company.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt this statement in its fiscal year 2003. The Company does not believe that this statement will materially impact its results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement applies to recognized long-lived assets of an entity to be held and used, or to be disposed of. This statement does not apply to goodwill, intangible assets not being amortized, financial instruments, and deferred tax assets. This statement requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The Company is required to adopt this statement for the first quarter of 2002. The Company does not believe that this statement will materially impact its results of operations.

    Reclassifications

    Certain prior year balances have been reclassified to conform to current year presentation.


(3) STOCKHOLDERS' EQUITY

         Stock Option Plan

    On May 24, 2000, the Company's stockholders approved the 2000 Stock Option Plan (the 2000 Option Plan), which is a successor to the Company's original option plan that became effective June 7, 1990. Collectively, these two option plans are referred to as the ("Plans"). The 2000 Option Plan provides selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase up to 2,000,000 shares of the Company's common stock. The 2000 Option Plan also provides for automatic annual increases in the number of shares available for the 2000 Option Plan by an amount equal to five percent of the total number of shares of the Company's common stock outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares ratified by the Company's Board of Directors, not to exceed 1,300,000 shares. In 2001, the Board of Directors increased the number of shares available for the 2000 Option Plan by 900,000 shares.

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

    Options granted under the Plans are exercisable for periods ranging from 8 to 10 years from the date of the grant.

    Options granted become exercisable at a rate of 25% after 12 months from the date of grant, and ratably per month thereafter, conditioned upon continued employment. Full vesting occurs after 48 months from the date of grant.

    A summary of activity of the Plans for the years ended December 31, 2001, 2000 and 1999, is as follows:



                                                                           Weighted Average
                                                      Number of Shares      Exercise Price
                                                    -------------------   ------------------
                                                    (In thousands, except per share amounts)

         Outstanding at December 31, 1999                     1,954           $ 3.99
                     Granted                                    724           $10.95
                     Canceled                                   (86)          $ 8.89
                     Exercised                                 (254)          $ 3.59
                                                             ------
         Outstanding at December 31, 2000                     2,338           $ 6.01
                     Granted                                    703           $10.74
                     Canceled                                   (52)          $10.59
                     Exercised                                 (917)          $ 4.27
                                                             ------
         Outstanding at December 31, 2001                     2,072           $ 8.27
                                                             ======           ======

         Exercisable at December 31, 2001                       759           $ 6.07
                                                             ======           ======

    A summary of additional information related to the options outstanding as of December 31, 2001, is as follows:



                                    Options Outstanding                        Options Exercisable
                     --------------------------------------------------  --------------------------------
                                              Weighted
                             Number            Average         Weighted          Number          Weighted
Range of                Outstanding          Remaining          Average     Exercisable           Average
Exercise Prices      (In thousands)   Contractual Life   Exercise Price  (In thousands)    Exercise Price
---------------      --------------   ----------------   --------------  --------------    --------------
$ 0.30 - $ 3.56                 250          2.9 years           $ 2.57             185            $ 2.26
$ 3.62 - $ 4.00                 211          3.7 years           $ 3.84             198            $ 3.85
$ 4.12 - $ 4.88                 217          5.3 years           $ 4.53              81            $ 4.41
$ 5.00 - $ 9.06                 175          6.9 years           $ 8.12              60            $ 7.68
$ 9.10 - $ 9.12                 258          6.3 years           $ 9.12             104            $ 9.12
$ 9.15 - $10.14                 124          7.0 years           $ 9.68              22            $ 9.64
$10.19                          418          9.1 years           $10.19              --                --
$10.75 - $12.19                 265          8.6 years           $11.61              83            $11.86
$12.25 - $26.88                 153          8.6 years           $15.43              26            $17.52
$27.00                            1          6.2 years           $27.00              --                --
                             ------          ---------           ------          ------            ------
Total                         2,072          6.6 years           $ 8.27             759            $ 6.07
                             ======          =========           ======          ======            ======

    For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 4.10%, 4.84% and 5.23%; no expected dividend yields; expected lives (net of forfeitures) of 4.0 years, 4.1 years and
3.8 years; and expected volatility of 90%, 118% and 124%. The weighted average fair value of options granted in 2001, 2000 and 1999, was $8.66, $9.94 and $4.22, respectively.

         Employee Stock Purchase Plan

    On May 24, 2000, the Company's stockholders amended the Employee Stock Purchase Plan (the Stock Purchase Plan) to increase the authorized shares available for issue by 100,000, and to provide for an annual increase in the number of shares of common stock available under the Stock Purchase Plan in an amount equal to 60,000 per year. Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the Stock Purchase Plan if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date or termination date of each offering period (usually six months). Under the Stock Purchase Plan, the Company sold to employees 62,093 shares in 2001, 64,035 shares in 2000, and 140,772 shares in 1999. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions for 2001, 2000 and 1999, respectively: no dividend yield; an expected life of six months; expected volatility of 90%, 118% and 124%; and a risk-free interest rate of 3.57%, 5.73% and 5.04%, respectively. The weighted-average fair value of the right to purchase those shares in 2001, 2000 and 1999, was $4.67, $5.48 and $2.10 per share, respectively.

         Pro Forma Disclosure of Stock-Based Compensation

    The fair value of the stock options granted in 2001, 2000 and 1999, was approximately $6,035,000, $7,110,000 and $3,159,000, respectively, which would be amortized as compensation expense over the graded vesting period of the options. Pro forma stock-based compensation expense for stock options, net of the effect of forfeitures, was $2,833,000,

$3,774,000 and $796,000 in 2001, 2000 and 1999, respectively, and for the Stock Purchase Plan was $290,000, $338,000 and $295,000 in 2001, 2000 and 1999,
respectively. If compensation cost had been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income and diluted earnings per share would have been reduced to the following pro forma amounts:


                                               Years Ended December 31,
                                               ------------------------
                                       2001               2000                1999
                                     ---------          ---------          ---------
                                         (In thousands, except per share data)
Net income:
   As reported                       $   7,001          $   6,534          $   7,934
   Pro forma                         $   5,049          $   3,902          $   7,258
Diluted earnings per share:
   As reported                       $    0.35          $    0.32          $    0.41
   Pro forma                         $    0.25          $    0.19          $    0.37

    Weighted-average shares used to calculate pro forma diluted earnings per share were determined as described in Note 2.


(4) INCOME TAXES

    The expense (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999, is as follows:


                                                          Years Ended December 31,
                                                          ------------------------
                                                   2001              2000              1999
                                                  -------           -------           -------
                                                                (In thousands)
Current provision-
   Federal                                        $ 3,558           $ 2,162           $   672
   State                                              820               382               204
                                                  -------           -------           -------
                                                    4,378             2,544               876
                                                  -------           -------           -------
Deferred provision-
   Federal                                           (153)            1,017             1,462
   State                                              (24)               52               143
                                                  -------           -------           -------
                                                     (177)            1,069             1,605
   Reduction of valuation allowance                    --                --            (4,246)
                                                  -------           -------           -------
                                                     (177)            1,069            (2,641)
                                                  -------           -------           -------
            Income tax expense (benefit)          $ 4,201           $ 3,613           $(1,765)
                                                  =======           =======           =======

    The Company recorded a reduction in its income taxes payable equal to the benefit for tax deductible compensation related to exercises of stock options of $3,751,000, $583,000 and $516,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The reduction in income taxes payable that results from stock options is accounted for as additional proceeds from the exercise of the options and credited directly to paid-in-capital. The benefit does not reduce income tax expense charged to income.

      The following reconciles the Company's effective tax expense (benefit) to the federal statutory expense for the years ended December 31, 2001, 2000 and 1999:


                                                             Years Ended December 31,
                                                             ------------------------
                                                     2001               2000             1999
                                                    -------           -------           -------
                                                                  (In thousands)
Income tax expense per federal statutory
  rate (34%)                                        $ 3,808           $ 3,450           $ 2,097
State income taxes, net of federal benefit              539               335               204
Permanent differences and other                         101                30               461
Income tax credits                                     (247)             (202)             (281)
Reduction of valuation allowance                         --                --            (4,246)
                                                    -------           -------           -------
                                                    $ 4,201           $ 3,613           $(1,765)
                                                    =======           =======           =======

    For federal income tax reporting purposes, at December 31, 2001, the Company has approximately $384,000 of research and development tax credit carryforwards and approximately $231,000 of alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities, respectively. The research and development tax credits expire between 2017 and 2020, and are subject to examination by the tax authorities.

        The Company's deferred income taxes are summarized as follows:


                                                             As of December 31,
                                                          ----------------------
                                                           2001            2000
                                                          ------          ------
                                                              (In thousands)
Current deferred tax assets--
   Warranty reserve                                       $   91          $  109
   Allowance for uncollectible accounts                      137             115
   Inventory reserve                                         292             114
   Accrued vacation                                          286             204
   Deferred revenue                                          127              --
   Tax credit carryforward                                   615             794
                                                          ------          ------
                                                          $1,548          $1,336
                                                          ======          ======
Long-term deferred tax assets --
   Depreciation                                           $  201          $  236
                                                          ------          ------
                                                          $  201          $  236
                                                          ======          ======

(5) RELATED PARTY

    The Company rented office space in 2001 and 2000 from an affiliated company owned by one of the Company's officers, directors and shareholders. The lease expired in April 2001 and was not renewed. Total rent paid to the related party was $17,940 and $40,365 for the year ended December 31, 2001 and 2000, respectively.


(6) COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities and certain research and office equipment under noncancelable operating lease agreements. Minimum future annual lease payments under these leases as of December 31, 2001, are as follows:


        YEAR ENDING DECEMBER 31:         (In thousands)
        ------------------------         --------------
        2002                                $1,218
        2003                                 1,159
        2004                                 1,135
        2005                                   622
        2006                                   145
        Thereafter                              --
                                            ------
                                            $4,279
                                            ======

    Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 2001, 2000 and 1999, was approximately $1,429,000, $1,241,000 and $1,346,000, respectively.

(7) MAJOR CUSTOMERS

    The Company had sales to one major customer which individually comprised more than 10% of total net sales in 2001 and 2000. This major customer represented 12% of net sales in both 2001 and 2000. The Company did not have any customers that individually comprised more than 10% of total net sales for the year ended December 31, 1999.

    The Company's accounts receivable balances from customers as of December 31, 2001, included one customer comprising in excess of 10% of the net trade accounts receivable balance. No customers comprised in excess of 10% of net trade accounts receivable as of December 31, 2000.

(8) RETIREMENT PLAN

    The Company has a 401(k) Profit Sharing Plan (the 401(k) Plan) which covers all eligible employees beginning the first of the month following the employee's date of hire, as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 15% of their compensation, as defined, up to a maximum limit determined by law. Participants are always fully vested in their contributions.

    The Company may make discretionary matching contributions up to a maximum of 3% of each participant's compensation. Additionally, the Company may make discretionary contributions to eligible employees in proportion to the employee's compensation and unrelated to any employee contributions or Company profitability. Vesting in the Company's discretionary contributions is based on years of service, with a participant fully vested immediately. The Company has made discretionary matching contributions of approximately $453,000, $244,000 and $0 to the 401(k) Plan for the years ended December 31, 2001, 2000, and 1999, respectively.

(9) SUBSEQUENT EVENT

    The Company and its officers and directors have been named as defendants in four lawsuits served between February 20, 2002 and March 20, 2002, three of which have been filed in the United States District Court for the District of Colorado and one of which has been filed in the Colorado District Court for the City and County of Denver. In each of the lawsuits, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims either on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002, or in the case of two of the lawsuits (one filed in the United States District Court and one in the Colorado District Court), derivatively on behalf of SpectraLink. Two of the lawsuits filed in the United States District contain essentially identical claims alleging that SpectraLink and certain of its officers and directors violated the United States securities laws, specifically Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, accompanied by insider stock sales made prior to the fall in the price of SpectraLink's stock after the announcement of SpectraLink's financial results for the fourth fiscal quarter ended December 31, 2001. On January 14, 2002, SpectraLink issued a press release announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

    The cases are designated as follows: Wilmer Kerns, Individually And On Behalf of All Others Similarly Situated, Plaintiff, vs. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0263); Danilo Martin Molieri, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0315); Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendant(s), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation, Plaintiff, v. Carl D. Carmen, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case. No. 02CV1687).

    It is possible that additional lawsuits may be filed alleging similar claims. SpectraLink believes that certain of the lawsuits may eventually be consolidated into a single action or that some of the suits may be stayed while others proceed, as is customary in such cases. Unless circumstances warrant, SpectraLink does not intend to report the filing of additional lawsuits based on the allegations contained in these cases.

    SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend itself and its officers and directors. SpectraLink does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, no assurance can be given that Spectralink will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and their lawyers, which could have a material adverse effect on SpectraLink's business, financial condition and results of operations. In addition, the litigation could result in substantial costs, divert management's attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, SpectraLink's business could be adversely affected, even if the plaintiffs are not successful in their claims against SpectraLink and/or its officers and directors.

    SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information required to be set forth hereunder has been omitted and, except as stated therein, will be incorporated by reference, when filed, from SpectraLink's Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on or about May 22, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

    Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from SpectraLink's Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on or about May 22, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from SpectraLink's Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on or about May 22, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from SpectraLink's Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on or about May 22, 2002.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)      (1) Financial Statements.

         The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 18.

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

         3.1            Certificate of Incorporation of the Registrant.(1)

         3.2            Amended and Restated Bylaws of the Registrant.(1)

         4.1            Specimen common stock certificate.(1)

         10.1 SpectraLink Corporation Stock Option Plan, as amended.(1)

         10.2 Form of Incentive Stock Option Agreement under SpectraLink's Stock Option Plan.(1)

         10.3 Form of Non-Qualified Stock Option Agreement under SpectraLink's Stock Option Plan.(1)

         10.4 Form of Indemnification Agreement with directors and executive officers of the Registrant.(1)

         10.5 Stock Restriction Agreement dated September 5, 1995, between SpectraLink and Wellington Trust.(1)

         10.6 Lease Agreement dated September 29, 1995 between SpectraLink and Walnut Prairie Joint Venture.(1)

         10.7 Form of Consultant Non-Disclosure Agreement used between SpectraLink and consultants.(1)

         10.8 Form of Employee Non-Disclosure Agreement used between SpectraLink and its employees.(1)

         10.9 Sublease Agreement dated May 1, 1990, between Incubix, Inc. and SpectraLink.(1)

         10.10 Lease agreement dated October 17, 1996 between SpectraLink and Flatiron Park Company.(2)

         10.11 Lease agreement dated February 26, 1998, as amended January 8, 1999, between SpectraLink and Flatiron Park Company.(3)

         10.12 SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements.(5)

         10.13 SpectraLink Corporation Employee Stock Purchase Plan, as amended.(5)

         10.14 Amendment dated March 9, 2001 to lease agreement dated February 26, 1998, between SpectraLink and Flatiron Industrial Park Company.*

         10.15 Lease agreement dated September 20, 2001, between SpectraLink and 2545 Central, LLC.*

         21.1           Subsidiaries of the Company.(4)

         23.1           Consent of Arthur Andersen LLP*.

         99.1 Issuer's Letter Pursuant to Temporary Note 3T to Section 210.2-02 of Regulation S-X*.

----------

         * Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

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

(b)      Reports on Form 8-K

    SpectraLink filed one Current Report on Form 8-K during the fiscal quarter ended December 31, 2001, on November 14, 2001, reporting information under Item 9 "Regulation FD Disclosure," concerning its projected 2002 results of operations and earnings per share. No financial statements were filed with the Current Report on Form 8-K.

    SpectraLink and the SpectraLink logo are registered trademarks of SpectraLink Corporation. Link Wireless Telephone System, NetLink Wireless Telephones, and Wireless@work are trademarks of SpectraLink Corporation. All other trademarks mentioned herein are the property of their respective owners.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPECTRALINK CORPORATION


By: /s/ BRUCE M. HOLLAND
   ---------------------
      Bruce M. Holland,
      President and CEO

Date: March 25, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signatures                            Title                               Date
       ----------                            -----                               ----
/s/ BRUCE M. HOLLAND                Principal Executive Officer             March 25, 2002
---------------------------          and Director
    Bruce M. Holland


/s/ NANCY K. HAMILTON               Principal Financial Officer             March 25, 2002
---------------------------          and Principal Accounting Officer
    Nancy K. Hamilton


/s/ CARL D. CARMAN                  Director                                March 25, 2002
---------------------------
    Carl D. Carman


/s/ ANTHONY V. CAROLLO, JR.         Director                                March 25, 2002
---------------------------
    Anthony V. Carollo, Jr.


/s/ BURTON J. MCMURTRY              Director                                March 25, 2002
---------------------------
    Burton J. McMurtry

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 3.1                Certificate of Incorporation of the Registrant.(1)

 3.2                Amended and Restated Bylaws of the Registrant.(1)

 4.1                Specimen common stock certificate.(1)

 10.1               SpectraLink Corporation Stock Option Plan, as amended.(1)

 10.2               Form of Incentive Stock Option Agreement under SpectraLink's
                    Stock Option Plan.(1)

 10.3               Form of Non-Qualified Stock Option Agreement under the
                    SpectraLink's Stock Option Plan.(1)

 10.4 Form of Indemnification Agreement with directors and executive officers of the Registrant.(1)

 10.5               Stock Restriction Agreement dated September 5, 1995, between
                    SpectraLink and Wellington Trust.(1)

 10.6 Lease Agreement dated September 29, 1995 between SpectraLink and Walnut Prairie Joint Venture.(1)

 10.7               Form of Consultant Non-Disclosure Agreement used between
                    SpectraLink and consultants.(1)

 10.8               Form of Employee Non-Disclosure Agreement used between
                    SpectraLink and its employees.(1)

 10.9               Sublease Agreement dated May 1, 1990, between Incubix, Inc.
                    and SpectraLink.(1)

 10.10 Lease agreement dated October 17, 1996 between SpectraLink and Flatiron Park Company.(2)

 10.11              Lease agreement dated February 26, 1998, as amended January
                    8, 1999, between SpectraLink and Flatiron Park Company.(3)

 10.12 SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock
                    Option Agreements.(5)

 10.13 SpectraLink Corporation Employee Stock Purchase Plan, as amended.(5)

 10.14              Amendment dated March 9, 2001 to lease agreement dated
                    February 26, 1998, between SpectraLink and Flatiron
                    Industrial Park Company.*

 10.15              Lease agreement dated September 20, 2001, between
                    SpectraLink and 2545 Central, LLC.*

 21.1               Subsidiaries of the Company.(4)

 23.1               Consent of Arthur Andersen LLP*.

 99.1               Issuer's Letter Pursuant to Temporary Note 3T to Section
                    210.2-02 of Regulation S-X*.

----------

 * Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

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