Form 10-Q
period 2002-03-31
SPECTRALINK CORP
filed 2002-05-14
CIK 894268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

  [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       or

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

As of March 31, 2002, there were 19,091,088 shares of SpectraLink Corporation's Common Stock - par value $.01.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                                      INDEX

                                                                                                      Page
                                                                                                      ----
Part I            Financial Information


       Item 1     Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at
                  March 31, 2002 and December 31, 2001 (Unaudited)                                       3

                  Condensed Consolidated Statements of Income for the
                  Three Months Ended March 31, 2002 and 2001 (Unaudited)                                 4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2002 and 2001 (Unaudited)                                 5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                       6

       Item 2     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  8

       Item 3     Quantitative and Qualitative Disclosures about Market Risk                            13

Part II           Other Information

       Item 1     Legal Proceedings                                                                     18

       Item 6     Exhibits and Reports on Form 8-K

                  (a) Exhibits
                        None

                  (b) Form 8-K                                                                          19

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                     ASSETS

                                                                                               March 31,          December 31,
                                                                                                 2002                 2001
                                                                                              ----------          ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                                 $   37,450           $   37,242
    Short-term investments in marketable securities                                                1,001                1,004
    Trade accounts receivable, net of allowance of $349 and $364, respectively                    11,356               12,820
    Income taxes receivable                                                                        2,181                2,579
    Inventory, net of allowance of $511 and $410, respectively                                     7,715                8,073
    Deferred income taxes-current portion                                                          1,548                1,548
    Other                                                                                            705                  520
                                                                                              ----------           ----------
         Total current assets                                                                     61,956               63,786

PROPERTY AND EQUIPMENT, at cost:
   Furniture and fixtures                                                                          1,576                1,575
   Equipment                                                                                       6,334                6,290
   Leasehold improvements                                                                            860                  856
                                                                                              ----------           ----------
                                                                                                   8,770                8,721
   Less - accumulated depreciation                                                                (6,786)              (6,503)
                                                                                              ----------           ----------
        Net property and equipment                                                                 1,984                2,218
DEFERRED INCOME TAXES - NON CURRENT                                                                  201                  201
OTHER                                                                                                243                  233
                                                                                              ----------           ----------
         TOTAL ASSETS                                                                         $   64,384           $   66,438
                                                                                              ==========           ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                           $      736           $    1,009
   Accrued payroll, commissions and employee benefits                                              1,953                2,371
   Accrued sales, use and property taxes                                                             256                  345
   Accrued warranty expenses                                                                         248                  278
   Other accrued expenses                                                                            791                  618
   Deferred revenue                                                                                4,125                3,868
                                                                                              ----------           ----------
        Total current liabilities                                                                  8,109                8,489
LONG-TERM LIABILITIES                                                                                223                  231
                                                                                              ----------           ----------
         TOTAL LIABILITIES                                                                         8,332                8,720
                                                                                              ----------           ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, 5,000 shares authorized, none issued and outstanding                              --                   --
   Common stock, $0.01 par value, 50,000 shares authorized, 21,978 and 21,754 shares
        issued, respectively, and 19,091 and 19,228 shares outstanding, respectively                 219                  218
   Additional paid-in capital                                                                     62,998               62,120
   Retained earnings                                                                              13,912               12,997
   Treasury stock, 2,887 shares and 2,526 shares, respectively, at cost                          (21,077)             (17,617)
                                                                                              ----------           ----------
        TOTAL STOCKHOLDERS' EQUITY                                                                56,052               57,718
                                                                                              ----------           ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   64,384           $   66,438
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

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                            ----------------------------
                                                                                               2002               2001
                                                                                            ---------          ---------
         SALES:
                Product Sales, net                                                          $  11,263          $  11,694
                Service Sales                                                                   2,598              2,369
                                                                                            ---------          ---------
                     Net Sales                                                                 13,861             14,063
                                                                                            ---------          ---------

         COST OF SALES:
               Cost of Product Sales                                                            3,524              3,185
               Cost of Service Sales                                                            1,298              1,310
                                                                                            ---------          ---------
                    Total Cost of Sales                                                         4,822              4,495
                                                                                            ---------          ---------

                         Gross Profit                                                           9,039              9,568

         OPERATING EXPENSES:
               Research and Development                                                         1,522              1,275
               Marketing and Selling                                                            5,251              5,151
               General and Administrative                                                         933                805
                                                                                            ---------          ---------

                    Total Operating Expenses                                                    7,706              7,231
                                                                                            ---------          ---------

         INCOME FROM OPERATIONS                                                                 1,333              2,337
         INVESTMENT INCOME AND OTHER, net                                                         143                441
                                                                                            ---------          ---------
         INCOME BEFORE INCOME TAXES                                                             1,476              2,778
         INCOME TAX EXPENSE                                                                       561              1,041
                                                                                            ---------          ---------

         NET INCOME                                                                         $     915          $   1,737
                                                                                            =========          =========

         BASIC EARNINGS PER SHARE (Note 3)                                                  $    0.05          $    0.09
                                                                                            =========          =========

         BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                             19,190             19,080
                                                                                            =========          =========

         DILUTED EARNINGS PER SHARE (Note 3)                                                $    0.05          $    0.09
                                                                                            =========          =========

         DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                           19,600             20,050
                                                                                            =========          =========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                              -----------------------------
                                                                                                 2002                2001
                                                                                              ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                 $     915           $   1,737
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                 283                 253
      Income tax benefit from the exercise of stock options                                         136                 349
      Provision for bad debts                                                                        69                   9
      Provision for excess and obsolete inventory                                                   101                  76
      Amortization of premium (discount) on investments in marketable securities                      3                 (25)
   Changes in assets and liabilities -
       Decrease (increase) in trade accounts receivable                                           1,395              (1,475)
       Decrease (increase) in inventory                                                             257                (451)
       Decrease in other assets                                                                     203                  10
       Decrease in accounts payable                                                                (273)               (119)
       Decrease in accrued liabilities, income taxes payable and deferred revenue                  (115)               (145)
                                                                                              ---------           ---------
            Net cash provided by operating activities                                             2,974                 219
                                                                                              ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                              (49)               (401)
   Purchases of investments in marketable securities                                                 --              (3,484)
   Maturity of investments in marketable securities                                                  --               5,000
                                                                                              ---------           ---------
          Net cash (used in) provided by investing activities                                       (49)              1,115
                                                                                              ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercises of common stock options                                                  743                 456
   Purchases of treasury stock                                                                   (3,460)             (1,749)
                                                                                              ---------           ---------
          Net cash used in financing activities                                                  (2,717)             (1,293)
                                                                                              ---------           ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                               208                  41
CASH AND CASH EQUIVALENTS, beginning of period                                                   37,242              20,793
                                                                                              ---------           ---------
CASH AND CASH EQUIVALENTS, end of period                                                      $  37,450           $  20,834
                                                                                              =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                                 $      28           $     198
                                                                                              =========           =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     SPECTRALINK CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements as of March 31, 2002 and December 31, 2001, and for the three months ended March 31, 2002 and 2001, have been prepared from the books and records of SpectraLink Corporation and SpectraLink International Corporation (together "SpectraLink") and are unaudited. In management's opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink's financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2002, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.

         The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2001, which are included in SpectraLink's Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in SpectraLink's annual financial statements.

         Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.       INVENTORY

         Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory as of March 31, 2002 and December 31, 2001, consisted of the following:

                                              March 31,           December 31,
                                                2002                   2001
                                              --------            ------------
                                                     (In Thousands)
         Raw materials                        $  2,859              $  3,621
         Work in progress                           --                    16
         Finished goods                          4,856                 4,436
                                              --------              --------
                                              $  7,715              $  8,073
                                              ========              ========

The reserve for inventory was $511,000 and $410,000 as of March 31, 2002 and December 31, 2001, respectively.

3.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they were anti-dilutive, totaled 418,986 and 173,279 for the three months ended March 31, 2002 and 2001, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

                          Three months ended March 31,
                    (In thousands, except per share amounts)

                                                               2002                                    2001
                                                 ---------------------------------      ----------------------------------
                                                 Income       Shares     Per Share       Income       Shares     Per Share
                                                 ------       ------     ---------      -------       ------     ---------
Basic EPS--                                       $ 915       19,190       $ 0.05       $ 1,737       19,080       $ 0.09
Effect of dilutive securities:
  Stock purchase plan                                --           11           --            --           11           --
  Stock options outstanding                          --          399           --            --          959           --
                                                  -----       ------       ------       -------       ------       ------
Diluted EPS--                                     $ 915       19,600       $ 0.05       $ 1,737       20,050       $ 0.09
                                                  =====       ======       ======       =======       ======       ======

4.       STOCKHOLDERS' EQUITY

         In the first quarter of 2002, SpectraLink repurchased 361,000 shares of outstanding common stock (now classified as treasury stock) at a cost of $3,460,000, and during the first quarter of 2001, 187,500 shares were repurchased at a cost of $1,749,000.

5.       LEGAL PROCEEDINGS

         SpectraLink and its officers and directors have been named as defendants in four lawsuits filed between February 7, 2002 and February 21, 2002, three of which have been filed in the United States District Court for the District of Colorado and one of which has been filed in the Colorado District Court for the City and County of Denver. The cases are designated as follows:
Wilmer Kerns, Individually And On Behalf of All Others Similarly Situated, Plaintiff, vs. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0263) (the "Kerns Action"); Danilo Martin Molieri, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0315) (the "Molieri Action"); Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendant(s), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345) (the "Federal Derivative Action"); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation, Plaintiff, v. Carl D. Carman, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case. No. 02CV1687) (the "State Derivative Action"). In the Kerns and Molieri Actions, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002. The plaintiffs in the Federal and State Derviative Actions purport to bring their claims derivatively on behalf of SpectraLink.

         These cases arise out of a press release issued by SpectraLink on January 14, 2002, announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. The Kerns and Molieri Actions contain essentially identical claims alleging that SpectraLink and certain of its officers and directors violated the United States securities laws, specifically Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, and cite to certain insider sales of SpectraLink stock prior to the January 14, 2002 press release. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be held liable.

         The plaintiffs in the Kerns and Molieri cases have applied to the Court to consolidate their two cases, and the defendants in those cases do not oppose the consolidation. The plaintiffs in the two cases have also made a motion for the appointment of two lead plaintiffs, Landon Hendricks and Derek P. Poh, and SpectraLink has responded to the motion stating that while it disagrees with many of the claims made in the motion, it does not oppose their appointment.

         It is possible that additional lawsuits may be filed alleging similar claims, and that any such additional lawsuits arising out of the same operative facts and circumstances would also be consolidated. Unless circumstances warrant, SpectraLink does not intend to report the filing of additional lawsuits based on the same operative facts and circumstances.

         SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend both itself and its officers and directors, with whom SpectraLink shares common interests and defenses. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and/or their lawyers, which could have a material adverse effect on SpectraLink's business, financial condition and results of operations. In addition, the litigation could result in substantial costs and divert management's attention and resources. In the particular case of the Federal and State Derivative Actions, a finding of liability on the part of all or some of the defendant officers and directors could ultimately result in the interests of SpectraLink becoming adverse to those officers and directors. In either case, SpectraLink's business could be adversely affected, even if the plaintiffs are ultimately not successful in the prosecution of their claims against SpectraLink and/or its officers and directors.

         SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

                                 PART I - ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     SPECTRALINK CORPORATION AND SUBSIDIARY

         This Form 10-Q contains forward-looking statements within the context of section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties which are either described in this report or in those risk factors specifically delineated and described in Part 2 Item 7 of SpectraLink's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the U.S. Securities and Exchange Commission on March 25, 2002 ("2001 Form 10-K"). The actual results that SpectraLink achieves may differ materially from those described in any forward-looking statement due to such risks and uncertainties. SpectraLink has identified by * BOLD FACE * various sentences within this Form 10-Q which are believed to contain forward-looking statements. Additionally, words such as "believes", "anticipates", "expects", "intends", "could", "might", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. SpectraLink undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

BUSINESS DESCRIPTION

         SpectraLink commenced operations in April 1990 to design, manufacture and sell workplace wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink Wireless Telephone Systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. SpectraLink's primary sales efforts are currently focused on home improvement, grocery stores and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing and service facilities, corporate offices and education facilities. SpectraLink sells its systems in the United States, Canada, Europe and Asia/Pacific through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. Effective December 23, 1999, SpectraLink incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of SpectraLink.

         Since inception, SpectraLink has expended considerable effort and resources developing its wireless telephone systems, building its direct and indirect channels of distribution, and managing the effects of rapid growth. This rapid growth has required SpectraLink to significantly increase the scale of its operations, including the hiring of additional personnel in all functional areas, and has resulted in significantly higher operating expenses. SPECTRALINK ANTICIPATES THAT ITS OPERATING EXPENSES WILL CONTINUE TO INCREASE. EXPANSION OF SPECTRALINK'S OPERATIONS MAY CAUSE A SIGNIFICANT STRAIN ON SPECTRALINK'S MANAGEMENT, FINANCIAL AND OTHER RESOURCES. THE INABILITY OF SPECTRALINK TO MANAGE ADDITIONAL GROWTH, SHOULD IT OCCUR, COULD HAVE A MATERIAL ADVERSE EFFECT ON SPECTRALINK'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         SpectraLink has identified the most critical accounting principles upon which its financial status depends in response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies". SpectraLink determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Below is a summary of SpectraLink's most critical accounting policies. This discussion and analysis should be read in conjunction with SpectraLink's consolidated financial statements and related notes included in SpectraLink's Annual Report on Form 10-K.

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

         SpectraLink believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

         - SpectraLink's revenue recognition policy is significant because SpectraLink's revenue is a key component of its results of operations. SpectraLink follows very specific and detailed guidelines in measuring revenue and determining the periods that the related revenue should be recorded; however, certain judgments affect the application of SpectraLink's revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause SpectraLink's operating results to vary significantly from quarter to quarter and could result in operating losses.

         - SpectraLink maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of SpectraLink's customers were to deteriorate, resulting in an impairment of their ability to make payments.

         - SpectraLink provides for the estimated cost of product warranties at the time revenue is recognized. SpectraLink engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. Product failure rates, material usage and service delivery costs incurred in correcting a product failure affect SpectraLink's warranty obligation. Revisions to the estimated warranty liability would be required should actual product failure rates, material usage or service delivery costs differ from SpectraLink's estimates.

         - SpectraLink writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Additional inventory write-downs may be required if actual market conditions are less favorable than those projected by management.

         - SpectraLink may record a valuation allowance to reduce its deferred tax assets to an amount that is estimated to be more likely than not that such amounts will not be realized. SpectraLink considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

RESULTS OF OPERATIONS

         The following table sets forth unaudited results of operations for the three month periods ended March 31, 2002 and 2001, as a percentage of net sales in each of these periods. This data has been derived from unaudited consolidated financial statements.

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             --------------------
                                                                                             2002            2001
                                                                                             ----            ----
         Product Sales, net                                                                  81.3%           83.2%

         Service Sales                                                                       18.7%           16.8%

             Net Sales                                                                      100.0%          100.0%

         Cost of Product Sales                                                               25.4%           22.7%

         Cost of Service Sales                                                                9.4%            9.3%

            Total Cost of Sales                                                              34.8%           32.0%

         Gross Profit                                                                        65.2%           68.0%

         Operating Expenses:

            Research and Development                                                         11.0%            9.1%

            Marketing and Selling                                                            37.9%           36.6%

            General and Administrative                                                        6.7%            5.7%

         Total Operating Expenses                                                            55.6%           51.4%

         Income from Operations                                                               9.6%           16.6%

         Investment Income and Other, net                                                     1.0%            3.1%

         Income Before Income Taxes                                                          10.6%           19.7%

         Income Tax Expense                                                                   4.0%            7.4%

         Net Income                                                                           6.6%           12.3%

                     SPECTRALINK CORPORATION AND SUBSIDIARY
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Product Sales, net. SpectraLink derives its product revenue principally from the sale of wireless, on-premises telephone systems. Product sales for the three months ended March 31, 2002, decreased by 3.7% to $11,263,000 from $11,694,000 for the same period last year. The decrease in sales was mainly due to SpectraLink's decreasing orders from customers resulting from the weak economy.

Service Sales. SpectraLink derives its service revenue principally from the installation and service of wireless, on-premises telephone systems. Service sales for the three months ended March 31, 2002, increased by 9.7% to $2,598,000 from $2,369,000 for the same period last year. The increase in service sales was mainly due to increased revenue from maintenance contracts and installations.

The customer mix shows that indirect sales remained constant, and the decrease in the percentage of direct sales compared to the increase in the percentage of service sales was relatively equal for the three months ended March 31, 2002 and 2001. The following table details the sales to different customer types as a percentage of total net sales:

                                                                    Customer Mix Table
                                                             (As a Percentage of Net Sales)
                                                             ------------------------------
                                                                  Three Months Ended
                                                                      March 31,
                                                             ------------------------------
                                                              2002                    2001
                                                             ------                  ------
         Customer Type:
         Indirect Sales                                        55.3%                   55.3%
         Direct Sales                                          26.0%                   27.9%
         Service Sales                                         18.7%                   16.8%
                                                             ------                  ------
         Total Net Sales                                      100.0%                  100.0%
                                                             ======                  ======

The following table summarizes sales to major customers:

                                                                  Sales to Major Customers
                                                               (As a Percentage of Net Sales)
                                                               -----------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                               -----------------------------
                                                               2002                     2001
                                                               ----                     ----
         Customer Name:
         Customer A:                                           18.4%                     1.3%
         Customer B:                                           11.0%                     9.8%
         Customer C:                                            4.8%                    10.3%

Gross Profit. SpectraLink's cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit decreased by 5.5% to $9,039,000 for the three months ended March 31, 2002, from $9,568,000 for the same period last year. For the three months ended March 31, 2002, gross profit margin (gross profit as a percentage of net sales) decreased to 65.2% from 68.0% for the same period last year. The decrease in gross profit margin as a percentage of net sales was mainly due to a change in SpectraLink's product mix.

Research and Development. Research and development expenses consist primarily of employee costs, professional services and supplies necessary to develop, enhance and reduce the cost of SpectraLink's systems. Research and development expenses increased by 19.4% to $1,522,000 for the three months ended March 31, 2002, from $1,275,000 for the same period last year, representing 11.0% and 9.1%, respectively, of net sales. SPECTRALINK EXPECTS THAT RESEARCH AND DEVELOPMENT COSTS WILL INCREASE EACH QUARTER OF FISCAL 2002. In both periods, SpectraLink incurred research and development costs for new product development, improvements to existing products, and manufacturing process improvements. The increase in research and development in dollars spent and as a percentage of net sales, was due to an increase in headcount, which resulted from hiring additional research and development personnel and the corresponding recruiting costs to hire these personnel, as well as costs associated with new product performance enhancements, and domestic and international product certifications.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows and market research. Sales and marketing expenses increased by 1.9% to $5,251,000 for the three months ended March 31, 2002, from $5,151,000 for the same period last year, representing 37.9% and 36.6%, respectively, of net sales. The increase in dollars spent was primarily due to the continuing development of the education and international markets as well as costs associated with penetrating new markets. The increase in marketing and selling costs as a percentage of net sales was a result of a decline in net sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 15.9% to $933,000 for the three months ended March 31, 2002, from $805,000 for the same period last year, representing 6.7% and 5.7%, respectively, of net sales. The increase in dollars spent was primarily a result of increasing SpectraLink's infrastructure to support future growth, which resulted in increased salaries, and amounts spent on domestic and international business matters. The increase in general and administrative costs as a percentage of net sales was a result of a decline in net sales.

Investment Income and Other (Net). Investment income is the result of SpectraLink's investments in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other decreased by 67.6% to $143,000 for the three months ended March 31, 2002, from $441,000 for the same period last year, representing 1.0% and 3.1%, respectively, of net sales. The decrease in investment income and other was primarily due to a decrease in interest rates in 2002.

Income Tax. SpectraLink's income tax expense was $561,000 for the three months ended March 31, 2002, compared to $1,041,000 for the same period last year. The decrease was primarily related to decreased sales and income from the operations of SpectraLink.

SpectraLink's operating expenses are based in part on its expectations of future sales, and SpectraLink's expense levels are generally determined in advance of sales. SPECTRALINK CURRENTLY PLANS TO CONTINUE TO EXPAND CERTAIN AREAS OF ITS BUSINESS AND INCREASE ITS OPERATING EXPENSES IN AN EFFORT TO GENERATE AND SUPPORT ADDITIONAL FUTURE REVENUE. If sales do not materialize in a quarter as expected, SpectraLink's results of operations for that quarter would be adversely affected. Net income may be disproportionately affected by a reduction of revenues because only a small portion of SpectraLink's expenses varies with its revenue.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, SpectraLink has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of March 31, 2002, SpectraLink had $38,451,000 of cash, cash equivalents and investments in marketable securities.

         For the three months ended March 31, 2002, SpectraLink generated cash from operations of $2,974,000, which was a direct result of net income of $915,000 and decreases in accounts receivable. Investing activities used cash of $49,000 for purchases of property and equipment. SpectraLink used $2,717,000 of cash in financing activities during the three months ended March 31, 2002, which was a direct result of purchases of 361,000 shares of its outstanding common stock (now classified as treasury stock) at a cost of $3,460,000. The use of cash to repurchase common stock was offset by proceeds of $743,000 received from stock option exercises.

         As of March 31, 2002, SpectraLink had working capital of $53,847,000 compared to $55,297,000 at December 31, 2001. The decrease in working capital occurred primarily due to a decrease in accounts receivable. As of March 31, 2002, SpectraLink's current ratio (ratio of current assets to current liabilities) was 7.6:1, compared with a current ratio of 7.5:1 as of December 31, 2001.

         SPECTRALINK BELIEVES THAT ITS CURRENT CASH, CASH EQUIVALENTS AND INVESTMENTS IN MARKETABLE SECURITIES, AND CASH GENERATED FROM OPERATIONS WILL BE SUFFICIENT, BASED ON SPECTRALINK'S PRESENTLY ANTICIPATED NEEDS TO FUND NECESSARY CAPITAL EXPENDITURES, TO PROVIDE ADEQUATE WORKING CAPITAL, AND TO FINANCE SPECTRALINK'S EXPANSION FOR THE FORESEEABLE FUTURE. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE TO SPECTRALINK ON ACCEPTABLE TERMS, OR AT ALL, WHEN REQUIRED BY SPECTRALINK. IF EQUITY SECURITIES ARE ISSUED TO RAISE ADDITIONAL FUNDS, FURTHER DILUTION TO THE EXISTING STOCKHOLDERS WILL RESULT.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of SpectraLink due to adverse changes in financial and commodity market prices and rates. SpectraLink is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of March 31, 2002, SpectraLink has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

         As part of SpectraLink's cash management strategy, at March 31, 2002, SpectraLink had short-term investments of $1,001,000 consisting mainly of corporate debt securities. SpectraLink has the intent and the ability to hold these investments to maturity and thus have classified these investments, which are stated at amortized cost, as "held-to-maturity." SpectraLink has completed a market risk sensitivity analysis of these investments based on an assumed 1% increase in interest rates. If market interest rates had increased 1% during the three months ended March 31, 2002, SpectraLink would have experienced an unrealized loss of approximately $2,500. This is only an estimate. Any actual loss due to an increase in interest rates could differ from this estimate.

FORWARD-LOOKING STATEMENT FACTORS

         Certain statements in this Form 10-Q, as well as statements made by SpectraLink in periodic press releases, oral statements made by SpectraLink's officials to analysts and stockholders in the course of presentations about SpectraLink and conference calls following earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of SpectraLink to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,

         - MANY OF THE ORDERS FOR SPECTRALINK'S PRODUCTS ARE REALIZED AT THE END OF THE QUARTER, WHICH MAKES IT DIFFICULT TO ESTIMATE OR ADJUST SPECTRALINK'S OPERATING ACTIVITIES QUICKLY IN RESPONSE TO AN UNEXPECTED INCREASE OR DECREASE IN CUSTOMER DEMAND. Due to the timing of orders from customers, SpectraLink has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. The demand for SpectraLink's products depends upon many factors and is difficult to forecast. Significant unanticipated fluctuations in demand could cause problems in SpectraLink's operations. The lead-time required to assemble SpectraLink's systems is often longer than the lead-time SpectraLink's customers provide to SpectraLink for delivery of their product requirements. Therefore, SpectraLink often must place orders in advance of expected purchase orders from SpectraLink's customers. As a result, SpectraLink has only a limited ability to react to fluctuations in demand for its products, which could cause it to have either too much or too little inventory of a particular product. Further, the business relationship which SpectraLink has with Offshore Group to use a Mexico facility to assemble SpectraLink's products may not be able to provide product in a timely manner. Additionally, once SpectraLink receives an order, it requires sufficient time to complete the configuration of its product to the phone systems of the customer. SpectraLink's inability to satisfy customer demand in a timely manner would lead to lost sales and impede SpectraLink's ability to increase its revenue. Conversely, a large portion of SpectraLink's expenses, including rent, salaries and capital leases, is fixed and difficult to reduce. SpectraLink's expenses are based in part on expectations for its revenue. If SpectraLink's revenue does not meet its expectations, the adverse effect of the revenue shortfall upon SpectraLink's operating results may be acute in light of the fixed nature of its expenses. It is possible that due to fluctuations in revenue, SpectraLink's operating results could be below the expectations of securities analysts and investors. For instance, SpectraLink's stock price declined substantially after its preliminary announcement of its fourth quarter 2001 financial results reported in January 2002. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to SpectraLink's business, the price of SpectraLink's common stock would likely decline further.

         - THE RISK OF BUSINESS INTERRUPTION ARISING FROM SPECTRALINK'S DEPENDENCE ON ITS MANUFACTURING FACILITY LOCATED IN BOULDER, COLORADO AND THE BUSINESS RELATIONSHIP SPECTRALINK HAS WITH OFFSHORE GROUP TO USE A FACILITY IN GUAYMAS/EMPALME, SONORA, MEXICO WHICH PROVIDES ASSEMBLY SERVICES. SpectraLink is highly dependent on its Boulder, Colorado manufacturing facility, which is home to the majority of SpectraLink's manufacturing operations. SpectraLink is also highly dependent upon its business relationship with Offshore Group to provide a facility located in Guaymas/Empalme, Sonora, Mexico which assembles SpectraLink's products. Any event that may disrupt or indefinitely discontinue either of the facility's capacity to manufacture, assemble and repair SpectraLink's products could greatly impair SpectraLink's ability to generate revenues, fulfill orders and attain financial goals. For instance, SpectraLink may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

         - SPECTRALINK FACES INCREASING COMPETITION IN THE ON-PREMISES WIRELESS TELEPHONE SYSTEM MARKET. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for SpectraLink's systems include product functionality and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, distribution channels, and the effectiveness of marketing and sales efforts. Most of SpectraLink's competitors have significantly greater financial, technical, research and development, and marketing resources than SpectraLink. As a result, SpectraLink's competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than SpectraLink. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems, such as Alcatel, Avaya, or NEC America, all of which manufacture and sell PBX or key/hybrid systems. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Symbol Technologies, which provides
                  802.11 wireless infrastructure and application devices, such as bar code scanners, as well as wireless telephones. Because SpectraLink focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that SpectraLink will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with a SpectraLink Wireless Telephone System. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full functionality provided by a SpectraLink Wireless Telephone System.

         - THE CONTINUING ECONOMIC SLOWDOWN, PARTICULARLY IN INFORMATION TECHNOLOGY SPENDING, WILL ADVERSELY IMPACT SPECTRALINK'S BUSINESS. SpectraLink's business has been adversely impacted by the general economic slowdown in the United States and worldwide, particularly the decline in information technology spending. Consumers of information technology continue to defer, and in some cases cancel, their purchase decisions. SpectraLink's operating results have been adversely affected as a result. SpectraLink expects the economic slowdown to continue to adversely impact its business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced revenues.

         - THE MARKET FOR ON-PREMISES WIRELESS TELEPHONE SYSTEMS MAY FAIL TO GROW OR TO GROW AS QUICKLY AS SPECTRALINK ANTICIPATES. SpectraLink's future growth depends in part on the widespread deployment of integrated voice and data products for combined voice and data services. If this growth does not occur as planned, this may contribute to significant variations in SpectraLink's future results of operations.

         - THE ABILITY OF SPECTRALINK AND ITS RESELLERS TO DEVELOP AND EXECUTE EFFECTIVE MARKETING AND SALES STRATEGIES. SpectraLink offers its products directly and indirectly through a variety of third-party business partners, including distributors and resellers. Changes in the financial or business condition of these distributors and resellers, in addition to the ability to develop and execute effective marketing and sales strategies, could subject SpectraLink to losses and affect its ability to bring its products to market.

         - SPECTRALINK'S RELIANCE ON SOLE OR LIMITED SOURCES OF SUPPLY FOR MANY COMPONENTS AND EQUIPMENT USED IN ITS MANUFACTURING PROCESS. SpectraLink relies on sole or limited sources of supply for many components and equipment used in its manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment could interrupt SpectraLink's manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent SpectraLink from decreasing its reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and the financial performance of SpectraLink.

         - SPECTRALINK'S ABILITY TO MANAGE POTENTIAL EXPANSION OF OPERATIONS IN THE U.S. AND INTERNATIONALLY. SpectraLink intends to expand its existing domestic and international operations and to enter new markets. This expansion will require significant management attention and financial resources. SpectraLink currently has limited experience in marketing and distributing its products internationally and in developing versions of products that comply with local standards. SpectraLink may also not be able to maintain or increase international market demand for its products. International operations are subject to other inherent risks, including foreign government regulation of technology or unexpected changes in regulatory and customs requirements, difficulty and delays in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights, foreign currency exchange rate fluctuations, and taxation consequences.

         - SPECTRALINK'S ABILITY TO ATTRACT AND RETAIN PERSONNEL, INCLUDING KEY TECHNICAL AND MANAGEMENT PERSONNEL. Much of the future success of SpectraLink depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that SpectraLink will be able to successfully retain and attract the key personnel it needs. Many of SpectraLink's key personnel receive a total compensation package that includes stock options and other equity awards. New regulations, volatility in the stock market and other factors could diminish the value of SpectraLink's equity awards, putting SpectraLink at a competitive disadvantage or forcing SpectraLink to use more cash compensation.

         - SPECTRALINK'S ABILITY TO RESPOND TO RAPID TECHNOLOGICAL CHANGES WITHIN THE ON-PREMISES WIRELESS TELEPHONE INDUSTRY. The wireless communications industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, SpectraLink must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. SpectraLink's success is also dependent on its ability to develop new products for existing and emerging wireless communications markets and to introduce such products in a timely manner. Due to the intensely competitive nature of SpectraLink's business, any delay in the commercial availability of new products could materially and adversely affect SpectraLink's business, reputation and operating results. In addition, if SpectraLink is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis, SpectraLink's future operating results would be materially and adversely affected.

         - THE HISTORIC VOLATILITY OF SPECTRALINK'S STOCK PRICE, WHICH MAY MAKE IT MORE DIFFICULT TO RESELL SHARES AT PRICES ATTRACTIVE TO SELLERS. The market price of SpectraLink's common stock has been volatile and is likely to remain subject to wide fluctuations in the future. Many factors could cause the market price of SpectraLink's common stock to fluctuate, including:

                  -        variations in SpectraLink's quarterly results;

                  - market conditions in SpectraLink's industry, the industries of SpectraLink's customers and the economy as a whole;

                  - announcements of technological innovations by SpectraLink or by its competitors;

                  - introductions of new products or new pricing policies by SpectraLink or by its competitors;

                  - acquisitions or strategic alliances by SpectraLink or by its competitors;

                  -        recruitment or departure of key personnel;

                  -        the gain or loss of significant orders;

                  -        the gain or loss of significant customers; and

                  - changes in the estimates of SpectraLink's operating performance or changes in recommendations by securities analysts.

                  In addition, the stock market in general and the market for technology-related stocks in particular has experienced a decline during 2000, 2001 and the first quarter of 2002, and could decline further, which could cause the market price of SpectraLink's common stock to fall for reasons not necessarily related to SpectraLink's business, results of operations or financial condition. The market price of SpectraLink's stock also might decline in reaction to events that affect other companies in SpectraLink's industry even if these events do not directly affect SpectraLink. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and SpectraLink has recently been sued in several purported securities class action lawsuits. Further, certain of SpectraLink's management and directors have also been sued in purported shareholder derivative actions. Although SpectraLink believes that the lawsuits lack merit, an adverse determination could have a significant effect upon SpectraLink's business and materially affect the price of its stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will divert management's attention and resources from other matters, which could also adversely affect SpectraLink's business and the price of its stock.

         - SPECTRALINK'S RELIANCE ON A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS. A portion of SpectraLink's revenue has been derived from a limited number of customers. Sales to two customers represented approximately 18.4% and 11.0 %, respectively, of SpectraLink's revenue during the three months ended March 31, 2002. Further, sales to one customer represented approximately 12% of SpectraLink's revenue during each of 2001 and 2000. SpectraLink also has experienced quarter to quarter variability in sales to each of its major customers and expects this pattern to continue in the future.

         - CHANGES IN RULES AND REGULATIONS OF THE FCC. The wireless communications industry, regulated by the Federal Communications Commission (FCC), is subject to changing political, economic and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact SpectraLink's operations.

         - SPECTRALINK'S ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS. SpectraLink's future success depends, in part, upon its proprietary technology. SpectraLink relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect its proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. There can be no assurance that SpectraLink's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. If challenged, SpectraLink's patents might not be upheld or their claims could be narrowed. If SpectraLink fails to protect its proprietary rights adequately, SpectraLink's competitors might gain access to SpectraLink's technology. As a result, SpectraLink's competitors might offer similar products and SpectraLink might not be able to compete successfully in its market. Moreover, despite SpectraLink's efforts to protect its proprietary rights, unauthorized parties may copy aspects of SpectraLink's products and obtain and use information that SpectraLink regards as proprietary. Also, SpectraLink's competitors may independently develop similar, but not infringing, technology, duplicate SpectraLink's products, or design around SpectraLink's patents or its other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with SpectraLink, and SpectraLink may not be able to enforce its rights in the event of these breaches. Furthermore, SpectraLink expects that it will increase its international operations in the future, and the laws of many foreign countries do not protect SpectraLink's intellectual property rights to the same extent as the laws of the United States. SpectraLink may be required to spend significant resources to monitor and protect its intellectual property rights. Any litigation surrounding SpectraLink's rights could force SpectraLink to divert important financial and other resources from its business operations.

         - THE ASSERTION OF INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST SPECTRALINK. SpectraLink may in the future be notified that it is infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against SpectraLink or unresolved notices that SpectraLink is infringing upon intellectual property rights of others, there can be no assurance that infringement claims will not occur in the future. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to SpectraLink. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce SpectraLink's intellectual property rights, or to protect SpectraLink's trade secrets. SpectraLink may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources. If it were determined that SpectraLink's products infringe upon the intellectual property rights of others, SpectraLink would need to obtain licenses from these parties or reengineer its products in order to avoid infringement. SpectraLink might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer its products successfully. Moreover, if SpectraLink is sued for infringement and loses the suit, it could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause SpectraLink to incur significant costs and prevent it from selling its products.

         - A LOWER THAN ANTICIPATED RATE OF DEVELOPMENT OF DOMESTIC AND INTERNATIONAL MARKETS USING THE 802.11 STANDARD. SpectraLink's NetLink Wireless Telephones are compatible with the IEEE
                  802.11 standard for use on an 802.11-compliant wireless LANs. Consequently, demand for NetLink Wireless Telephones depends upon the development of markets utilizing 802.11 compliant networks. This depends in part upon the initial adoption of the 802.11 standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, markets utilizing 802.11 compliant networks may develop more slowly, if at all, if competing wireless networks are established and utilized. If markets utilizing 802.11 compliant networks do not grow as SpectraLink anticipates, SpectraLink's growth would be impeded and it would not be able to factor the related revenues into its growth in the future.

         - SPECTRALINK'S RELIANCE ON ITS 802.11 TECHNOLOGY PARTNERS TO CONTINUE TO PROVIDE THE WIRELESS LOCAL AREA NETWORK FOR SPECTRALINK'S NETLINK PRODUCT, AND TO PROVIDE ACCESS POINTS WHICH SUPPORT SPECTRALINK VOICE PRIORITY.

         - THE CERTIFICATION AND APPROVAL PROCESS FOR SPECTRALINK'S NETLINK PRODUCT FOR USE IN COUNTRIES THAT SUPPORT THE 802.11 STANDARD.

         - POTENTIAL FLUCTUATIONS IN SPECTRALINK'S FUTURE OPERATING RESULTS. SpectraLink has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside SpectraLink's control. These factors include:

                    - fluctuating market demand for, and declines in the average selling prices of, SpectraLink's products,

                    - the timing of and delay of significant orders from customers and
                    - seasonality in demand within SpectraLink's various sectors.

                  Historically, SpectraLink has not operated with a significant order backlog and a substantial portion of SpectraLink's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, SpectraLink's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, SpectraLink's operating results could be materially adversely affected.

PART II           OTHER INFORMATION

         Item 1   Legal Proceedings

         SpectraLink and its officers and directors have been named as defendants in four lawsuits filed between February 7, 2002 and February 21, 2002, three of which have been filed in the United States District Court for the District of Colorado and one of which has been filed in the Colorado District Court for the City and County of Denver. The cases are designated as follows:
Wilmer Kerns, Individually And On Behalf of All Others Similarly Situated, Plaintiff, vs. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0263) (the "Kerns Action"); Danilo Martin Molieri, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0315) (the "Molieri Action"); Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendant(s), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345) (the "Federal Derivative Action"); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation, Plaintiff, v. Carl D. Carman, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case. No. 02CV1687) (the "State Derivative Action"). In the Kerns and Molieri Actions, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002. The plaintiffs in the Federal and State Derivative Actions purport to bring their claims derivatively on behalf of SpectraLink.

         These cases arise out of a press release issued by SpectraLink on January 14, 2002, announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. The Kerns and Molieri Actions contain essentially identical claims alleging that SpectraLink and certain of its officers and directors violated the United States securities laws, specifically Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, and cite to certain insider sales of SpectraLink stock prior to the January 14, 2002 press release. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be held liable.

         The plaintiffs in the Kerns and Molieri cases have applied to the Court to consolidate their two cases, and the defendants in those cases do not oppose the consolidation. The plaintiffs in the two cases have also made a motion for the appointment of two lead plaintiffs, Landon Hendricks and Derek P. Poh, and SpectraLink has responded to the motion stating that while it disagrees with many of the claims made in the motion, it does not oppose their appointment.

         It is possible that additional lawsuits may be filed alleging similar claims, and that any such additional lawsuits arising out of the same operative facts and circumstances would also be consolidated. Unless circumstances warrant, SpectraLink does not intend to report the filing of additional lawsuits based on the same operative facts and circumstances.

         SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend both itself and its officers and directors, with whom SpectraLink shares common interests and defenses. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and/or their lawyers, which could have a material adverse effect on SpectraLink's business, financial condition and results of operations. In addition, the litigation could result in substantial costs and divert management's attention and resources. In the particular case of the Federal and State Derivative Actions, a finding of liability on the part of all or some of the defendant officers and directors could ultimately result in the interests of SpectraLink becoming adverse to those officers and directors. In either case, SpectraLink's business could be adversely affected, even if the plaintiffs are ultimately not successful in the prosecution of their claims against SpectraLink and/or its officers and directors.

         SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           No exhibits are filed with this Report. Exhibits filed with SpectraLink's 2001 Form 10-K constitute those exhibits currently required to be on file. The reader should refer to the 2001 Form 10-K under Part III, Item 14, for a list of those exhibits.

                  (b)      Reports on Form 8-K
                           SpectraLink filed three Current Reports on Form 8-K during the fiscal quarter ended March 31, 2002. The first filing dated January 14, 2002 reported information under Item 9 "Regulation FD Disclosure" concerning its estimated December 31, 2001 results of operations and earnings per share and its projected 2002 revenue and earnings per share. The second filing dated January 22, 2002 reported information under Item 9 "Regulation FD Disclosure" confirming the fourth quarter and year end 2001 results. The third filing dated February 20, 2002 and filed on March 4, 2002 reported information under Item 5 "Other Events" concerning certain shareholder lawsuits which have been filed against SpectraLink. No financial statements were filed with the Current Reports on Form 8-K.

                             SPECTRALINK CORPORATION
                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPECTRALINK CORPORATION



Date:  May 14, 2002                       By: /s/ Nancy K. Hamilton
                                             ----------------------------------
                                          Nancy K. Hamilton,
                                          Principal Financial and Accounting
                                          Officer and on behalf of the
                                          Registrant