Form 10-Q
period 2002-06-30
SPECTRALINK CORP
filed 2002-08-13
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 — Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________

Commission file number 0-28180

SPECTRALINK CORPORATION
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1141188 (IRS Employer Identification Number)

5755 Central Avenue, Boulder, Colorado (Address of principal executive office)	80301-2848 (Zip code)

303-440-5330
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X  No__

Applicable only to corporate issuers:
As of June 30, 2002, there were 19,040,673 shares of SpectraLink Corporation’s Common Stock — par value $.01.

SPECTRALINK CORPORATION AND SUBSIDIARY
INDEX

Page
Part I Financial Information
Item 1 Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001(Unaudited)	3
Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2002 and 2001 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3 Quantitative and Qualitative Disclosures about Market Risk	14
Part II Other Information
Item 1 Legal Proceedings	20
Item 4 Submission of Matters to a Vote of Security Holders	21
Item 6 Exhibits and Reports on Form 8-K
(a) Exhibits
None	21
(b) Form 8-K
None	21

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,840	$37,242
Short-term investments in marketable securities	—	1,004
Trade accounts receivable, net of allowance of $344 and $364, respectively	11,916	12,820
Income taxes receivable	1,428	2,579
Inventory, net of allowance of $567 and $410, respectively	7,797	8,073
Deferred income taxes-current portion	1,548	1,548
Other	732	520

Total current assets	63,261	63,786
PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	1,577	1,575
Equipment	6,485	6,290
Leasehold improvements	864	856

	8,926	8,721
Less — accumulated depreciation	(7,059)	(6,503)

Net property and equipment	1,867	2,218
DEFERRED INCOME TAXES — NON CURRENT	201	201
OTHER	252	233

TOTAL ASSETS	$65,581	$66,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$660	$1,009
Accrued payroll, commissions and employee benefits	1,764	2,371
Accrued sales, use and property taxes	491	345
Accrued warranty expenses	289	278
Other accrued expenses	1,180	618
Deferred revenue	4,291	3,868

Total current liabilities	8,675	8,489
LONG-TERM LIABILITIES	212	231

TOTAL LIABILITIES	8,887	8,720

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,027 and 21,754 shares issued, respectively, and 19,041 and 19,228 shares outstanding, respectively	220	218
Additional paid-in capital	63,387	62,120
Retained earnings	15,201	12,997
Treasury stock, 2,987 shares and 2,526 shares, respectively, at cost	(22,114)	(17,617)

TOTAL STOCKHOLDERS’ EQUITY	56,694	57,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,581	$66,438

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2002	2001	2002	2001

SALES:
Product Sales, net	$12,128	$14,083	$23,391	$25,777
Service Sales	3,109	2,479	5,707	4,848

Net Sales	15,237	16,562	29,098	30,625
COST OF SALES:
Cost of Product Sales	3,821	4,213	7,345	7,398
Cost of Service Sales	1,607	1,373	2,905	2,683

Total Cost of Sales	5,428	5,586	10,250	10,081

Gross Profit	9,809	10,976	18,848	20,544
OPERATING EXPENSES:
Research and Development	1,620	1,327	3,142	2,602
Marketing and Selling	5,237	5,730	10,488	10,881
General and Administrative	1,025	895	1,958	1,700

Total Operating Expenses	7,882	7,952	15,588	15,183

INCOME FROM OPERATIONS	1,927	3,024	3,260	5,361
INVESTMENT INCOME AND OTHER, net	152	359	295	800

INCOME BEFORE INCOME TAXES	2,079	3,383	3,555	6,161
INCOME TAX EXPENSE	790	1,269	1,351	2,310

NET INCOME	$1,289	$2,114	$2,204	$3,851

BASIC EARNINGS PER SHARE (Note 3)	$0.07	$0.11	$0.12	$0.20

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	19,060	18,890	19,130	18,980

DILUTED EARNINGS PER SHARE (Note 3)	$0.07	$0.11	$0.11	$0.19

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,460	19,680	19,530	19,870

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,204	$3,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	556	527
Income tax benefit from the exercise of stock options	160	374
Provision for bad debts	110	56
Write-down for excess and obsolete inventory	157	154
Amortization of premium (discount) on investments in marketable securities	4	(40)
Changes in assets and liabilities -
Decrease (increase) in trade accounts receivable	794	(2,541)
Decrease in inventory	119	805
Decrease in other assets and income tax receivable	920	58
Decrease in accounts payable	(349)	(682)
Increase (decrease) in accrued liabilities, income taxes payable and deferred revenue	516	(278)

Net cash provided by operating activities	5,191	2,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(205)	(695)
Purchases of investments in marketable securities	—	(3,484)
Maturity of investments in marketable securities	1,000	9,500

Net cash provided by investing activities	795	5,321

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	798	548
Proceeds from issuances of common stock	311	295
Purchases of treasury stock	(4,497)	(3,555)

Net cash used in financing activities	(3,388)	(2,712)

INCREASE IN CASH AND CASH EQUIVALENTS	2,598	4,893
CASH AND CASH EQUIVALENTS, beginning of period	37,242	20,793

CASH AND CASH EQUIVALENTS, end of period	$39,840	$25,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$74	$1,933

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1. Basis of Presentation

     The accompanying condensed consolidated financial statements as of June 30, 2002 and December 31, 2001, and for the three months and six months ended June 30, 2002 and 2001, have been prepared from the books and records of SpectraLink Corporation and SpectraLink International Corporation (together “SpectraLink”) and are unaudited. In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2002, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2001, which are included in SpectraLink’s Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in SpectraLink’s annual financial statements.

2. Inventory

     Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory as of June 30, 2002 and December 31, 2001, consisted of the following:

	June 30,	December 31,

	2002	2001

	(In Thousands)
Raw materials	$2,624	$3,621
Work in progress	—	16
Finished goods	5,173	4,436

	$7,797	$8,073

The reserve for inventory was $567,000 and $410,000 as of June 30, 2002 and December 31, 2001, respectively.

3. Earnings Per Share

     Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they were anti-dilutive, totaled 423,984 and 781,237 for the three months ended June 30, 2002 and 2001, respectively, and 419,779 and 299,230 for the six months ended June 30, 2002 and 2001, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

Three Months Ended June 30,
(In thousands, except per share amounts)

	2002			2001

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS—	$1,289	19,060	$0.07	$2,114	18,890	$0.11
Effect of dilutive securities:
Stock purchase plan	—	27	—	—	25	—
Stock options outstanding	—	373	—	—	765	—

Diluted EPS—	$1,289	19,460	$0.07	$2,114	19,680	$0.11

Six Months Ended June 30,
(In thousands, except per share amounts)

	2002			2001

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS—	$2,204	19,130	$0.12	$3,851	18,980	$0.20
Effect of dilutive securities:
Stock purchase plan	—	18	—	—	18	—
Stock options outstanding	—	382	(0.01)	—	872	(0.01)

Diluted EPS—	$2,204	19,530	$0.11	$3,851	19,870	$0.19

4. Stockholders’ Equity

     In the second quarter of 2002, SpectraLink repurchased 100,000 shares of outstanding common stock (now classified as treasury stock) at a cost of $1,036,000, and during the second quarter of 2001, 202,500 shares were repurchased at a cost of $1,806,000. For the six months ended June 30, 2002, SpectraLink repurchased 461,000 shares of outstanding common stock (now classified as treasury stock) at a cost of $4,497,000 and during the six months ended June 30, 2001, 390,000 shares were repurchased at a cost of $3,555,000.

5. Legal Proceedings

     SpectraLink and certain of its officers and directors have been named as defendants in four lawsuits filed between February 7, 2002 and February 21, 2002, three of which have been filed in the United States District Court for the District of Colorado and one of which has been filed in the Colorado District Court for the City and County of Denver. The cases are designated as follows: Wilmer Kerns, Individually And On Behalf of All Others Similarly Situated, Plaintiff, vs. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0263) (the “Kerns Action”); Danilo Martin Molieri, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0315) (the “Molieri Action”); Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendant(s), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345) (the “Federal Derivative Action”); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation,

Plaintiff, v. Carl D. Carman, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case No. 02CV1687) (the “State Derivative Action”). In the Kerns and Molieri Actions, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002. The plaintiffs in the Federal and State Derivative Actions purport to bring their claims derivatively on behalf of SpectraLink.

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

     At the request of the plaintiffs in the Kerns and Molieri cases, the Court consolidated those two actions, and appointed Landon Hendricks and Derek P. Poh as lead plaintiffs. The plaintiffs in the consolidated action will file a consolidated amended complaint by August 13, 2002.

     The defendants in the Federal and State Derivative Actions filed motions to dismiss. In the Federal Action, the plaintiff stipulated to and the Court then ordered a stay of discovery and a stay of motion practice pending resolution of the anticipated motion to dismiss the consolidated amended complaint in the consolidated action described above. In the State Derivative Action, the plaintiff also agreed to a stay of discovery and a stay of motion practice pending resolution of the anticipated motion to dismiss, and the stipulation has been submitted to the state court for approval.

     It is possible that additional lawsuits may be filed alleging similar claims, and that any such additional lawsuits arising out of the same operative facts and circumstances would also be consolidated. Unless circumstances warrant, SpectraLink does not intend to report the filing of additional lawsuits based on the same operative facts and circumstances.

     SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend both itself and its officers and directors, with whom SpectraLink shares common interests and defenses. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and/or their lawyers, which could have a material adverse effect on SpectraLink’s business, financial condition and results of operations. In addition, the litigation could result in substantial costs and divert management’s attention and resources. In the particular case of the Federal and State Derivative Actions, a finding of liability on the part of all or some of the defendant officers and directors could ultimately result in the interests of SpectraLink becoming adverse to those officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are ultimately not successful in the prosecution of their claims against SpectraLink and/or its officers and directors.

     SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECTRALINK CORPORATION AND SUBSIDIARY

     This Form 10-Q contains forward-looking statements within the context of section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties which are described in this report. The actual results that SpectraLink achieves may differ materially from those described in any forward-looking statement due to such risks and uncertainties. SpectraLink has identified by * bold face * various sentences within this Form 10-Q which are believed to contain forward-looking statements. Additionally, words such as “believes”, “anticipates”, “expects”, “intends”, “could”, “might”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. SpectraLink undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Business Description

     SpectraLink commenced operations in April 1990 to design, manufacture and sell workplace wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink Wireless Telephone Systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. SpectraLink’s primary sales efforts are currently focused on home improvement, grocery stores and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing and service facilities, corporate offices and education facilities. SpectraLink sells its systems in the United States, Canada, Europe and Asia/Pacific through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. Effective December 23, 1999, SpectraLink incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of SpectraLink.

     Since inception, SpectraLink has expended considerable effort and resources developing its wireless telephone systems, building its direct and indirect channels of distribution, and managing the effects of rapid growth. This rapid growth has required SpectraLink to significantly increase the scale of its operations, including the hiring of additional personnel in all functional areas, and has resulted in significantly higher operating expenses. SpectraLink anticipates that its operating expenses will continue to increase. Expansion of SpectraLink’s operations may cause a significant strain on SpectraLink’s management, financial and other resources. The inability of SpectraLink to manage additional growth, should it occur, could have a material adverse effect on SpectraLink’s business, financial condition and results of operations.

Critical Accounting Policies and Estimates

     SpectraLink has identified the most critical accounting principles upon which its financial status depends in response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”. SpectraLink determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Below is a summary of SpectraLink’s most critical accounting policies. This discussion and analysis should be read in conjunction with SpectraLink’s consolidated financial statements and related notes included in SpectraLink’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the U.S. Securities and Exchange Commission on March 25, 2002 (“2001 Form 10-K” ).

     SpectraLink’s discussion and analysis of its financial condition and results of operations are based upon SpectraLink’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires SpectraLink to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. SpectraLink evaluates its estimates, on an on-going basis, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, contingencies and litigation. SpectraLink bases estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     SpectraLink believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	SpectraLink’s revenue recognition policy is significant because SpectraLink’s revenue is a key component of its results of operations. SpectraLink follows very specific and detailed guidelines in measuring revenue and determining the periods that the related revenue should be recorded; however, certain judgments affect the application of SpectraLink’s revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause SpectraLink’s operating results to vary significantly from quarter to quarter and could result in operating losses.

•	SpectraLink maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of SpectraLink’s customers were to deteriorate, resulting in an impairment of their ability to make payments.

•	SpectraLink provides for the estimated cost of product warranties at the time revenue is recognized. SpectraLink engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. Product failure rates, material usage and service delivery costs incurred in correcting a product failure affect SpectraLink’s warranty obligation. Revisions to the estimated warranty liability would be required should actual product failure rates, material usage or service delivery costs differ from SpectraLink’s estimates.

•	SpectraLink writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Additional inventory write-downs may be required if actual market conditions are less favorable than those projected by management.

•	SpectraLink may record a valuation allowance to reduce its deferred tax assets to an amount that is estimated to be more likely than not that such amounts will not be realized. SpectraLink considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

Results of Operations

     The following table sets forth unaudited results of operations for the three month and six month periods ended June 30, 2002 and 2001, as a percentage of net sales in each of these periods. This data has been derived from unaudited consolidated financial statements.

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2002	2001	2002	2001

Product Sales, net	79.6%	85.0%	80.4%	84.2%
Service Sales	20.4%	15.0%	19.6%	15.8%
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Product Sales	25.1%	25.4%	25.2%	24.1%
Cost of Service Sales	10.5%	8.3%	10.0%	8.8%
Total Cost of Sales	35.6%	33.7%	35.2%	32.9%
Gross Profit	64.4%	66.3%	64.8%	67.1%
Operating Expenses:
Research and Development	10.6%	8.0%	10.8%	8.5%
Marketing and Selling	34.4%	34.6%	36.1%	35.5%
General and Administrative	6.7%	5.4%	6.7%	5.6%
Total Operating Expenses	51.7%	48.0%	53.6%	49.6%
Income from Operations	12.7%	18.3%	11.2%	17.5%
Investment Income and Other, net	1.0%	2.2%	1.0%	2.6%
Income Before Income Taxes	13.7%	20.5%	12.2%	20.1%
Income Tax Expense	5.2%	7.7%	4.6%	7.5%
Net Income	8.5%	12.8%	7.6%	12.6%

SPECTRALINK CORPORATION AND SUBSIDIARY
Three and Six Months Ended June 30, 2002 and 2001

Product Sales, net. SpectraLink derives its product revenue principally from the sale of wireless, on-premises telephone systems. Product sales for the three months ended June 30, 2002, decreased by 13.9% to $12,128,000 from $14,083,000 for the same period last year. Product sales for the six months ended June 30, 2002, decreased by 9.3% to $23,391,000 from $25,777,000 for the same period last year. The decrease in sales was mainly due to SpectraLink’s decreasing orders from customers as a result of the weak economy and a decline in indirect sales.

Service Sales. SpectraLink derives its service revenue principally from the installation and service of wireless, on-premises telephone systems. Service sales for the three months ended June 30, 2002, increased by 25.4% to $3,109,000 from $2,479,000 for the same period last year. Service sales for the six months ended June 30, 2002, increased by 17.7% to $5,707,000 from $4,848,000 for the same period last year. The increase in service sales was mainly due to increased revenue from maintenance contracts because as product sales increase, future service revenue may increase as there is a larger install base. Service sales also increased due to additional installations.

The customer mix shows a relatively equal increase in the percentage of direct sales compared to the decrease in the percentage of indirect sales for the three months and six months ended June 30, 2002 and 2001. The following table details the sales to different customer types as a percentage of total net sales:

Customer Mix Table
(As a Percentage of Net Sales)

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2002	2001	2002	2001

Customer Type:
Indirect Sales	38.4%	61.7%	46.5%	58.8%
Direct Sales	41.2%	23.3%	33.9%	25.4%
Service Sales	20.4%	15.0%	19.6%	15.8%

Total Net Sales	100.0%	100.0%	100.0%	100.0%

The following table summarizes sales to major customers:

Sales to Major Customers
(As a Percentage of Net Sales)

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2002	2001	2002	2001

Customer Name:
Customer A:	9.1%	17.1%	10.0%	13.8%
Customer B:	4.3%	11.0%	4.6%	10.7%
Customer C:	3.9%	4.0%	10.8%	2.7%

Gross Profit. SpectraLink’s cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit decreased by 10.6% to $9,809,000 for the three months ended June 30, 2002, from $10,976,000 for the same period last year. Gross profit decreased by 8.3% to $18,848,000 for the six months ended June 30, 2002, from $20,544,000 for the same period last year. For the three months and six months ended

June 30, 2002, gross profit margin (gross profit as a percentage of net sales) decreased to 64.4% from 66.3% and to 64.8% from 67.1%, respectively. The decrease in gross profit margin as a percentage of net sales was mainly due to an increase in service sales as a percentage of total sales, a change in SpectraLink’s product mix and a decrease in product sales due to the weak economy.

Research and Development. Research and development expenses consist primarily of employee costs, professional services and supplies necessary to develop, enhance and reduce the cost of SpectraLink’s systems. Research and development expenses increased by 22.1% to $1,620,000 for the three months ended June 30, 2002, from $1,327,000 for the same period last year, representing 10.6% and 8.0%, respectively, of net sales. Research and development expenses increased by 20.8% to $3,142,000 for the six months ended June 30, 2002, from $2,602,000 for the same period last year, representing 10.8% and 8.5%, respectively, of net sales. SPECTRALINK EXPECTS THAT RESEARCH AND DEVELOPMENT EXPENSES WILL BE APPROXIMATELY 10.5% OF REVENUE FOR FISCAL 2002. In both periods, SpectraLink incurred research and development costs for new product development, improvements to existing products, and manufacturing process improvements. The increase in research and development, in dollars spent and as a percentage of net sales, was due to an increase in headcount, which resulted from hiring additional research and development personnel, as well as costs associated with developing new products and performance enhancements to existing products.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, sales meetings and market research. Sales and marketing expenses decreased by 8.6% to $5,237,000 for the three months ended June 30, 2002, from $5,730,000 for the same period last year, representing 34.4% and 34.6%, respectively, of net sales. Sales and marketing expenses decreased by 3.6% to $10,488,000 for the six months ended June 30, 2002, from $10,881,000 for the same period last year, representing 36.1% and 35.5%, respectively, of net sales. The decrease in dollars spent was primarily due to a decrease in expenses relating to commissions, public relations and sales meetings due to a decline in net sales. Marketing and selling costs as a percentage of net sales remained relatively consistent for the three months and six months ended June 30, 2002 to the same period last year.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 14.5% to $1,025,000 for the three months ended June 30, 2002, from $895,000 for the same period last year, representing 6.7% and 5.4%, respectively, of net sales. General and administrative expenses increased by 15.2% to $1,958,000 for the six months ended June 30, 2002, from $1,700,000 for the same period last year, representing 6.7% and 5.6%, respectively, of net sales. The increase in dollars spent was primarily a result of increasing SpectraLink’s infrastructure to support future growth for domestic and international business matters as well as increased legal, insurance and other corporate costs. The increase in general and administrative costs as a percentage of net sales was primarily a result of a decline in net sales.

Investment Income and Other (Net). Investment income is the result of SpectraLink’s investments in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other decreased by 57.7% to $152,000 for the three months ended June 30, 2002, from $359,000 for the same period last year, representing 1.0% and 2.2%, respectively, of net sales. Investment income and other decreased by 63.1% to $295,000 for the six months ended June 30, 2002, from $800,000 for the same period last year, representing 1.0% and 2.6%, respectively, of net sales. The decrease in investment income and other was primarily due to a decrease in interest rates in 2002.

Income Tax. SpectraLink’s income tax expense was $790,000 for the three months ended June 30, 2002, compared to $1,269,000 for the same period last year, and $1,351,000 for the six months ended June 30, 2002 compared to $2,310,000 for the same period last year. The decrease was primarily related to decreased sales and income from the operations of SpectraLink.

SpectraLink’s operating expenses are based in part on its expectations of future sales, and SpectraLink’s expense levels are generally determined in advance of sales. SPECTRALINK CURRENTLY PLANS TO CONTINUE TO EXPAND CERTAIN AREAS OF ITS BUSINESS AND INCREASE ITS OPERATING EXPENSES IN AN EFFORT TO GENERATE AND SUPPORT ADDITIONAL FUTURE REVENUE. If sales do not materialize in a quarter as expected, SpectraLink’s results of operations for that quarter would be adversely affected. Net income may be disproportionately affected by a reduction of revenues because only a small portion of SpectraLink’s expenses varies with its revenue.

Liquidity and Capital Resources

     Since its inception, SpectraLink has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of June 30, 2002, SpectraLink had $39,840,000 of cash and cash equivalents.

     For the six months ended June 30, 2002, SpectraLink generated cash from operations of $5,191,000, which was a direct result of net income of $2,204,000, and decreases in income taxes receivable and accounts receivable. Investing activities generated cash of $795,000 from the maturity of investments in marketable securities. SpectraLink used $3,388,000 of cash in financing activities during the six months ended June 30, 2002, which was a direct result of purchases of 461,000 shares of its outstanding common stock (now classified as treasury stock) at a cost of $4,497,000. The use of cash to repurchase common stock was offset by proceeds of $1,109,000 received from stock option exercises.

     As of June 30, 2002, SpectraLink had working capital of $54,586,000 compared to $55,297,000 at December 31, 2001. The decrease in working capital occurred primarily due to a decrease in income taxes receivable and accounts receivable. As of June 30, 2002, SpectraLink’s current ratio (ratio of current assets to current liabilities) was 7.3:1, compared with a current ratio of 7.5:1 as of December 31, 2001.

     SPECTRALINK BELIEVES THAT ITS CURRENT CASH, CASH EQUIVALENTS, AND CASH GENERATED FROM OPERATIONS WILL BE SUFFICIENT, BASED ON SPECTRALINK’S PRESENTLY ANTICIPATED NEEDS TO FUND NECESSARY CAPITAL EXPENDITURES, TO PROVIDE ADEQUATE WORKING CAPITAL, AND TO FINANCE SPECTRALINK’S EXPANSION FOR THE FORESEEABLE FUTURE. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE TO SPECTRALINK ON ACCEPTABLE TERMS, OR AT ALL, WHEN REQUIRED BY SPECTRALINK. IF EQUITY SECURITIES ARE ISSUED TO RAISE ADDITIONAL FUNDS, FURTHER DILUTION TO THE EXISTING STOCKHOLDERS WILL RESULT.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of SpectraLink due to adverse changes in financial and commodity market prices and rates. SpectraLink is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of June 30, 2002, SpectraLink has not used derivative instruments or engaged in hedging activities.

FORWARD-LOOKING STATEMENT FACTORS

     Certain statements in this Form 10-Q, as well as statements made by SpectraLink in periodic press releases, oral statements made by SpectraLink’s officials to analysts and stockholders in the course of presentations about SpectraLink and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of SpectraLink to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,

•	Many of the orders for SpectraLink’s products are realized at the end of the quarter, which makes it difficult to estimate or adjust SpectraLink’s operating activities quickly in response to an unexpected increase or decrease in customer demand. Due to the timing of orders from customers, SpectraLink has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. The demand for SpectraLink’s products depends upon many factors and is difficult to forecast. Significant unanticipated fluctuations in demand could cause problems in SpectraLink’s operations. The lead-time required to assemble SpectraLink’s systems is often longer than the lead-time SpectraLink’s customers provide to SpectraLink for delivery of their product requirements. Therefore, SpectraLink often must place orders in advance of expected purchase orders from SpectraLink’s customers. As a result, SpectraLink has only a limited ability to react to fluctuations in demand for its products, which could cause it to have either too much or too little inventory of a particular product. Further, the business relationship which SpectraLink has with Offshore Group to use a Mexico facility to assemble SpectraLink’s products may not be able to provide product in a timely manner. Additionally, once SpectraLink receives an order, it requires sufficient time to complete the configuration of its product to the phone systems of the customer. SpectraLink’s inability to satisfy customer demand in a timely manner would lead to lost sales and impede SpectraLink’s ability to increase its revenue. Conversely, a large portion of SpectraLink’s expenses, including rent, salaries and capital leases, is fixed and difficult to reduce. SpectraLink’s expenses are based in part on expectations for its revenue. If SpectraLink’s revenue does not meet its expectations, the adverse effect of the revenue shortfall upon SpectraLink’s operating results may be acute in light of the fixed nature of its expenses. It is possible that due to fluctuations in revenue, SpectraLink’s operating results could be below the expectations of securities analysts and investors. For instance, SpectraLink’s stock price declined substantially after its preliminary announcement of its fourth quarter 2001 financial results reported in January 2002. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to SpectraLink’s business, the price of SpectraLink’s common stock would likely decline further.

•	The continuing economic slowdown, particularly in information technology spending, will adversely impact SpectraLink’s business. SpectraLink’s business has been adversely impacted by the general economic slowdown in the United States and worldwide, particularly the decline in information technology spending. Consumers of information technology continue to defer, and in some cases cancel, their purchase decisions. SpectraLink’s operating results have been adversely affected as a result. SpectraLink expects the economic slowdown to continue to adversely impact its business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced revenues.

•	The ability of SpectraLink and its distributors and resellers to develop and execute effective marketing and sales strategies. SpectraLink offers its products directly and indirectly through a variety of third-party business partners, including distributors and resellers. Changes in the financial or business condition of these distributors and resellers, in addition to the ability to develop and execute effective marketing and sales strategies, could subject SpectraLink to losses and affect its ability to bring its products to market. For instance, SpectraLink experienced a decrease in sales by distributors during the three months ended June 30, 2002, when those distributors downsized their businesses in reaction to the economic slowdown and, as a result, had fewer sales representatives marketing SpectraLink products.

•	The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as SpectraLink anticipates. SpectraLink’s future growth depends in part on the widespread deployment of integrated voice and data products for combined voice and data services. If this growth does not occur as planned, SpectraLink’s future results of operations would be materially and adversely affected.

•	The risk of business interruption arising from SpectraLink’s dependence on its manufacturing facility located in Boulder, Colorado and the business relationship SpectraLink has with Offshore Group to use a facility in Guaymas/Empalme, Sonora, Mexico which provides assembly services. SpectraLink is highly dependent on its Boulder, Colorado manufacturing facility, which is home to the majority of SpectraLink’s manufacturing operations. SpectraLink is also highly dependent upon its business relationship with Offshore Group to provide a facility located in Guaymas/Empalme, Sonora, Mexico which assembles SpectraLink’s products. Any event that may disrupt or indefinitely discontinue either of the facility’s capacity to manufacture, assemble and repair SpectraLink’s products could greatly impair SpectraLink’s ability to generate revenues, fulfill orders and attain financial goals. For instance, SpectraLink may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

•	SpectraLink faces increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for SpectraLink’s systems include product functionality and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, distribution channels, and the effectiveness of marketing and sales efforts. Most of SpectraLink’s competitors have significantly greater financial, technical, research and development, and marketing resources than SpectraLink. As a result, SpectraLink’s competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support

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

•	SpectraLink’s ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, SpectraLink must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. SpectraLink’s success is also dependent on its ability to develop new products for existing and emerging wireless communications markets and to introduce such products in a timely manner. Due to the competitive nature of SpectraLink’s business, any delay in the commercial availability of new products could materially and adversely affect SpectraLink’s business, reputation and operating results. In addition, if SpectraLink is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis, SpectraLink’s future operating results would be materially and adversely affected.

•	The ability of SpectraLink to develop and introduce new products and transition existing products. SpectraLink’s development efforts may not lead to the successful introduction of new or improved products. SpectraLink may encounter delays in deploying new or improved products. For instance, SpectraLink’s new products may not properly function with its customers’ existing telephone systems or SpectraLink’s new products may contain defects or bugs. These incompatibilities, defects or bugs may not be detected until SpectraLink’s customers begin to install the products. SpectraLink may need to modify the design of its new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures by SpectraLink as it seeks to remedy the problems, delays in the purchase of the products or cancelled orders. SpectraLink may also encounter delays in the manufacturing and production of the new products. Additionally, the new products may not be commercially successful. Demand for our existing products may decrease upon the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products until the new or improved versions of those products are available. If customer orders decrease or are delayed during the product transition, SpectraLink may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins. Delays or deficiencies in the development, manufacturing, and delivery of or demand for new or improved products could have a negative effect on SpectraLink’s business, operating results or financial condition.

•	SpectraLink’s reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process. SpectraLink relies on sole or limited sources of supply for many components and equipment used in its manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment could interrupt SpectraLink’s manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent SpectraLink from decreasing its reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and the financial performance of SpectraLink.

•	SpectraLink’s ability to manage potential expansion of operations in the U.S. and internationally. SpectraLink intends to expand its existing domestic and international operations and to enter new markets. This expansion will require significant management attention and financial resources. SpectraLink currently has limited experience in marketing and distributing its products internationally and in developing versions of products that comply with local standards. SpectraLink may also not be

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

•	SpectraLink’s ability to attract and retain personnel, including key technical and management personnel. Much of the future success of SpectraLink depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that SpectraLink will be able to successfully retain and attract the key personnel it needs. Many of SpectraLink’s key personnel receive a total compensation package that includes stock options and other equity awards. New regulations, volatility in the stock market and other factors could diminish the value of SpectraLink’s equity awards, putting SpectraLink at a competitive disadvantage or forcing SpectraLink to use more cash compensation.

•	The historic volatility of SpectraLink’s stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of SpectraLink’s common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12 month period ended June 30, 2002, the trading close price of SpectraLink’s common stock has ranged from a high of $19.99 per share to a low of $8.45 per share. Many factors could cause the market price of SpectraLink’s common stock to fluctuate, including:

•	variations in SpectraLink’s actual or anticipated quarterly or annual results;

•	market conditions in SpectraLink’s industry, the industries of SpectraLink’s customers and the economy as a whole;

•	announcements of technological innovations by SpectraLink or by its competitors;

•	introduction of new products or product enhancements or new pricing policies by SpectraLink or by its competitors;

•	acquisitions or strategic alliances by SpectraLink or by its competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	changes in the market valuations of other telecommunications companies;

•	the amount of liquid financial resources available to us;

•	the gain or loss of significant customers; and

•	changes in the estimates of SpectraLink’s operating performance or changes in recommendations by securities analysts.

In addition, the stock market in general and the market for technology-related stocks in particular has experienced a decline since 2000, and could decline further, which could cause the market price of SpectraLink’s common stock to fall for reasons not necessarily related to SpectraLink’s business, results of operations or financial condition. The market price of SpectraLink’s stock also might decline in reaction to events that affect other companies in SpectraLink’s industry even if these events do not directly affect SpectraLink. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and SpectraLink has recently been sued in several purported securities class action lawsuits. Further, certain of SpectraLink’s management and directors have also been sued in purported shareholder derivative actions. Although SpectraLink believes that the lawsuits lack merit, due to inherent uncertainties in litigation, SpectraLink cannot accurately predict the outcome of this litigation. An adverse determination could have a significant effect upon SpectraLink’s business and materially affect the price of its stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will require SpectraLink to incur expenses and divert management’s attention and resources from other matters, which could also adversely affect SpectraLink’s business and the price of its stock.

•	SpectraLink’s reliance on a limited number of significant customers. A portion of SpectraLink’s revenue has been derived from a limited number of customers. Sales to two customers represented approximately 10.0% and 10.8%, respectively, of SpectraLink’s revenue during the six months ended June 30, 2002. Sales to two customers represented approximately 13.8% and 10.7% of revenue during the six months ended June 30, 2001. Further, sales to one customer represented approximately 12% of

SpectraLink’s revenue during each of 2001 and 2000. SpectraLink also has experienced quarter to quarter variability in sales to each of its major customers and expects this pattern to continue in the future.

•	Changes in rules and regulations of the FCC. The wireless communications industry, regulated by the Federal Communications Commission (FCC), is subject to changing political, economic and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact SpectraLink’s operations.

•	SpectraLink’s ability to protect its intellectual property rights. SpectraLink’s future success depends, in part, upon its proprietary technology. SpectraLink relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure and other contractual provisions to protect its proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. There can be no assurance that SpectraLink’s pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. If challenged, SpectraLink’s patents might not be upheld or their claims could be narrowed. If SpectraLink fails to protect its proprietary rights adequately, SpectraLink’s competitors might gain access to SpectraLink’s technology. As a result, SpectraLink’s competitors might offer similar products and SpectraLink might not be able to compete successfully in its market. Moreover, despite SpectraLink’s efforts to protect its proprietary rights, unauthorized parties may copy aspects of SpectraLink’s products and obtain and use information that SpectraLink regards as proprietary. Also, SpectraLink’s competitors may independently develop similar, but not infringing, technology, duplicate SpectraLink’s products, or design around SpectraLink’s patents or its other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with SpectraLink, and SpectraLink may not be able to enforce its rights in the event of these breaches. Furthermore, SpectraLink expects that it will increase its international operations in the future, and the laws of many foreign countries do not protect SpectraLink’s intellectual property rights to the same extent as the laws of the United States. SpectraLink may be required to spend significant resources to monitor and protect its intellectual property rights. Any litigation surrounding SpectraLink’s rights could force SpectraLink to divert important financial and other resources from its business operations.

•	The assertion of intellectual property infringement claims against SpectraLink. SpectraLink’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. SpectraLink cannot be certain that its products do not and will not infringe upon issued patents, patents to be issued in the future or other intellectual property rights of others. SpectraLink may in the future be notified that it is infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against SpectraLink or unresolved notices that SpectraLink is infringing upon intellectual property rights of others, there can be no assurance that infringement claims will not occur in the future. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to SpectraLink. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce SpectraLink’s intellectual property rights, or to protect SpectraLink’s trade secrets. SpectraLink may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources. If it were determined that SpectraLink’s products infringe upon the intellectual property rights of others, SpectraLink would need to obtain licenses from these parties or reengineer its products in order to avoid infringement. SpectraLink might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer its products successfully. Moreover, if SpectraLink is sued for infringement and loses the suit, it could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause SpectraLink to incur significant costs and prevent it from selling its products.

•	A lower than anticipated rate of development of domestic and international markets using the 802.11 standard. SpectraLink’s NetLink Wireless Telephones are compatible with the IEEE 802.11 standard for use on 802.11 compliant wireless LANs. Consequently, demand for NetLink Wireless Telephones depends upon the development of markets utilizing 802.11 compliant networks. This depends in part upon the initial adoption of the 802.11 standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, markets utilizing 802.11 compliant networks may develop more slowly, if at all, if competing wireless networks are established and utilized. If markets utilizing 802.11 compliant networks do not grow as SpectraLink anticipates, SpectraLink’s growth would be impeded and it would not be able to factor the related revenues into its growth in the future.

•	SpectraLink’s reliance on its 802.11 technology partners to continue to provide the wireless local area network for SpectraLink’s NetLink product, and to provide access points which support SpectraLink Voice Priority.

•	The certification and approval process for SpectraLink’s NetLink product for use in countries that support the 802.11 standard.

•	Potential fluctuations in SpectraLink’s future operating results. SpectraLink has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside SpectraLink’s control. These factors include:

•	fluctuating market demand for, and declines in the average selling prices of, SpectraLink’s products,

•	the timing of and delay of significant orders from customers, and

•	seasonality in demand within SpectraLink’s various sectors.

Historically, SpectraLink has not operated with a significant order backlog and a substantial portion of SpectraLink’s revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, SpectraLink’s revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, SpectraLink’s operating results could be materially adversely affected.

Part II     Other Information

     Item 1 Legal Proceedings

     SpectraLink and certain of its officers and directors have been named as defendants in four lawsuits filed between February 7, 2002 and February 21, 2002, three of which have been filed in the United States District Court for the District of Colorado and one of which has been filed in the Colorado District Court for the City and County of Denver. The cases are designated as follows: Wilmer Kerns, Individually And On Behalf of All Others Similarly Situated, Plaintiff, vs. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0263) (the “Kerns Action”); Danilo Martin Molieri, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0315) (the “Molieri Action”); Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendant(s), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345) (the “Federal Derivative Action”); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation, Plaintiff, v. Carl D. Carman, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case No. 02CV1687) (the “State Derivative Action”). In the Kerns and Molieri Actions, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002. The plaintiffs in the Federal and State Derivative Actions purport to bring their claims derivatively on behalf of SpectraLink.

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

     At the request of the plaintiffs in the Kerns and Molieri cases, the Court consolidated those two actions, and appointed Landon Hendricks and Derek P. Poh as lead plaintiffs. The plaintiffs in the consolidated action will file a consolidated amended complaint by August 13, 2002.

     The defendants in the Federal and State Derivative Actions filed motions to dismiss. In the Federal Action, the plaintiff stipulated to and the Court then ordered a stay of discovery and a stay of motion practice pending resolution of the anticipated motion to dismiss the consolidated amended complaint in the consolidated action described above. In the State Derivative Action, the plaintiff also agreed to a stay of discovery and a stay of motion practice pending resolution of the anticipated motion to dismiss, and the stipulation has been submitted to the state court for approval.

     It is possible that additional lawsuits may be filed alleging similar claims, and that any such additional lawsuits arising out of the same operative facts and circumstances would also be consolidated. Unless circumstances warrant, SpectraLink does not intend to report the filing of additional lawsuits based on the same operative facts and circumstances.

     SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend both itself and its officers and directors, with whom SpectraLink shares common interests and defenses. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and/or their lawyers, which could have a material adverse effect on SpectraLink’s business, financial condition and results of operations. In addition, the litigation could result in substantial costs and divert management’s attention and resources. In the particular case of the Federal and State Derivative Actions, a finding of liability on the part of all or some of the defendant officers and directors could ultimately result in the interests of SpectraLink becoming adverse to those officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are ultimately not successful in the prosecution of their claims against SpectraLink and/or its officers and directors.

     SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

     Item 4 Submission of Matters to a Vote of Security Holders

At SpectraLink’s Annual Meeting of Stockholders held May 22, 2002, the following proposal was adopted by the margins indicated.

1.	To elect a board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares

	Voted For	Withheld

Bruce M. Holland	14,274,099	2,517,823
Carl D. Carman	16,766,474	25,448
Anthony V. Carollo, Jr.	16,766,274	25,648
Burton J. McMurtry	16,766,274	25,648

     Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits
No exhibits are filed with this Report. Exhibits filed with SpectraLink’s 2001 Form 10-K constitute those exhibits currently required to be on file. The reader should refer to the 2001 Form 10-K under Part III, Item 14, for a list of those exhibits.

(b)	Reports on Form 8-K
No reports were filed during the fiscal quarter ended June 30, 2002.

SPECTRALINK CORPORATION
SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

Date: August 13, 2002	By:
Nancy K. Hamilton,
Principal Financial and Accounting Officer
and on behalf of the Registrant