Form 10-K/A
period 1999-12-31
SPECTRALINK CORP
filed 2002-08-15
CIK 894268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the issuer's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's fiscal year.

PART III

ITEM 11. EXECUTIVE COMPENSATION.

       SpectraLink is filing this Amendment No. 2 to its Form 10-K for the year ended 1999 because SpectraLink noted that the "Summary Compensation Table" column "All Other Compensation ($)" included $446,791 that was described in Footnote 7 of the table as "amounts attributable to the exercise of stock options". SpectraLink noted that the $446,791 which reflects the fair market value of the Common Stock on the exercise date less the exercise price of the shares, should have been excluded from the "Summary Compensation Table" and should have been reflected in "Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year End Option Values" column titled "Value Realized ($)(1)" and that the "Number of Shares Acquired on Exercise" column in the "Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year End Option Values" table should have reflected 58,500 shares. This amendment reflects the exclusion of the $446,791 from the "Summary Compensation Table" under "All Other Compensation($)", and includes the $446,791 in the "Value Realized ($)(1)" column and the 58,500 shares exercised in the "Number of Shares Acquired on Exercise" column, both in the "Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year End Option Values" table. As a result, the value realized from stock option exercises continues to be disclosed, but such value is recorded in the "Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year End Option Values" table instead of in the "Summary Compensation Table". In addition, in the "Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year End Option Values" table under the "Value of Unexercised, In-the-Money Options at December 31, 1999(2) - Exercisable" column the amount for E. Ronald Elswick was changed from $192,768 to $227,990. Furthermore, Footnote 7 has been inserted into the "Summary Compensation Table" in order to clarify the bonuses accrued in 1999 and paid in 2000.

EXECUTIVE COMPENSATION

       The following table sets forth certain information regarding the compensation earned for services rendered in all capacities to SpectraLink during each of 1999, 1998 and 1997 to SpectraLink's Chief Executive Officer and each of the other SpectraLink executive officers whose salary and bonus for 1999 exceeded $100,000.



                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term Compensation
                                                                                   ----------------------------------
                                                                                   Securities
                                                                                   Underlying
Name and                                    Annual Compensation                     Options             All Other
Principal Position         Year     Salary ($)   Bonus($)(7)      Other($)         Granted(#)         Compensation($)
------------------        ------    ---------- --------------    ----------        ----------         ---------------
Bruce M. Holland            1999    $  164,000 $            0    $        0          60,000           $            --
Chief Executive Officer     1998       151,488              0           324          60,000                        --
and President               1997       137,394              0           323         100,000                        --
                                                                                                                   --
Nancy K. Hamilton           1999(1)     80,192         25,000(2)          0         175,000                        --
Vice President of Finance
& Administration,
Chief Financial Officer

Gary L. Bliss               1999       148,999              0             0          40,000                        --
Vice President of           1998       141,960              0           303          40,000                        --
Engineering                 1997       131,158              0           301          75,000                        --

Michael P. Cronin           1999       161,999              0         1,844          40,000                        --
Vice President of Sales &   1998       154,488         26,922        11,245          20,000                        --
Marketing                   1997(3)     49,688         75,503(4)      3,216         200,000                        --

John H. Elms                1999(5)     85,396         70,000(4)          0         175,000                        --
Vice President of
Operations

                                                                                          Long-Term Compensation
                                                                                   ----------------------------------
                                                                                   Securities
                                                                                   Underlying
Name and                                    Annual Compensation                     Options             All Other
Principal Position         Year     Salary ($)   Bonus($)(7)      Other($)         Granted(#)         Compensation($)
------------------        ------    ---------- --------------    ----------        ----------         ---------------
E. Ronald Elswick           1999(6)    135,590              0             0          40,000                 --
Vice President of           1998       140,615              0           774          40,000                 --
Operations                  1997       129,715              0           491          75,000                 --

(1) Ms. Hamilton began working for the Company in June 1999.

(2) Includes $25,000 signing bonus.

(3) Mr. Cronin began working for the Company in August 1997.

(4) Includes $70,000 bonus in lieu of relocation allowance.

(5) Mr. Elms began working for the Company in April 1999 and became a corporate officer in November 1999.

(6) Mr. Elswick resigned from the Company in October 1999.

(7) The bonuses included above are on a cash basis and do not include the following amounts accrued in 1999, but paid in 2000 and disclosed in the 2000 Proxy: Holland $58,596, Hamilton $34,105, Bliss $33,878, Cronin $28,938, Elms $24,141 and Elswick $0.

OPTION GRANTS

       The following table contains information concerning the stock options granted during 1999 to the executive officers named in the Summary Compensation Table.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                                          Individual Grants
                            Number of       Percent of
                           Securities      Total Options                                         Potential Realizable Value at
                           Underlying       Granted to                                        Assumed Annual Rates of Stock Price
                             Options       Employees in    Exercise or Base    Expiration      Appreciation for Option Term (2)
         Name            Granted (#)(1)     Fiscal Year       Price/Share         Date              5%                 10%
         ----            --------------    -------------   ----------------    ----------      ---------          ---------
Bruce M. Holland             60,000(4)         7.7            $    4.25        02/24/07        $ 121,751          $ 291,615

Nancy K. Hamilton            82,048(3)        10.5                 4.875       06/18/07          190,975            457,417
                             92,952(4)        11.9                 4.875       06/18/07          216,355            518,207

Gary L. Bliss                21,667(3)         2.8                 4.25        02/24/07           43,966            105,307
                             18,333(4)         2.3                 4.25        02/24/07           37,201             89,103

Michael P. Cronin            11,667(3)         1.5                 4.25        02/24/07           23,675             56,705
                             28,333(4)         3.6                 4.25        02/24/07           57,493            137,706

John H. Elms                103,052(3)        13.2                 3.563       04/28/07          175,309            419,896
                              8,805(3)         1.1                 4.563       10/20/07           19,183             45,946
                             46,948(4)         6.0                 3.563       04/28/07           79,867            191,295
                             16,195(4)         2.1                 4.563       10/20/07           35,283             84,509

E. Ronald Elswick            21,667(3)         2.8                 4.25        02/24/07           43,966            105,307
                             18,333(4)         2.3                 4.25        02/24/07           37,201             89,103

(1) All options were granted under the Company's Stock Option Plan. Generally, options granted under the Company's Stock Option Plan become exercisable over a four-year period (25% after the first twelve months and 2.083% each month thereafter) and have eight-year terms, so long as the optionee's employment with the Company continues. Incentive stock options are granted at no less than fair market value as determined by the Board of Directors, provided that grants to 10% stockholders have an exercise price not less than 110% of fair market value. Non-qualified stock options have an exercise price of not less than 85% of fair market value.

(2) This column reflects the potential realizable value of each grant assuming that the market value of the Company's Common Stock appreciates at five percent or ten percent annually from the date of grant over the term of the option. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the option term will be at the assumed five percent or ten percent levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made to the Named Executive Officers.

(3) Incentive stock option.

(4) Non-qualified stock option.

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information concerning the number of shares acquired and the value realized upon exercise of the stock options during 1999 by the executive officers named in the Summary Compensation Table. The table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1999. Also reported are the values of in-the-money options that represent the positive difference between the exercise price of the outstanding stock option and the fair market value price of the shares subject to the option at year end. These values, unlike the amounts in the column entitled Value Realized, have not been, and may never be, realized.

               AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                              Number                       Number of Unexercised Options Held     Value of Unexercised, In-the-Money
                            of Shares                             at December 31, 1999             Options at December 31, 1999 (2)
                             Acquired         Value
Name                        on Exercise   Realized ($)(1)        Exercisable     Unexercisable    Exercisable        Unexercisable
----                        -----------   ---------------        -----------     -------------    -----------        -------------
Bruce M. Holland                    0          N/A                   247,083        122,917       $   929,864        $   397,137

Nancy K. Hamilton                   0          N/A                         0        175,000                 0            415,625

Gary L. Bliss                       0          N/A                   145,625         84,375           629,844            272,656

Michael P. Cronin              58,500        446,791                  58,583        142,917           205,509            481,616

John H. Elms                        0          N/A                         0        175,000                 0            620,225

E. Ronald Elswick              50,000        578,150                  68,228              0           227,990                  0


(1) Based on the fair market value of the Common Stock on the exercise date, less the per share exercise price.

(2) Based on the fair market value of the underlying shares of Common Stock of $7.25 per share, the closing price on December 31, 1999, as reported by NASDAQ, less the per share exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       For fiscal 1999, the compensation of the executive officers of the Company was determined by the entire Board of Directors. Since October 11, 1995, the Company's Compensation Committee has made recommendations to the Board regarding compensation of executive officers. Mr. Holland, a member of the Board of Directors and the President of the Company, has participated in the deliberations of the Board of Directors concerning executive officer compensation, other than his own compensation.

DIRECTOR COMPENSATION

       Directors currently do not receive cash compensation from the Company for their service as members of the Board, but they are reimbursed for their expenses in attending board and committee meetings.

       Commencing with the first Board of Director meeting after this Stockholder Meeting, each non-employee director (currently three people) will receive an annual payment of $5,000 for serving as a director of the Company. In addition, each non-employee director will receive $1,000 for each Board of Director or Committee meeting, or $200 for any telephonic Board or Committee meeting, attended by the director.

       Each non-employee director will also receive an annual stock option grant (under either the Company's new 2000 Stock Option Plan or the current Stock Option Plan if the 2000 Stock Option Plan is not approved by stockholders at this meeting), as follows: an initial grant of an option to purchase 20,000 shares of Common Stock, exercisable at the fair market price of the Common Stock on the date of grant, with vesting at the rate of 50% of the option at the first anniversary following the date of grant and monthly thereafter over the following twelve months (i.e., 4.17% per month). Any new non-employee director will receive this 20,000 share option upon becoming a director of the Company. Thereafter, each non-employee director will be granted an annual stock option exercisable to purchase 5,000 shares of Common Stock (either under the current Stock Option Plan or the 2000 Stock Option Plan, if approved at this meeting), exercisable at the fair market price of the Common Stock on the date of grant, with vesting at the rate of 50% of the option at the first anniversary following the date of grant and monthly thereafter over the following twelve months (i.e., 4.17 per month). See also "Proposal 2 - Approve the Adoption of the Company's 2000 Stock Option Plan - New Plan Benefits."

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee reviews and acts on matters relating to compensation levels and benefit plans for executive officers and key employees. The Compensation Committee also provides for grants of stock awards, stock options, stock appreciation rights and other awards to be made under existing incentive compensation plans.

General Compensation Policy. The fundamental policy of the Compensation Committee is to provide the executive officers with competitive compensation opportunities based upon their contribution to the development and financial success of the Company and their personal performance. The Compensation Committee's objective is to have a portion of each executive officer's compensation contingent on the Company's performance as well as on the executive officer's own level of performance. Accordingly, the compensation package for each executive officer is comprised of three elements: (1) base salary, which principally reflects an executive officer's performance and is designed primarily to be competitive with salary levels in the industry; (2) bonus, which principally reflects the Company's performance; and (3) long-term incentive compensation, which strengthens the mutuality of interests between executive officers and stockholders.

Factors. The principal factors that the Compensation Committee considered in ratifying the components of each executive officer's compensation package for 1999 are summarized below. The Compensation Committee may apply entirely different factors in advising the chief executive officer and the board of directors with respect to executive compensation for future years.

    o Base Salary. The suggested base salary for each executive officer is determined on the basis of experience, personal performance, the salary levels for comparable positions within and without the industry, and internal base salary comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate.

    o Bonus. The suggested bonus for each executive officer is determined on the basis of the Company's performance, personal performance, and the bonus levels in effect for comparable positions within and without the industry. The Compensation Committee established maximum annual bonus amounts for each executive officer based on the bonus levels for comparable positions, and earned bonus amounts are based on performance results. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. In addition, the Compensation Committee may from time to time award additional cash bonuses when it determines those bonuses to be in the Company's best interest.

    o Long-Term Incentive Compensation. Long-term incentives are provided primarily through grants of stock options. The grants are designed to align the interests of each executive officer with those of the stockholders and to provide each individual with a significant incentive to manage SpectraLink from the perspective of an owner with an equity stake. Each option grant allows the executive officer to acquire shares of the common stock at a fixed price per share, typically equal to the market price on the grant date, over a specified period of time of up to eight years. Options generally become exercisable in installments over a 48-month period, contingent upon an executive officer's continued employment with SpectraLink. Accordingly, an option grant generally provides a return to the executive officer only if the executive remains employed by the Company during the vesting period, and then only if the market price of the underlying shares appreciates. The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer's current position, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, the executive officer's potential for increased responsibility and promotion over the option term, and the executive officer's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that executive officer. The Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of executive officers.

CEO Compensation: SEC regulations require the board of directors to disclose the basis for compensation paid to Mr. Bruce Holland, President and Chief Executive Officer, in 1999 and to discuss the relationship between the Company's performance and Mr. Holland's performance in 1999. In advising the Board with respect to Mr. Holland's compensation, the Compensation Committee seeks to establish a level of base salary competitive with that paid by companies of comparable size within the industry and by companies outside of the industry with which SpectraLink competes for executive talent. The base salary established for Mr. Holland for 1999 on the basis of the foregoing criteria was intended to provide a level of compensation which was not affected to any significant degree by the Company's performance factors.

COMPENSATION COMMITTEE

Carl D. Carman
Burton J. McMurtry

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPECTRALINK CORPORATION


By:   /s/ BRUCE M. HOLLAND
   -------------------------------
         Bruce M. Holland,
         President and CEO

Date: August 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                       Title                                 Date
         ----------                       -----                                 ----
/s/  BRUCE M. HOLLAND              Principal Executive Officer             August 15, 2002
-------------------------------      and Director
     Bruce M. Holland


/s/  NANCY K. HAMILTON             Principal Financial Officer             August 15, 2002
-------------------------------      and Principal Accounting Officer
     Nancy K. Hamilton


/s/  CARL D. CARMAN                Director                                August 15, 2002
-------------------------------
     Carl D. Carman


/s/  ANTHONY V. CAROLLO, JR.       Director                                August 15, 2002
-------------------------------
     Anthony V. Carollo, Jr.


/s/  BURTON J. MCMURTRY            Director                                August 15, 2002
-------------------------------
     Burton J. McMurtry