Form 10-K/A
period 2001-12-31
SPECTRALINK CORP
filed 2002-08-15
CIK 894268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

PART III

ITEM 11. EXECUTIVE COMPENSATION.

     SpectraLink is filing this Amendment No. 1 to its Form 10-K for the year ended 2001 because SpectraLink noted that the table "Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year End Option Values" column titled "Value Realized(1)" reflected the fair market value of the Common Stock on the exercise date, but it did not deduct the per share exercise price. The "Value Realized
(1)" column in the "Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year End Option Values" table in this amendment is based on the fair market value of the Common Stock on the exercise date, less the per share exercise price. As a result the values realized in the exercise of stock options by the listed executives as reflected in this amendment, are less than the values realized that were previously reported.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation earned for services rendered in all capacities to SpectraLink during each of 2001, 2000 and 1999 to SpectraLink's Chief Executive Officer and each of the other SpectraLink executive officers whose salary and bonus for 2001 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation                      Long-Term Compensation
                                                                                          Securities
                                                                                          Underlying
Name and                                                                                   Options           All Other
Principal Position          Year              Salary            Bonus        Other        Granted (#)       Compensation
------------------          ----              ------            -----        -----        -----------       ------------
Bruce M. Holland            2001           $ 230,000        $  82,225       $    0           100,000           ------
Chief Executive Officer     2000             196,000          114,268            0           100,000           ------
and President               1999             164,000           58,596            0            60,000           ------

Nancy K. Hamilton           2001             193,500           44,021            0            75,000           ------
Vice President of Finance   2000             165,000           61,215            0            40,000           ------
& Administration,           1999(1)           80,192           59,105(2)         0           175,000           ------
Chief Financial Officer

Gary L. Bliss               2001             193,500           44,021            0            75,000           ------
Vice President of           2000             165,000           61,215            0            75,000           ------
Engineering                 1999             148,999           33,878            0            40,000           ------

Michael P. Cronin           2001             220,040           53,296        9,981            85,000           ------
Vice President of Sales &   2000             201,202          111,917        9,000            75,000           ------
Marketing                   1999             161,999           28,938        1,844            40,000           ------

John H. Elms                2001             183,000           41,633            0            65,000           ------
Vice President of           2000             155,000           57,505            0            20,000           ------
Operations                  1999(3)           85,396           94,141(4)         0           175,000           ------


(1)  Ms. Hamilton began working for SpectraLink in June 1999.

(2)  Includes $25,000 signing bonus.

(3) Mr. Elms began working for SpectraLink in April 1999 and became a corporate officer in November 1999.

(4)  Includes $70,000 bonus in lieu of relocation allowance.

OPTION GRANTS

The following table contains information concerning the stock options granted during 2001 to the executive officers named in the Summary Compensation Table.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                Individual Grants

                                                                                              Potential Realizable Value at Assumed
                            Number of       Percent of                                             Annual Rates of Stock Price
                           Securities      Total Options                                        Appreciation for Option Term (2)
                           Underlying       Granted to                                        -------------------------------------
                            Options        Employees in    Exercise or Base    Expiration
Name                     Granted (#)(1)     Fiscal Year       Price/Share         Date              5%                   10%
----                     --------------    ------------    ----------------    -----------          --                   ---
Bruce M. Holland            12,116(3)          1.7%           $ 11.206          02/20/06        $  21,758            $   63,013
                            87,884(4)         12.6              10.188          02/20/11          563,061             1,426,907

Nancy K. Hamilton           12,193(3)          1.7              10.188          02/20/11           78,119               197,969
                            62,807(4)          9.0              10.188          02/20/11          402,396             1,019,750

Gary L. Bliss               11,540(3)          1.7              10.188          02/20/11           73,935               187,366
                            63,460(4)          9.1              10.188          02/20/11          406,580             1,030,353

Michael P. Cronin           11,957(3)          1.7              10.188          02/20/11           76,607               194,137
                            73,043(4)         10.5              10.188          02/20/11          467,977             1,185,945

John H. Elms                12,150(3)          1.7              10.188          02/20/11           77,843               197,270
                            52,850(4)          7.6              10.188          02/20/11          338,603               858,086


(1) All options were granted under SpectraLink's Stock Option Plans. Generally, options granted under SpectraLink's Stock Option Plan become exercisable over a four-year period (25% after the first twelve months and 2.083% each month thereafter) and have terms ranging from eight to ten years, so long as the optionee's employment with SpectraLink continues. Incentive stock options are granted at no less than fair market value as determined by the Board of Directors, provided that grants to 10% stockholders have an exercise price not less than 110% of fair market value and have five-year terms. Non-qualified stock options have an exercise price of not less than 85% of fair market value.

(2) This column reflects the potential realizable value of each grant assuming that the market value of SpectraLink's Common Stock appreciates at five percent or ten percent annually from the date of grant over the term of the option. There is no assurance provided to any executive officer or any other holder of SpectraLink's securities that the actual stock price appreciation over the option term will be at the assumed five percent or ten percent levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made to the Named Executive Officers.

(3)  Incentive stock option.

(4)  Non-qualified stock option.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information concerning the number of shares acquired and the value realized upon exercise of stock options during 2001 by the executive officers named in the Summary Compensation Table. The table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2001. Also reported are the values of in-the-money options that represent the positive difference between the exercise price of the outstanding stock option and the fair market value of the shares subject to the option at year end. These values, unlike the amounts in the column entitled Value Realized, have not been, and may never be, realized.

               AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                              Number                       Number of Unexercised Options Held     Value of Unexercised, In-the-Money
                            of Shares                             at December 31, 2001             Options at December 31, 2001 (2)
                             Acquired         Value        ----------------------------------     ----------------------------------
Name                       on Exercise      Realized(1)       Exercisable       Unexercisable      Exercisable        Unexercisable
----                       -----------     ------------       -----------       -------------      -----------        -------------
Bruce M. Holland(3)          387,499        $2,951,180            9,167            173,334         $   98,450           $1,352,982

Nancy K. Hamilton             95,728         1,081,414           32,813            161,459            320,668            1,491,698

Gary L. Bliss                      0           N/A              251,770            128,230          3,278,542            1,017,420

Michael P. Cronin            155,249         1,861,512           39,271            136,980            331,659            1,069,964

John H. Elms                  99,894         1,176,041           13,229            136,877            125,656            1,357,019


(1) Based on the fair market value of the Common Stock on the exercise date, less the per share exercise price.

(2) Based on the fair market value of the underlying shares of Common Stock of $17.13 per share, the closing price on December 31, 2001, as reported by NASDAQ, less the per share exercise price.

(3) All sales of SpectraLink stock by Mr. Holland during fiscal year 2001 were pursuant to Rule 10b5-1 Plans adopted by Mr. Holland in March 2001. Under the Plans, sales of shares are effected on Mr. Holland's behalf at regular intervals pursuant to pre-set terms. Pursuant to such terms, sales were made beginning in May 2001 and continues through the date of this proxy.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

For fiscal 2001, the entire Board of Directors determined the compensation of the executive officers of SpectraLink. Since October 11, 1995, SpectraLink's Compensation Committee has made recommendations to the Board regarding compensation of executive officers. Mr. Holland, a member of the Board of Directors and the Chief Executive Officer and President of SpectraLink, has participated in the deliberations of the Board of Directors concerning executive officer compensation, other than his own compensation.

DIRECTOR COMPENSATION

Each non-employee director (currently three people) receives an annual payment of $5,000 for serving as a director of SpectraLink. In addition, each non-employee director is reimbursed for his expenses in attending board and committee meetings and receives $1,000 for each Board of Director or Committee meeting, or $200 for any telephonic Board or Committee meeting, attended by the director.

Each non-employee director also receives an annual stock option grant as follows: an initial grant of an option to purchase 20,000 shares of Common Stock, exercisable at the fair market price of the Common Stock on the date of grant, with vesting at the rate of 50% of the option at the first anniversary following the date of grant and monthly thereafter over the following twelve months (i.e., 4.17% per month). Any new non-employee director will receive this 20,000 share option upon becoming a director of SpectraLink. Thereafter, each non-employee director will be granted an annual stock option exercisable to purchase 5,000 shares of Common Stock exercisable at the fair market price of the Common Stock on the date of grant, with vesting at the rate of 50% of the option at the first anniversary following the date of grant and monthly thereafter over the following twelve months (i.e., 4.17% per month).

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee reviews and acts on matters relating to compensation levels and benefit plans for executive officers and key employees. The Compensation Committee also recommends grants of stock awards, stock options, stock appreciation rights and other awards to be made under existing incentive compensation plans.

General Compensation Policy. The fundamental policy of the Compensation Committee is to provide the executive officers with competitive compensation opportunities based upon their contribution to the development and financial success of SpectraLink and their personal performance. The Compensation Committee's objective is to have a portion of each executive officer's compensation contingent on SpectraLink's performance as well as on the executive officer's own level of performance. Accordingly, the compensation package for each executive officer is comprised of three elements: (1) base salary, which principally reflects an executive officer's performance and is designed primarily to be competitive with salary levels in the industry; (2) bonus, which principally reflects SpectraLink's performance; and (3) long-term incentive compensation, which strengthens the mutuality of interests between executive officers and stockholders.

Factors. The principal factors that the Compensation Committee considered in ratifying the components of each executive officer's compensation package for 2001 are summarized below. The Compensation Committee may apply entirely different factors in advising the chief executive officer and the board of directors with respect to executive compensation for future years.

     o Base Salary. The suggested base salary for each executive officer is determined on the basis of experience, personal performance, the salary levels for comparable positions within and without the industry, and internal base salary comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate.

     o Bonus. The suggested bonus for each executive officer is determined on the basis of SpectraLink's performance, personal performance, and the bonus levels for comparable positions within and without the industry. The Compensation Committee established maximum annual bonus amounts for each executive officer based on the bonus levels for comparable positions, and earned bonus amounts are based on performance results. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. In addition, the Compensation Committee may from time to time award additional cash bonuses when it determines those bonuses to be in SpectraLink's best interest.

     o Long-Term Incentive Compensation. Long-term incentives are provided primarily through grants of stock options. The grants are designed to align the interests of each executive officer with those of the stockholders and to provide each individual with a significant incentive to manage SpectraLink from the perspective of an owner with an equity stake. Each option grant allows the executive officer to acquire shares of Common Stock at a fixed price per share, typically equal to the market price on the grant date, over a specified period of time of up to ten years. Options generally become exercisable in installments over a 48-month period, contingent upon an executive officer's continued employment with SpectraLink. Accordingly, an option grant generally provides a return to the executive officer only if the executive remains employed by SpectraLink during the vesting period, and then only if the market price of the underlying shares appreciates. The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer's current position, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, the executive officer's potential for increased responsibility and promotion over the option term, and the executive officer's personal performance in recent periods. The Compensation Committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that executive officer. The Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of executive officers.

CEO Compensation - SEC regulations require the board of directors to disclose the bases for compensation paid to Mr. Bruce Holland, President and Chief Executive Officer, in 2001 and to discuss the relationship between SpectraLink's performance and Mr. Holland's performance in 2001. In advising the Board with respect to Mr. Holland's compensation, the Compensation Committee seeks to establish a level of base salary competitive with that paid by companies of comparable size within the industry and by companies outside of the industry with which SpectraLink competes for executive talent. The base salary established for Mr. Holland for 2001 on the basis of the foregoing criteria was intended to provide a level of compensation which was not affected to any significant degree by SpectraLink's performance factors. The bonus established for Mr. Holland for 2001 was based on SpectraLink's pretax performance.

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


         Signatures                                Title                                 Date
         ----------                                -----                                 ----
/s/  BRUCE M. HOLLAND                       Principal Executive Officer             August 15, 2002
---------------------------------------      and Director
     Bruce M. Holland


/s/  NANCY K. HAMILTON                      Principal Financial Officer             August 15, 2002
---------------------------------------      and Principal Accounting Officer
     Nancy K. Hamilton


/s/  CARL D. CARMAN                         Director                                August 15, 2002
---------------------------------------
     Carl D. Carman


/s/  ANTHONY V. CAROLLO, JR.                Director                                August 15, 2002
---------------------------------------
     Anthony V. Carollo, Jr.


/s/  BURTON J. MCMURTRY                     Director                                August 15, 2002
---------------------------------------
     Burton J. McMurtry