Form 10-Q
period 2002-09-30
SPECTRALINK CORP
filed 2002-11-14
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Applicable only to corporate issuers:
As of September 30, 2002, there were 18,774,819 shares of SpectraLink Corporation’s Common Stock — par value $.01.

SPECTRALINK CORPORATION AND SUBSIDIARY
INDEX

PART I — ITEM 1

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30,	December 31,

	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$42,168	$37,242
Short-term investments in marketable securities	—	1,004
Trade accounts receivable, net of allowance of $359 and $364, respectively	10,659	12,820
Income taxes receivable	557	2,579
Inventory, net of allowance of $573 and $410, respectively	8,118	8,073
Deferred income taxes-current portion	1,548	1,548
Other	779	520

Total current assets	63,829	63,786
PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	1,600	1,575
Equipment	6,565	6,290
Leasehold improvements	863	856

	9,028	8,721
Less – accumulated depreciation	(6,963)	(6,503)

Net property and equipment	2,065	2,218
DEFERRED INCOME TAXES – NON CURRENT	201	201
OTHER	241	233

TOTAL ASSETS	$66,336	$66,438

CURRENT LIABILITIES:
Accounts payable	$1,020	$1,009
Accrued payroll, commissions and employee benefits	1,847	2,371
Accrued sales, use and property taxes	595	345
Accrued warranty expenses	300	278
Other accrued expenses	1,241	618
Deferred revenue	4,895	3,868

Total current liabilities	9,898	8,489
LONG-TERM LIABILITIES	196	231

TOTAL LIABILITIES	10,094	8,720

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,072 and 21,754 shares issued, respectively, and 18,775 and 19,228 shares outstanding, respectively	220	218
Additional paid-in capital	63,533	62,120
Retained earnings	16,725	12,997
Treasury stock, 3,297 shares and 2,526 shares, respectively, at cost	(24,236)	(17,617)

TOTAL STOCKHOLDERS’ EQUITY	56,242	57,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,336	$66,438

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

SALES:
Product Sales, net	$11,958	$12,678	$35,349	$38,455
Service Sales	3,359	2,531	9,066	7,379

Net Sales	15,317	15,209	44,415	45,834
COST OF SALES:
Cost of Product Sales	3,491	3,602	10,836	11,000
Cost of Service Sales	1,875	1,177	4,780	3,860

Total Cost of Sales	5,366	4,779	15,616	14,860

Gross Profit	9,951	10,430	28,799	30,974
OPERATING EXPENSES:
Research and Development	1,622	1,428	4,764	4,030
Marketing and Selling	5,098	5,151	15,586	16,032
General and Administrative	917	823	2,874	2,523

Total Operating Expenses	7,637	7,402	23,224	22,585

INCOME FROM OPERATIONS	2,314	3,028	5,575	8,389
INVESTMENT INCOME AND OTHER, net	143	404	438	1,204

INCOME BEFORE INCOME TAXES	2,457	3,432	6,013	9,593
INCOME TAX EXPENSE	934	1,287	2,285	3,597

NET INCOME	$1,523	$2,145	$3,728	$5,996

BASIC EARNINGS PER SHARE (Note 3)	$0.08	$0.11	$0.20	$0.32

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,910	18,960	19,050	18,990

DILUTED EARNINGS PER SHARE (Note 3)	$0.08	$0.11	$0.19	$0.30

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,110	20,100	19,340	19,960

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,728	$5,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	826	799
Income tax benefit from the exercise of stock options	184	980
Provision for bad debts	209	57
Write-down for excess and obsolete inventory	163	100
Amortization of premium (discount) on investments in marketable securities	4	(46)
Changes in assets and liabilities -
Decrease (increase) in trade accounts receivable	1,952	(450)
(Increase) decrease in inventory	(208)	754
Decrease in other assets and income tax receivable	1,755	410
Decrease (increase) in accounts payable	11	(682)
Increase (decrease) in accrued liabilities, income taxes payable and deferred revenue	1,363	(66)

Net cash provided by operating activities	9,987	7,852
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(673)	(1,026)
Purchases of investments in marketable securities	—	(3,484)
Maturity of investments in marketable securities	1,000	12,500

Net cash provided by investing activities	327	7,990
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of common stock options	920	1,809
Proceeds from issuances of common stock	311	295
Purchases of treasury stock	(6,619)	(5,691)

Net cash used in financing activities	(5,388)	(3,587)

INCREASE IN CASH AND CASH EQUIVALENTS	4,926	12,255
CASH AND CASH EQUIVALENTS, beginning of period	37,242	20,793

CASH AND CASH EQUIVALENTS, end of period	$42,168	$33,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$113	$2,226

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1.     Basis of Presentation

     The accompanying condensed consolidated financial statements as of September 30, 2002, and December 31, 2001, and for the three months and nine months ended September 30, 2002 and 2001, have been prepared from the books and records of SpectraLink Corporation and SpectraLink International Corporation (together “SpectraLink”) and are unaudited. In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2002, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2001, which are included in SpectraLink’s Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in SpectraLink’s annual financial statements.

2.     Inventory

     Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory as of September 30, 2002, and December 31, 2001, consisted of the following:

	September 30,	December 31,

	2002	2001

	(In thousands)
Raw materials	$2,837	$3,621
Work in progress	3	16
Finished goods	5,278	4,436

	$8,118	$8,073

The reserve for inventory was $573,000 and $410,000 as of September 30, 2002, and December 31, 2001, respectively.

3.     Earnings Per Share

     Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents is determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they were anti-dilutive, totaled 1,869,546 and 47,836 for the three months ended September 30, 2002 and 2001, respectively, and 1,358,866 and 88,950 for the nine months ended September 30, 2002 and 2001, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Three Months Ended September 30,
	(In thousands, except per share amounts)
	2002			2001

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS—	$1,523	18,910	$0.08	$2,145	18,960	$0.11
Effect of dilutive securities:
Stock purchase plan	—	17	—	—	8	—
Stock options outstanding	—	183	—	—	1,132	—

Diluted EPS—	$1,523	19,110	$0.08	$2,145	20,100	$0.11

	Nine Months Ended September 30,
	(In thousands, except per share amounts)
	2002			2001

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS—	$3,728	19,050	$0.20	$5,996	18,990	$0.32
Effect of dilutive securities:
Stock purchase plan	—	18	—	—	3	—
Stock options outstanding	—	272	(0.01)	—	967	(0.02)

Diluted EPS—	$3,728	19,340	$0.19	$5,996	19,960	$0.30

4.     Stockholders’ Equity

     In the third quarter of 2002, SpectraLink repurchased 310,300 shares of outstanding common stock (now classified as treasury stock) at a cost of $2,122,000, and during the third quarter of 2001, 142,500 shares were repurchased at a cost of $2,136,000. For the nine months ended September 30, 2002, SpectraLink repurchased 771,300 shares of outstanding common stock (now classified as treasury stock) at a cost of $6,619,000, and during the nine months ended September 30, 2001, 532,500 shares were repurchased at a cost of $5,691,000.

5.     Legal Proceedings

     SpectraLink and certain of its officers and directors have been named as defendants in four lawsuits filed between February 7, 2002, and February 21, 2002, three of which have been filed in the United States District Court for the District of Colorado and one of which has been filed in the Colorado District Court for the City and County of Denver. The cases are designated as follows: Wilmer Kerns, Individually And On Behalf of All Others Similarly Situated, Plaintiff, vs. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0263) (the “Kerns Action”); Danilo Martin Molieri, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0315) (the “Molieri Action”); Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendant(s), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345) (the “Federal Derivative Action”); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation,

Plaintiff, v. Carl D. Carman, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case No. 02CV1687) (the “State Derivative Action”). In the Kerns and Molieri Actions, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001, and January 11, 2002. The plaintiffs in the Federal and State Derivative Actions purport to bring their claims derivatively on behalf of SpectraLink.

     These cases arise out of a press release issued by SpectraLink on January 14, 2002, announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. The Kerns and Molieri Actions contain essentially identical claims alleging that SpectraLink and certain of its officers and directors violated the United States securities laws, specifically Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, and cite to certain insider sales of SpectraLink stock prior to the January 14, 2002, press release. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be held liable.

     At the request of the plaintiffs in the Kerns and Molieri cases, the Court consolidated those two actions, and appointed Landon Hendricks and Derek P. Poh as lead plaintiffs. The plaintiffs in the consolidated action filed a consolidated amended complaint on September 18, 2002. SpectraLink intends to move to dismiss the consolidated amended complaint on or before November 1, 2002.

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

     SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend both itself and its officers and directors, with whom SpectraLink shares common interests and defenses. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and/or their lawyers, which could have a material adverse effect on SpectraLink’s business, financial condition, and results of operations. In addition, the litigation could result in substantial costs and divert management’s attention and resources. In the particular case of the Federal and State Derivative Actions, a finding of liability on the part of all or some of the defendant officers and directors could ultimately result in the interests of SpectraLink becoming adverse to those officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are ultimately not successful in the prosecution of their claims against SpectraLink and/or its officers and directors.

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

Critical Accounting Policies and Estimates

     SpectraLink has identified the most critical accounting principles upon which its financial status depends in response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” SpectraLink determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Below is a summary of SpectraLink’s most critical accounting policies. This discussion and analysis should be read in conjunction with SpectraLink’s consolidated financial statements and related notes included in SpectraLink’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the U.S. Securities and Exchange Commission on March 25, 2002 (“2001 Form 10-K”).

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

Results of Operations

     The following table sets forth unaudited results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, as a percentage of net sales in each of these periods. This data has been derived from unaudited consolidated financial statements.

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2002	2001	2002	2001

Product Sales, net	78.0%	83.4%	79.6%	83.9%

Service Sales	22.0%	16.6%	20.4%	16.1%

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Product Sales	22.8%	23.7%	24.4%	24.0%

Cost of Service Sales	12.2%	7.7%	10.8%	8.4%

Total Cost of Sales	35.0%	31.4%	35.2%	32.4%

Gross Profit	65.0%	68.6%	64.8%	67.6%

Operating Expenses:
Research and Development	10.6%	9.4%	10.7%	8.8%

Marketing and Selling	33.3%	33.9%	35.1%	35.0%

General and Administrative	6.1%	5.4%	6.5%	5.5%

Total Operating Expenses	50.0%	48.7%	52.3%	49.3%

Income from Operations	15.0%	19.9%	12.5%	18.3%

Investment Income and Other, net	1.0%	2.7%	1.0%	2.6%

Income Before Income Taxes	16.0%	22.6%	13.5%	20.9%

Income Tax Expense	6.1%	8.5%	5.1%	7.8%

Net Income	9.9%	14.1%	8.4%	13.1%

SPECTRALINK CORPORATION AND SUBSIDIARY
Three and Nine Months Ended September 30, 2002 and 2001

Product Sales, net. SpectraLink derives its product revenue principally from the sale of wireless, on-premises telephone systems. Product sales for the three months ended September 30, 2002, decreased by 5.7% to $11,958,000 from $12,678,000 for the same period last year. Product sales for the nine months ended September 30, 2002, decreased by 8.1% to $35,349,000 from $38,455,000 for the same period last year. The decrease in sales was mainly due to SpectraLink’s decreasing orders from customers as a result of the weak economy and a decline in indirect sales.

Service Sales. SpectraLink derives its service revenue principally from the installation and service of wireless, on-premises telephone systems. Service sales for the three months ended September 30, 2002, increased by 32.7% to $3,359,000 from $2,531,000 for the same period last year. Service sales for the nine months ended September 30, 2002, increased by 22.9% to $9,066,000 from $7,379,000 for the same period last year. Service sales increased for the three months and nine months ended September 30, 2002 primarily due to additional installations, training, and increased revenue from maintenance contracts.

The following table details the sales to different customer types as a percentage of total net sales:

	Customer Mix Table
	(As a Percentage of Net Sales)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2002	2001	2002	2001

Customer Type:

Indirect Sales	45.9%	52.5%	46.3%	56.7%

Direct Sales	32.1%	30.9%	33.3%	27.2%

Service Sales	22.0%	16.6%	20.4%	16.1%

Total Net Sales	100.0%	100.0%	100.0%	100.0%

The following table summarizes sales to major customers:

	Sales to Major Customers
	(As a Percentage of Net Sales)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2002	2001	2002	2001

Customer Name:

Customer A:	6.8%	9.7%	8.9%	12.4%

Customer B:	11.4%	9.4%	9.2%	7.2%

As of September 30, 2002, SpectraLink’s net trade accounts receivable consisted of one customer that comprised approximately 11% of net trade accounts receivable and as of December 31, 2001, Spectralink had a different customer that comprised approximately 13% of net trade accounts receivable.

Gross Profit. SpectraLink’s cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit decreased by 4.6% to $9,951,000 for the three months ended September 30, 2002, from $10,430,000 for the same period last year. Gross profit decreased by 7.0% to $28,799,000 for the nine months ended September 30, 2002, from $30,974,000 for the same period last year. For the three months and nine months ended September 30, 2002, gross profit margin (gross profit as a percentage of net sales) decreased to 65.0% from 68.6% and to 64.8% from 67.6%, respectively. The decrease in gross profit margin as a percentage of net sales was mainly due to an increase in service sales as a percentage of total sales, a change in SpectraLink’s product mix, and a decrease in product sales due to the weak economy.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of SpectraLink’s systems. Research and development expenses increased by 13.6% to $1,622,000 for the three months ended September 30, 2002, from $1,428,000 for the same period last year, representing 10.6% and 9.4%, respectively, of net sales. Research and development expenses increased by 18.2% to $4,764,000 for the nine months ended September 30, 2002, from $4,030,000 for the same period last year, representing 10.7% and 8.8%, respectively, of net sales. SPECTRALINK EXPECTS THAT RESEARCH AND DEVELOPMENT EXPENSES WILL BE APPROXIMATELY 10% to 11% OF REVENUE FOR FISCAL 2002. In both periods, SpectraLink incurred research and development costs for new product development, improvements to existing products, and manufacturing process improvements. The increase in research and development, in dollars spent and as a percentage of net sales, was due to an increase in headcount, which resulted from hiring additional research and development personnel, as well as costs associated with developing new products and performance enhancements to existing products.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, sales meetings, and market research. Sales and marketing expenses decreased by 1.0% to $5,098,000 for the three months ended September 30, 2002, from $5,151,000 for the same period last year, representing 33.3% and 33.9%, respectively, of net sales. Sales and marketing expenses decreased by 2.8% to $15,586,000 for the nine months ended September 30, 2002, from $16,032,000 for the same period last year, representing 35.1% and 35.0%, respectively, of net sales. The decrease in dollars spent was primarily due to a decrease in expenses relating to commissions and sales meetings resulting from a decline in net sales. Marketing and selling costs as a percentage of net sales remained relatively consistent for the three months and nine months ended September 30, 2002, with the same period last year.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 11.4% to $917,000 for the three months ended September 30, 2002, from $823,000 for the same period last year, representing 6.1% and 5.4%, respectively, of net sales. General and administrative expenses increased by 13.9% to $2,874,000 for the nine months ended September 30, 2002, from $2,523,000 for the same period last year, representing 6.5% and 5.5%, respectively, of net sales. The increase in dollars spent was primarily a result of increasing SpectraLink’s infrastructure to support future growth for domestic and international business matters as well as increased legal, insurance, bad debt expense, and other corporate costs. The increase in general and administrative costs as a percentage of net sales was primarily a result of a decline in net sales.

Investment Income and Other (Net). Investment income is the result of SpectraLink’s investments in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other decreased by 64.6% to $143,000 for the three months ended September 30, 2002, from $404,000 for the same period last year, representing 1.0% and 2.7%, respectively, of net sales. Investment income and other decreased by 63.6% to $438,000 for the nine months ended September 30, 2002, from $1,204,000 for the same period last year, representing 1.0% and 2.6%, respectively, of net sales. The decrease in investment income and other was primarily due to a decrease in interest rates in 2002.

Income Tax. SpectraLink’s income tax expense was $934,000 for the three months ended September 30, 2002, compared to $1,287,000 for the same period last year, and $2,285,000 for the nine months ended September 30, 2002, compared to $3,597,000 for the same period last year. SpectraLink’s effective tax rate was 38% for the three months and nine months ended September 30, 2002 and 37.5% for the three months and nine months ended September 30, 2001. The decrease was primarily related to decreased sales and income from the operations of SpectraLink.

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

Liquidity and Capital Resources

     Since its inception, SpectraLink has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of September 30, 2002, SpectraLink had $42,168,000 of cash and cash equivalents. SPECTRALINK INTENDS TO CONTINUE TO USE SOME OF ITS CASH PROVIDED BY OPERATIONS TO PURCHASE TREASURY STOCK IN ACCORDANCE WITH ITS STOCK REPURCHASE PROGRAM.

     For the nine months ended September 30, 2002, SpectraLink generated cash from operations of $9,987,000, which was a direct result of net income of $3,728,000 and decreases in income taxes receivable due to increased income tax expense, decreases in accounts receivable due to increased cash collections, and increased deferred revenue due to an increase in deferred product and service revenue. Investing activities generated cash of $327,000 from the maturity of investments in marketable securities decreased by purchases of property and equipment of $673,000. SpectraLink used $5,388,000 of cash in financing activities during the nine months ended September 30, 2002, which was a direct result of purchases of 771,300 shares of its outstanding common stock (now classified as treasury stock) at a cost of $6,619,000. The use of cash to repurchase common stock was offset by proceeds of $1,231,000 received from stock option exercises and shares issued from the employee stock purchase plan.

     As of September 30, 2002, SpectraLink had working capital of $53,931,000 compared to $55,297,000 at December 31, 2001. The decrease in working capital occurred primarily due to a decrease in income taxes receivable and accounts receivables and an increase in deferred revenue. As of September 30, 2002, SpectraLink’s current ratio (ratio of current assets to current liabilities) was 6.4:1, compared with a current ratio of 7.5:1 as of December 31, 2001.

     SPECTRALINK BELIEVES THAT ITS CURRENT CASH, CASH EQUIVALENTS, AND CASH GENERATED FROM OPERATIONS WILL BE SUFFICIENT, BASED ON SPECTRALINK’S PRESENTLY ANTICIPATED NEEDS TO FUND NECESSARY CAPITAL EXPENDITURES, TO PROVIDE ADEQUATE WORKING CAPITAL, AND TO FINANCE SPECTRALINK’S EXPANSION FOR THE FORESEEABLE FUTURE. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE TO SPECTRALINK ON ACCEPTABLE TERMS, OR AT ALL, WHEN REQUIRED BY SPECTRALINK. IF EQUITY SECURITIES ARE ISSUED TO RAISE ADDITIONAL FUNDS, DILUTION TO THE EXISTING STOCKHOLDERS WILL RESULT.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of SpectraLink due to adverse changes in financial and commodity market prices and rates. SpectraLink is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of September 30, 2002, SpectraLink has not used derivative instruments or engaged in hedging activities.

FORWARD-LOOKING STATEMENT FACTORS

     Certain statements in this Form 10-Q, as well as statements made by SpectraLink in periodic press releases, oral statements made by SpectraLink’s officials to analysts and stockholders in the course of presentations about SpectraLink, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of SpectraLink to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things,

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

•	If SpectraLink is unable to fulfill quarter end customer orders, then SpectraLink could lose revenue and customers. The volume of customer orders for SpectraLink’s products typically increases significantly at the end of each quarter. SpectraLink faces significant challenges in meeting this demand. It is difficult to ensure that SpectraLink has the resources available to meet any such increase in order volume since it is very difficult to predict what the level of demand will be. SpectraLink may not have the personnel and/or systems necessary to fulfill the large order volume or the ability to upgrade and develop its systems and infrastructure to meet an increased order volume. If SpectraLink is unable to meet demand from its customer for its products in a cost effective manner, then SpectraLink might lose revenue and customers or incur increased operating costs, either of which would harm SpectraLink’s business.

•	The continuing economic slowdown, particularly in information technology spending, will adversely impact SpectraLink’s business. SpectraLink’s business has been adversely impacted by the general economic slowdown in the United States and worldwide, particularly the decline in information technology spending. Consumers of information technology continue to defer, and in some cases cancel, their purchase decisions. SpectraLink’s operating results have been adversely affected as a result. SpectraLink expects the economic slowdown to continue to adversely impact its business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices, and reduced revenues.

•	The ability of SpectraLink and its current and new distributors and resellers to develop and execute effective marketing and sales strategies. SpectraLink offers its products directly and indirectly through a variety of third-party business partners, including distributors and resellers. Changes in the financial or business condition of these distributors and resellers, in addition to the ability to develop and execute effective marketing and sales strategies, could subject SpectraLink to losses and affect its ability to bring its products to market. For instance, SpectraLink experienced a decrease in sales by distributors during the second quarter of 2002 when those distributors downsized their businesses in reaction to the economic slowdown and, as a result, had fewer sales representatives marketing SpectraLink products.

•	The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as SpectraLink anticipates. If this growth does not occur as planned, SpectraLink’s future results of operations would be materially and adversely affected.

•	A lower than anticipated rate of acceptance of domestic and international markets using the 802.11 standard. SpectraLink’s NetLink Wireless Telephones are compatible with the IEEE 802.11 standard for use on 802.11 compliant wireless LANs. Consequently, demand for NetLink Wireless Telephones depends upon the acceptance of markets utilizing 802.11 compliant networks. This depends in part upon the initial adoption of the 802.11 standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11 compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by concerns about the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our products until wireless systems are developed which provide for greater security. Further, our product may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11 compliant networks do not grow as SpectraLink anticipates, SpectraLink’s growth would be impeded and it would not be able to factor the related revenues into its growth in the future.

•	The risk of business interruption arising from SpectraLink’s dependence on its manufacturing facility located in Boulder, Colorado and the business relationship SpectraLink has with Offshore Group to use a facility in Empalme, Sonora, Mexico which provides assembly services. SpectraLink is highly dependent on its Boulder, Colorado manufacturing facility, which is home to the majority of SpectraLink’s manufacturing operations. SpectraLink is also highly dependent upon its business relationship with Offshore Group to provide management services and a facility located in Empalme, Sonora, Mexico which assembles SpectraLink’s products. Any event that may disrupt or indefinitely discontinue either of the facilities’ capacity to manufacture, assemble and repair SpectraLink’s products could greatly impair SpectraLink’s ability to generate revenues, fulfill orders and attain financial goals. For instance, SpectraLink may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

•	SpectraLink faces increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for SpectraLink’s systems include product functionality and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, distribution channels, and the effectiveness of marketing and sales efforts. Most of SpectraLink’s competitors have significantly greater financial, technical, research and development, and marketing resources than SpectraLink. As a result, SpectraLink’s competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than SpectraLink. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems, such as Alcatel or NEC America, all of which manufacture and sell PBX or key/hybrid systems. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Symbol Technologies, which provides 802.11 wireless infrastructure and application devices, such as bar code scanners, as well as wireless telephones. Because SpectraLink focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that SpectraLink will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with a SpectraLink Wireless Telephone System. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full functionality provided by a SpectraLink Wireless Telephone System.

•	SpectraLink’s ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, SpectraLink must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size, and maintain cost-effectiveness. SpectraLink’s success is also dependent on its ability to develop new products for existing and emerging wireless communications markets and to introduce such products in a timely manner. Due to the competitive nature of SpectraLink’s business, any delay in the commercial availability of new products could materially and adversely affect SpectraLink’s business, reputation, and operating results. In addition, if SpectraLink is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis, SpectraLink’s future operating results would be materially and adversely affected.

•	The ability of SpectraLink to develop and introduce new products and transition existing products. SpectraLink’s development efforts may not lead to the successful introduction of new or improved products. SpectraLink may encounter delays in deploying new or improved products. For instance, SpectraLink’s new products may not properly function with its customers’ existing telephone systems or SpectraLink’s new products may contain defects or bugs. These incompatibilities, defects or bugs may not be detected until SpectraLink’s customers begin to install the products. SpectraLink may need to modify the design of its new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures by SpectraLink as it seeks to remedy the problems, delays in the purchase of the products or cancelled orders. SpectraLink may also encounter delays in the manufacturing and production of the new products. Additionally, the new products may not be commercially successful. Demand for existing products may decrease upon the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products until the new or improved versions of those products are available. If customer orders decrease or are delayed during the product transition, SpectraLink may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on SpectraLink’s business, operating results or financial condition.

•	SpectraLink’s reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process. SpectraLink relies on sole or limited sources of supply for many components and equipment used in its manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment could interrupt SpectraLink’s manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent SpectraLink from decreasing its reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and the financial performance of SpectraLink.

•	SpectraLink’s ability to manage potential expansion of operations in the U.S. and internationally. SpectraLink intends to expand its existing domestic and international operations and to enter new markets. This expansion will require significant management attention and financial resources. SpectraLink currently has limited experience in marketing and distributing its products internationally and in developing versions of products that comply with local standards. SpectraLink may also not be able to maintain or increase international market demand for its products. International operations are subject to other inherent risks, including foreign government regulation of technology or unexpected changes in regulatory and customs requirements, difficulty and delays in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights, foreign currency exchange rate fluctuations, and taxation consequences.

•	SpectraLink’s ability to attract and retain personnel, including key technical and management personnel. Much of the future success of SpectraLink depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that SpectraLink will be able to successfully retain and attract the key personnel it needs. Many of SpectraLink’s key personnel receive a total compensation package that includes stock options and other equity awards. New regulations, volatility in the stock market and other factors could diminish the value of SpectraLink’s equity awards, putting SpectraLink at a competitive disadvantage or forcing SpectraLink to use more cash compensation.

•	The historic volatility of SpectraLink’s stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of SpectraLink’s common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12 month period ended September 30, 2002, the trading close price of SpectraLink’s common stock has ranged from a high of $18.20 per share to a low of $5.10 per share. Many factors could cause the market price of SpectraLink’s common stock to fluctuate, including:

•	variations in SpectraLink’s actual or anticipated quarterly or annual results;
•	market conditions in SpectraLink’s industry, the industries of SpectraLink’s customers and the economy as a whole;

•	announcements of technological innovations by SpectraLink or by its competitors;
•	introduction of new products or product enhancements or new pricing policies by SpectraLink or by its competitors;
•	acquisitions or strategic alliances by SpectraLink or by its competitors;
•	recruitment or departure of key personnel;
•	the gain or loss of significant orders;
•	changes in the market valuations of other telecommunications companies;
•	the amount of liquid financial resources available to us;
•	the gain or loss of significant customers; and
•	changes in the estimates of SpectraLink’s operating performance or changes in recommendations by securities analysts.

In addition, the stock market in general, and the market for technology-related stocks in particular, has experienced a decline since 2000, and could decline further, which could cause the market price of SpectraLink’s common stock to fall for reasons not necessarily related to SpectraLink’s business, results of operations or financial condition. The market price of SpectraLink’s stock also might decline in reaction to events that affect other companies in SpectraLink’s industry even if these events do not directly affect SpectraLink. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and SpectraLink has recently been sued in several purported securities class action lawsuits. Further, certain of SpectraLink’s management and directors have also been sued in purported shareholder derivative actions. Although SpectraLink believes that the lawsuits lack merit, due to inherent uncertainties in litigation, SpectraLink cannot accurately predict the outcome of this litigation. An adverse determination could have a significant effect upon SpectraLink’s business and materially affect the price of its stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will require SpectraLink to incur expenses and divert management’s attention and resources from other matters, which could also adversely affect SpectraLink’s business and the price of its stock.

•	SpectraLink’s reliance on a limited number of significant customers. A portion of SpectraLink’s revenue has been derived from a limited number of customers. Sales to one customer represented approximately 11.4% of SpectraLink’s revenue during the three months ended September 30, 2002. Further, sales to one customer represented approximately 12% of SpectraLink’s revenue during each of 2001 and 2000. SpectraLink also has experienced quarter-to-quarter variability in sales to each of its major customers and expects this pattern to continue in the future.

•	Changes in rules and regulations of the FCC. The wireless communications industry, regulated by the Federal Communications Commission (FCC), is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact SpectraLink’s operations.

•	SpectraLink’s ability to protect its intellectual property rights. SpectraLink’s future success depends, in part, upon its proprietary technology. SpectraLink relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect its proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. There can be no assurance that SpectraLink’s pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. If challenged, SpectraLink’s patents might not be upheld or their claims could be narrowed. If SpectraLink fails to protect its proprietary rights adequately, SpectraLink’s competitors might gain access to SpectraLink’s technology. As a result, SpectraLink’s competitors might offer similar products and SpectraLink might not be able to compete successfully in its market. Moreover, despite SpectraLink’s efforts to protect its proprietary rights, unauthorized parties may copy aspects of SpectraLink’s products and obtain and use information that SpectraLink regards as proprietary. Also, SpectraLink’s competitors may independently develop similar, but not infringing, technology, duplicate SpectraLink’s products, or design around SpectraLink’s patents or its other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with SpectraLink, and SpectraLink may not be able to enforce its rights in the event of these breaches. Furthermore, SpectraLink expects that it will increase its international operations in the future, and the laws of many foreign countries do not protect SpectraLink’s intellectual property rights to the same extent as the laws of the United States. SpectraLink may be required to spend significant resources to monitor and protect its intellectual property rights. Any litigation surrounding SpectraLink’s rights could force SpectraLink to divert important financial and other resources from its business operations.

•	The assertion of intellectual property infringement claims against SpectraLink. SpectraLink’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. SpectraLink cannot be certain that its products do not and will not infringe upon issued patents, patents to be issued in the future, or other intellectual property rights of others. SpectraLink may in the future be notified that it is infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against SpectraLink or unresolved notices that SpectraLink is infringing upon intellectual property rights of others, there can be no assurance that infringement claims will not occur in the future. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to SpectraLink. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce SpectraLink’s intellectual property rights, or to protect SpectraLink’s trade secrets. SpectraLink may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources. If it were determined that SpectraLink’s products infringe upon the intellectual property rights of others, SpectraLink would need to obtain licenses from these parties or reengineer its products in order to avoid infringement. SpectraLink might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer its products successfully. Moreover, if SpectraLink is sued for infringement and loses the suit, it could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause SpectraLink to incur significant costs and prevent it from selling its products.

•	SpectraLink’s reliance on its 802.11 technology partners to continue to provide the wireless local area network for SpectraLink’s NetLink product, and to provide access points which support SpectraLink Voice Priority.

•	The certification and approval process for SpectraLink’s NetLink product for use in countries that support the 802.11 standard.

•	Potential fluctuations in SpectraLink’s future operating results. SpectraLink has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside SpectraLink’s control. These factors include:

•	fluctuating market demand for, and declines in the average selling prices of, SpectraLink’s products;
•	the timing of and delay of significant orders from customers; and
•	seasonality in demand within SpectraLink’s various sectors.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. SpectraLink’s chief executive officer and chief financial officer, based on their evaluation of SpectraLink’s disclosure controls and procedures within 90 days before the filing date of this report, concluded that SpectraLink’s disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls.   There were no significant changes in SpectraLink’s internal controls or, to SpectraLink’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II	Other Information
Item 1	Legal Proceedings

     SpectraLink and certain of its officers and directors have been named as defendants in four lawsuits filed between February 7, 2002, and February 21, 2002, three of which have been filed in the United States District Court for the District of Colorado and one of which has been filed in the Colorado District Court for the City and County of Denver. The cases are designated as follows: Wilmer Kerns, Individually And On Behalf of All Others Similarly Situated, Plaintiff, vs. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0263) (the “Kerns Action”); Danilo Martin Molieri, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0315) (the “Molieri Action”); Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendant(s), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345) (the “Federal Derivative Action”); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation, Plaintiff, v. Carl D. Carman, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case No. 02CV1687) (the “State Derivative Action”). In the Kerns and Molieri Actions, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001, and January 11, 2002. The plaintiffs in the Federal and State Derivative Actions purport to bring their claims derivatively on behalf of SpectraLink.

     These cases arise out of a press release issued by SpectraLink on January 14, 2002, announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. The Kerns and Molieri Actions contain essentially identical claims alleging that SpectraLink and certain of its officers and directors violated the United States securities laws, specifically Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, and cite to certain insider sales of SpectraLink stock prior to the January 14, 2002, press release. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be held liable.

     At the request of the plaintiffs in the Kerns and Molieri cases, the Court consolidated those two actions, and appointed Landon Hendricks and Derek P. Poh as lead plaintiffs. The plaintiffs in the consolidated action filed a consolidated amended complaint on September 18, 2002. SpectraLink intends to move to dismiss the consolidated amended complaint on or before November 1, 2002.

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

     SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend both itself and its officers and directors, with whom SpectraLink shares common interests and defenses. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and/or their lawyers, which could have a material adverse effect on SpectraLink’s business, financial condition, and results of operations. In addition, the litigation could result in substantial costs and divert management’s attention and resources. In the particular case of the Federal and State Derivative Actions, a finding of liability on the part of all or some of the defendant officers and directors could ultimately result in the interests of SpectraLink becoming adverse to those officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are ultimately not successful in the prosecution of their claims against SpectraLink and/or its officers and directors.

         SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

         Item 6    Exhibits and Reports on Form 8-K

(a) Exhibits
No exhibits are filed with this Report. Exhibits filed with SpectraLink’s 2001 Form 10-K constitute those currently required to be on file. The reader should refer to the 2001 Form 10-K under Part III, Item 14, for a list of those exhibits.

(b) Reports on Form 8-K
SpectraLink filed four Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002. The first filing, dated July 17, 2002, reported information under Item 9 “Regulation FD Disclosure” concerning its update of calendar year 2002 revenue and earnings projections. The second filing, dated July 26, 2002, reported information under Item 5 “Other Events” concerning the structured stock sales plans under Rule 10b5-1 (c) of the Securities Exchange Act of 1934, for Bruce Holland, President and Chief Executive Officer of SpectraLink Corporation, having been terminated. The third filing, dated July 30, 2002, under Item 4 “Changes in Registrant’s Certifying Accountant” reported SpectraLink Corporation’s termination of its relationship with Arthur Andersen LLP and its independent public accountants, and engaged the services of KPMG LLP as the new independent accountants for SpectraLink and its subsidiary, SpectraLink International Corporation, for fiscal year ending December 31, 2002. The fourth filing, dated August 13, 2002, under Item 9 “Regulation FD Disclosure” reported that SpectraLink Corporation provided the Securities and Exchange Commission the certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SPECTRALINK CORPORATION
SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

Date: November 13, 2002	By: /s/ Nancy K. Hamilton
Nancy K. Hamilton, Principal Financial and Accounting Officer and on behalf of the Registrant

CERTIFICATIONS

I, Bruce M. Holland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SpectraLink Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of SpectraLink Corporation as of, and for, the periods presented in this quarterly report;

4.	SpectraLink Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for SpectraLink Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to SpectraLink Corporation, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of SpectraLink Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	SpectraLink Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to SpectraLink Corporation’s auditors and the audit committee of SpectraLink Corporation’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect SpectraLink Corporation’s ability to record, process, summarize and report financial data and have identified for SpectraLink Corporation’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in SpectraLink Corporation’s internal controls; and

6.	SpectraLink Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/    BRUCE M. HOLLAND
By:   President and Chief Executive Officer

I, Nancy K. Hamilton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SpectraLink Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of SpectraLink Corporation as of, and for, the periods presented in this quarterly report;

4.	SpectraLink Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for SpectraLink Corporation and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to SpectraLink Corporation, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of SpectraLink Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	SpectraLink Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to SpectraLink Corporation’s auditors and the audit committee of SpectraLink Corporation’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect SpectraLink Corporation’s ability to record, process, summarize and report financial data and have identified for SpectraLink Corporation’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in SpectraLink Corporation’s internal controls; and

6.	SpectraLink Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/   NANCY K. HAMILTON
By:   Vice President of Finance and Administration, and Chief Financial Officer