Form 10-K
period 2002-12-31
SPECTRALINK CORP
filed 2003-03-28
CIK 894268

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-28180

SPECTRALINK CORPORATION

(Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1141188 (I.R.S. Employer Identification Number)

5755 Central Avenue
Boulder, Colorado 80301
(303) 440-5330
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2002: $116,072,686.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,580,056 shares of common stock, $.01 par value, were outstanding as of February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the issuer’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer’s fiscal year.

Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-K, as well as statements made by SpectraLink in periodic press releases, oral statements made by SpectraLink’s officials to analysts and stockholders in the course of presentations about SpectraLink, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as believes, anticipates, expects, intends, could, might, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These projections and forward-looking statements are based on assumptions, which are believed reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Accordingly, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements some of the important factors that could cause actual results to differ from any of these projections or other forward-looking statements are detailed below, and in other reports filed by SpectraLink under the Securities Exchange Act of 1934. Certain risks and uncertainties relating to forward-looking statements are set forth below in Item 7A under the caption “Forward-Looking Statement Factors”. SpectraLink undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

PART I

Item 1. Business.

Overview

     SpectraLink Corporation (“SpectraLink” or the “Company”) incorporated in Colorado in April 1990, and reincorporated in Delaware in March 1996. Effective December 23, 1999, SpectraLink incorporated SpectraLink International Corporation in Delaware as a wholly owned subsidiary of SpectraLink. SpectraLink designs, manufactures and sells workplace wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink Wireless Telephone Systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. The Wireless Telephone System uses a micro-cellular design and interfaces directly with a telephone system, such as a PBX, Centrex, or key/hybrid system. The system enables users to move throughout a facility and make and receive calls on SpectraLink Wireless Telephones. Because all calls are routed through the corporate phone system, there are no airtime charges incurred.

     SpectraLink’s product portfolio consists of two product categories differentiated by the wireless technology implemented: The Link Wireless Telephone System™ (Link WTS) and NetLink Wireless Telephones. Link WTS uses a proprietary radio infrastructure in the 902-928 MHz radio band, and targets organizations that only require a wireless voice solution for their on-premises mobile workforce. The NetLink products operate over IEEE 802.11-compliant wireless local area networks (LANs) in the 2400-2483 MHz frequency band using Internet Protocol (IP) technology. NetLink products target organizations that want both a wireless voice and wireless data solution on a single network.

Market Background

     A growing number of business environments require some employees to have a high degree of mobility yet remain readily accessible by telephone to customers or co-workers. Retailers seek competitive advantage by quickly responding to customers’ requests for information and service from employees dispersed throughout the store. Healthcare workers in clinical settings benefit from real-time communications with mobile healthcare professionals to deliver quality healthcare efficiently. Manufacturers and distributors seek more efficient operations by enabling workers in the factory or distribution center to solve problems or answer questions more rapidly. Service organizations seek shorter customer hold or response time by allowing immediate communications with the person who can solve a problem or answer a question. Management information systems, maintenance and other corporate office support personnel are more productive if they remain mobile in the workplace without losing communications contact with other office workers who need their services. Teachers and school administrators provide students a safer and more effective learning environment with telephone access throughout the campus.

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

     Alternatives to paging include the use of two-way radios, cordless phones and traditional cellular phones, all of which have various shortcomings. Two-way radios do not provide an adequate link to the wireline telephone system. Cordless phones are typically single-cell systems and have a limited calling range. Only a limited number of cordless phones can be deployed in a given area without interfering with each other. Traditional cellular phones often provide inconsistent indoor reception, and unless specifically designed for on-premises use, cannot be directly interfaced with a company’s PBX system. Therefore, traditional cellular phones cannot offer the wireless telephone system’s functionality. In addition, monthly usage fees and airtime charges make cellular phones prohibitively expensive in many applications.

     Products dedicated to unlicensed, on-premises voice applications first appeared in the 1990s in the 902-928 MHz band in North America. These adjunct products attach directly to business telephone systems and provide wireless phone extensions for use on the premises. Because these systems are unlicensed, they can be installed or relocated without prior approval from the Federal Communications Commission (FCC). The 902-928 MHz band in North America is set aside for unlicensed products which employ either narrow-band or spread spectrum technology. Because narrow-band technology systems in the 902-928 MHz band must operate at lower power levels than spread spectrum systems, they generally have inferior range and are more susceptible to interference. Multi-cellular wireless business phone systems that provide hand-off and systems that restrict wireless phones to a single base station are available in the 902-928 MHz band. In 1994, the FCC allocated additional spectrum in the 1920-1930 MHz band for unlicensed on-premises wireless voice applications. The products that use this spectrum are commonly referred to as unlicensed personal communications systems (U-PCS).

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

     In 1997, the Institute of Electrical and Electronics Engineers (IEEE) approved its 802.11 standard for wireless local area network operating in the 2400-2483 MHz band. The 802.11 standard specifies the radio interface between a wireless client and a base station or access point, as well as among wireless handsets (commonly referred to as a “client”). The standard allows devices to share a single wireless LAN infrastructure, including both voice and data devices, thus enabling organizations to provide mobile employees access to both data and voice applications over a single network.

SpectraLink Products

     The Link Wireless Telephone System™ (Link WTS) operates in the 902-928 MHz band and uses a micro-cellular design consisting of three components: a Master Control Unit (MCU), Base Stations and Wireless Telephones. The MCU is installed near the PBX or key/hybrid system, or at the Centrex demarcation location. It can either interface directly with the analog ports of the host telephone switching system, or it can connect via a digital interface to certain PBX and key/hybrid systems.

     The MCU also connects to small radio transceivers called Base Stations via twisted-pair telephone wiring. The Base Stations provide the link to a six-ounce wireless telephone with an alphanumeric display. The Wireless Telephone provides up to four hours of talk time or up to eighty hours of standby time between battery recharges.

     Each Base Station supports multiple users and covers a transmission area in excess of 50,000 square feet depending on transmission obstructions present in the building. A call is handed off from one Base Station to another as a user moves throughout the coverage area. High-density Base Stations are available to support applications that require a large number of users within an area such as trading floors, support centers, and emergency response centers. SpectraLink designed the Link WTS to provide seamless coverage, enabling real-time hand-off of an active telephone call as the user moves about.

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

     The NetLink Wireless Telephones share the same physical design as the Link Wireless Telephones but utilize wireless LAN client and voice over IP (VoIP) technologies. NetLink Wireless Telephones support either frequency hopping or direct sequence implementations of the 802.11 standard. The direct sequence version is compatible with the 802.11b (Wi-Fi) standard. NetLink Wireless Telephones will support the H.323 VoIP standard and proprietary VoIP protocols from Avaya and Cisco Systems. Support for additional proprietary VoIP protocols will be under development in the future, allowing

NetLink Wireless Telephones to operate with IP telephony platforms from additional manufacturers.

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

     The NetLink SVP Server is a dedicated network appliance used in conjunction with SpectraLink Voice Priority (SVP) in the wireless LAN access points. SVP is a voice prioritization mechanism developed by SpectraLink that improves voice quality on wireless LANs by reducing packet-queuing delays. A number of wireless LAN access point providers have implemented SVP technology, including: Alvarion Ltd., Avaya Inc. (formerly a division of Lucent Technologies), Cisco Systems, Enterasys Networks, Intermec Technologies, Proxim Inc., and Symbol Technologies. SpectraLink anticipates that a standard wireless LAN prioritization scheme may be ratified by the 802.11 standards committee in 2003. The 802.11 Task Group “E”, in which SpectraLink participates, is working on quality of service (QoS) enhancements to the existing standard which will allow NetLink Wireless Telephones to operate without the NetLink SVP Server and SVP implemented in the access points.

Technology

     SpectraLink devotes significant planning and resources to development and use of advanced technology. This focus on technology is necessary to meet the requirements for delivery of portability, indoor radio and system performance, high reliability, low cost and manufacturability. All of SpectraLink’s key technologies are incorporated into its Link WTS and/or NetLink products, including:

     Spread Spectrum Technology. Spread spectrum is a radio frequency transmission technique in which the transmitted information is spread over a relatively wide bandwidth. The use of spread spectrum technology makes radio signals more immune to interference, reduces the possibility of interference with others, provides privacy against eavesdropping, and improves the quality of voice transmission. While there are many advantages to the spread spectrum technique, it is more complex to implement than the more commonly used narrow-band modulation techniques. The Link Wireless Telephone System uses a form of spread spectrum transmission called frequency hopping, a technique that combines an information signal with a radio carrier whose frequency assignment changes rapidly in a pseudo-random manner at the transmitter. The signal resulting from frequency hopping is decoded at the receiving end using the same pseudo-random frequency pattern. The NetLink Wireless Telephones use either frequency hopping or direct sequence spread spectrum technology. Direct sequence spread spectrum uses a technique whereby a signal is spread over the available band by mixing the signal data with a much higher data-rate pseudo-random data stream. As with frequency hopping spread spectrum, the resulting signal is decoded at the receiving end. The spread spectrum technologies implemented in the NetLink Wireless Telephones conform with the IEEE 802.11 (frequency hopping) and 802.11b (direct sequence) global standards.

     Radio Technology. SpectraLink has designed radio transceivers and digital circuits to implement the complex spread spectrum technique at an economical cost and in a small form factor. SpectraLink’s radio transceiver and digital circuit architectures also minimize power consumption and enhance manufacturability and reliability.

     ASIC Design. SpectraLink’s expertise in digital application specific integrated circuit (ASIC) technology allows its systems to be miniaturized, power-efficient and cost effective. SpectraLink’s Wireless Telephone, Base Station, MCU, and Telephony Gateway designs use ASICs. SpectraLink expects to develop additional ASICs and to incorporate these devices into future systems.

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

     Digital Integration. When a SpectraLink system connects to the phone system using analog ports, the Wireless Telephone will provide many calling features of a desk phone, including transfer, conference calling and hold. When the system digitally interfaces to the phone system, the Wireless Telephone will also support the advanced features of the host phone system such as calling party identification or calling party name display. Currently, SpectraLink supports digital interfaces to the following manufacturers’ telephone systems: Avaya, Comdial Corporation, Fujitsu Business Communication Systems, Inc., Inter-Tel, Inc., Mitel Corporation, NEC America, Inc., Nortel Networks Corporation, Siemens AG and Toshiba America Information Systems, Inc.

     Application Interface. The SpectraLink Open Application Interface (OAI) enables SpectraLink Wireless Telephones to be used in conjunction with text messaging applications. The OAI allows third-party applications to write to the Wireless Telephone’s alphanumeric display, set up calls, and receive user input from the keypad. SpectraLink developed applications for interfacing with email, in-house paging systems, nurse-call systems, and industrial alarm and control systems.

Sales, Marketing and Customer Support

Sales and Marketing

     SpectraLink sells and supports its systems through direct, distributor and dealer sales forces. This strategy is intended to reduce SpectraLink’s dependence on a single sales channel and to permit broad marketing of SpectraLink systems.

     Sales. As of February 28, 2003, SpectraLink had 115 employees in its sales organization. SpectraLink’s indirect sales sells a majority of its products and services through resellers, distributors and original equipment manufacturers (OEMs). SpectraLink’s direct sales sell its products and services to end-user customers. SpectraLink has North American sales offices in the metropolitan areas of Atlanta, Austin, Boston, Charlotte, Chicago, Cleveland, Dallas, Denver, Detroit, Los Angeles, Minneapolis, Nashville, New York, Philadelphia, Portland, Sacramento, San Diego, San Francisco, St. Louis, Tampa, and Washington, D.C., and international offices in Canada, Australia and the United Kingdom.

     Distributors. SpectraLink distributes its product lines through a number of telecommunications distributors in the United States and Canada. The distributors include Alltel Communications, Inc., Alphanet Solutions, Inc., Anixter, Inc., Avaya, Inc., BellSouth Communication Systems, Dukane Corporation, Expanets, Inc., Executone Information Systems, Inc., Indyme, Inc., Inter-Tel Integrated Systems, LXE, Mitel Telecommunications Systems, Inc., Norstan, Inc., Panasonic Telecommunications Systems Company, Perot Systems, Corporation, Scan Source, Inc., dba Catalyst Telecom, SBC Communications, Inc., Siemens Information and Communications Networks, Inc., Sprint/United Management Company, Syntegra, Tel-e Connect Systems (TCS), Tessco Technologies, Inc., WAV Inc., Westcom Group, Inc., and Verizon Communications. Each of these companies has a non-exclusive distribution relationship with SpectraLink. SpectraLink does not restrict its distributors from selling in the same geographical areas.

     The NetLink products are also sold through international distributors, currently including Anixter Europe Holdings BV, ACAL Nederland bv, Compushack, Comstor UK Limited, Dimension Data, GE Capital IT Solutions, S.L., Itegra AS, Plannet 21, Qkon, OliverCom LLC, and Telindus.

     Dealers. SpectraLink established a dealer network primarily comprised of local phone interconnect companies and two-way radio dealers. SpectraLink dealers have a non-exclusive dealer relationship with SpectraLink. As of February 28, 2003, SpectraLink’s dealer network was comprised of approximately 220 dealers in approximately 325 locations.

     Other Partners. SpectraLink developed an 802.11-compatible voice prioritization mechanism for the NetLink Wireless Telephones that can be implemented in 802.11 access points to improve voice quality by reducing packet-queuing delays. A number of wireless local area network vendors agreed to implement SpectraLink Voice Priority (SVP) technology, including: Agere Systems, Alvarion Ltd., Avaya, Cisco Systems, Enterasys Networks, Intermec Technologies Corp., Proxim Inc., and Symbol Technologies.

     Prior to 2000, SpectraLink sold its Link WTS and NetLink products primarily in the United States, Canada and Mexico. In 2000, SpectraLink began selling its NetLink products in Europe. In 2001, SpectraLink also sold NetLink products in Asia-Pacific. In the future, SpectraLink may consider selling it in other areas of the world that permit 802.11 networks in the 2400-2483 MHz band.

Customer Support and Warranty Coverage

     SpectraLink established a customer support department dedicated to planning, installing and maintaining SpectraLink systems. Customer support personnel are located in Boulder, Colorado; Atlanta, Georgia; Burlington, Vermont; Charlotte, North Carolina; Chicago, Illinois; Los Angeles, California; London, England; and Paris, France. Customer support involvement occurs with customers during early customer contact, the system configuration and installation phases, and the on-going warranty period.

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

Customer Dependence, Geographical and Segment Information

     While SpectraLink has a diverse customer base, it considers its operations to be conducted in one operating segment. SpectraLink derives its revenue principally from the sale, installation, and service of wireless on-premises telephone systems. The following table summarizes the sales to different customer types as a percentage of total net sales:

	Years Ended
	December 31,

Customer Type	2002	2001	2000

Indirect Sales	49%	53%	50%
Direct Sales	31%	30%	35%
Service Sales	20%	17%	15%

Total Net Sales	100%	100%	100%

     SpectraLink’s sales to major customers, which individually comprised more than 10% of total net sales for the years ended December 31, 2002, 2001 and 2000, are summarized in Note 7 in SpectraLink’s accompanying Notes to the Consolidated Financial Statements.

     SpectraLink had revenue from international operations of approximately 1% for the years ending December 31, 2002 and 2001 and, less than 1% for the year ending December 31, 2000.

Backlog

     SpectraLink generally ships its systems promptly upon the receipt of an order. SpectraLink’s backlog of orders is generally less than 30 days at any given time. Some of SpectraLink’s distributors and larger customers place orders for systems in advance of the scheduled delivery date; however, these orders are subject to rescheduling or cancellation. As a result, SpectraLink currently does not consider backlog to be a meaningful indicator of future sales.

Competition

     The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products. The competitive factors affecting the market for SpectraLink’s systems include product functionality and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, and the effectiveness of marketing and sales efforts. Most of SpectraLink’s competitors have significantly greater financial, technical, research and development, and marketing resources than SpectraLink. As a result, SpectraLink’s competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than SpectraLink. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of wireless LANs, such as Symbol Technologies, which provides 802.11 wireless application devices, such as bar code scanners, as well as wireless telephones. Because SpectraLink focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that SpectraLink will be able to compete successfully in the future.

     SpectraLink’s product competition falls into four general categories: multi-user cordless telephone products, unlicensed multi-cell systems, cellular-based systems, and wireless LAN-based systems. Single-user cordless telephones are not considered competing products because of their low user capacity, limited range, and consumer-grade handset design. SpectraLink also does not regard public cellular or PCS services as competitors because of their lack of integration with enterprise telephone systems, inadequate indoor coverage, and usage-based cost structure.

•	Multi-user cordless telephone systems allow multiple handsets to operate in the same area without interference on shared or unique base stations. Some of these systems offer limited hand-off capability to a secondary base station for additional coverage. Available products include the Avaya TransTalk, Siemens Gigaset, and Mobicel Systems DCTS-900.

•	Unlicensed multi-cell systems are products that offer similar capacity and functionality to SpectraLink’s Link WTS. They operate on unlicensed radio spectrum with no airtime charges or licensing requirements. Some of these products are integrated into the host PBX system, allowing the wireless system to share some of the PBX common equipment and administration. Unlicensed multi-cell systems are available in North America from Alcatel, Ascom, NEC America, and Tadiran (formerly ECI Telecom). Similar systems using Digital Enhanced Cordless Telecommunication technology are sold throughout Europe and in several Asian countries. DECT technology is used for both multi-cell business systems and single-cell residential cordless products. DECT systems are available from Alcatel, Ascom, Avaya, Ericsson, Kirk Telecom, Nortel Networks, Philips, Siemens, and several other manufacturers.

•	Cellular-based systems operate on licensed cellular or PCS frequencies, allowing handsets to be used on both the in-building wireless system and the public cellular or PCS network. These systems utilize a network of active or passive antennas installed throughout a building to provide radio coverage for cellular telephone users. Integration with the enterprise telephone system is addressed by forwarding calls to the cellular network through the telephone system or through an adjunct device.

•	Wireless LAN-based telephone systems use voice over IP technology to carry packetized voice information over a standards-based wireless LAN. SpectraLink and Symbol Technologies are the only providers of wireless LAN-based telephone products.

     SpectraLink also considers the existing technologies of overhead and electronic paging, two-way radios and cordless telephones to be competitive with SpectraLink’s products. To the extent such a system is already in use, a potential customer may not be willing or able to make the investment necessary to replace such a system with a SpectraLink Wireless Telephone System. In addition, there may be potential customers who choose one of these other technologies because of cost or their belief that their needs do not require the full functionality provided by a SpectraLink Wireless Telephone System.

Proprietary Rights

     SpectraLink’s future success depends, in part, upon its proprietary technology. SpectraLink relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect its proprietary rights. As part of these confidentiality procedures, SpectraLink enters into confidentiality and non-disclosure agreements with its employees, and limits access to, and distribution of, its proprietary information. SpectraLink has been awarded nine United States patents in the areas of radio frequency and spread spectrum digital communication, and wireless telephony with various expiration dates after 2011. In addition, SpectraLink has one United States patent application pending. There is no assurance that SpectraLink’s pending patent application will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors, or that they will provide meaningful protection against competition. SpectraLink may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against SpectraLink or unresolved notices that SpectraLink is infringing intellectual property rights of others, there is no assurance that litigation or infringement claims will not occur in the future.

Manufacturing

     SpectraLink’s manufacturing operations consist primarily of the fabrication and assembly of components and subassemblies, which are individually tested and integrated into full systems, or shipped as individual items for expansion orders. In order to facilitate initial start-up and manufacturing process improvements, SpectraLink conducts in-house prototype development and has established pilot line capabilities. SpectraLink maintains complete in-house materials procurement, assembly, testing and quality control functions. In August 2001, SpectraLink entered into an agreement with OFFSHORE INTERNATIONAL, INC. (OFFSHORE), as OFFSHORE has an existing contractual relationship with Maquilas Teta Kawi S.A. de C.V., for the furnishing of manufacturing space, labor (primarily for component assembly) and services in Guaymas/Empalme, Sonora, Mexico. SpectraLink utilizes only a minimal number of subcontract manufacturers to assemble its components.

     The principal components of SpectraLink’s systems are unpopulated printed circuit boards, electronic components, including microprocessors and ASICs, and metal or plastic housings, all of which are purchased from outside vendors. Although alternate suppliers are available for most of the components, qualifying replacement suppliers and receiving components could take several months. Many components are available only from sole source suppliers and embody such parties’ proprietary technologies. There is no assurance that any sole source supplier will continue to provide the required components in sufficient quantities with adequate quality and at acceptable prices. SpectraLink would be adversely affected if a redesign of SpectraLink’s subassemblies was necessary to develop alternative suppliers. In certain circumstances, a part will be placed on allocation due to competition for parts commonly used by the telecommunications and computer industries. Consequently, SpectraLink could see a material adverse effect on its operations if demand for product considerably exceeds what is anticipated by SpectraLink. SpectraLink maintains, or requires suppliers to maintain, inventory to allow it to fill customer orders without significant interruption during the period that SpectraLink believes would be required to obtain alternate supplies of many replacement components. However, there is no assurance that SpectraLink will have sufficient inventory supply to meet every possible contingency. Any shortage or discontinuation of, or manufacturing defect in, these components would have a material adverse effect on SpectraLink’s operations.

     In May 1997, SpectraLink moved its manufacturing operation to its new corporate headquarters, a 37,000 square foot leased facility in Boulder, Colorado. SpectraLink leased two additional facilities, an 11,684 square foot facility in March 2001 and a 7,483 square foot facility in September 2001, in Boulder, Colorado. SpectraLink also leased 4,609 square feet in August 2001, in Guaymas/Empalme, Sonora, Mexico. Since SpectraLink relies on these manufacturing facilities, a major catastrophe affecting any of these locations could result in a prolonged interruption of SpectraLink’s business, with adverse impact on SpectraLink.

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

     As of February 28, 2003, SpectraLink employed 51 people in support of its research and development activities. SpectraLink invested in research and development approximately $6,501,000, $5,510,000 and $4,565,000 in 2002, 2001 and 2000, respectively. SpectraLink expects that research and development expenses will be approximately 10% to 11% of net sales for fiscal 2003. The inability of SpectraLink to introduce in a timely manner new products or enhancements to existing products that contribute to sales could have a material adverse effect on SpectraLink’s business and financial condition.

Product Warranties and Service

     SpectraLink provides warranties against defects in materials and workmanship for periods for our products ranging from 90 days to 15 months, but in limited cases up to 18 months. At the time the product is shipped, SpectraLink establishes a provision for estimated expenses of providing service under these warranties based on historical warranty experience. As of December 31, 2002 and 2001, accrued warranty expenses were $274,000 and $278,000, respectively. Product failure rates, materials usage and service delivery costs incurred in correcting a product failure affect SpectraLink’s warranty obligation. Revisions to the estimated warranty liability would be required should actual product failure rates, material usage or service delivery costs differ from SpectraLink’s estimates.

Government Regulation

     The wireless communications industry, which is regulated by the FCC, is subject to changing political, economic and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact SpectraLink’s operations.

     The 902-928 MHz Band. In 1985, the FCC permitted the use of spread spectrum technology under its Part 15 Rules in the 902-928 MHz band. Part 15 Rules refer to the section of the FCC regulations that permit the use of radio-based systems without requiring the user to obtain an operating license from the FCC. For this reason, Part 15 Rules permit devices to be deployed expediently without the inherent delays associated with the traditional radio equipment licensing procedure. A significant industry developed around the Part 15 Rules for commercial products. The FCC has certified all of SpectraLink’s Link Wireless Telephone Systems for unlicensed operation under Part 15 Rules in this band.

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

     The 2400-2483 MHz Band. The FCC permits the use of spread spectrum technology under the Part 15 Rules in the 2400-2483 MHz band. The FCC has certified SpectraLink’s NetLink Wireless Telephones for unlicensed operation under Part 15 Rules in this band.

     In 1997, the IEEE approved an 802.11 specification for a wireless LAN standard operating in the 2400-2483 MHz band. The 802.11 standard specified an “over the air” interface between a wireless client and a base station or access point, as well as among wireless clients. The standard provides interoperability among devices sharing a single wireless LAN infrastructure, including both voice and data devices, thus enabling organizations to provide mobile employees access to both data and voice applications over a single network. Subsequently, a significant industry developed around wireless local area networks in this band. The 802.11 specification is a global standard. Each country that supports the standard also has specific certification processes that must be undergone before a product can operate in that country. SpectraLink is involved in a number of international certification processes.

Employees

     As of February 28, 2003, SpectraLink employed 302 persons, 293 of whom were full-time employees.

Available Information

     SpectraLink makes available free of charge on or through its Internet address located at www.spectralink.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after SpectraLink electronically files that material with, or furnishes it to, the Securities and Exchange Commission.

Item 2. Description of Property.

     SpectraLink’s corporate headquarters and manufacturing, research, and development activities are located in Boulder, Colorado, in one 37,000 square foot leased building at 5755 Central Avenue, 11,684 square feet of manufacturing and office space at 5744 Central Avenue and 7,483 square feet of office space at 5766 Central Avenue. In addition, SpectraLink leases 4,609 square feet of manufacturing space primarily for component assembly in Guaymas/Empalme, Sonora, Mexico. The length of these leases is as follows: (i) the lease for the 5755 Central Avenue facility runs through June 2005, (ii) the lease for 5744 Central Avenue, as amended, runs through June 2005, (iii) the lease for 5766 Central Avenue runs through December 2006, and (iv) the lease for Guaymas/Empalme, Sonora, Mexico runs through August 2003. SpectraLink enters into short-term leases for its domestic and international sales offices. SpectraLink believes that the combination of its existing facilities together with the availability of additional space for lease in Boulder and other real estate markets will be adequate to meet its current and foreseeable facilities needs.

Item 3. Legal Proceedings.

     On January 14, 2002, SpectraLink issued a press release announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. Shortly after the press release, the Company’s stock price declined and the Company and certain of its officers and directors were named as defendants in four lawsuits served between February 20, 2002 and March 20, 2002, three of which were filed in the United States District Court for the District of Colorado and one of which was filed in the Colorado District Court for the City and County of Denver. In each of the lawsuits, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims either on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002, or in the case of two of the lawsuits (one filed in the United States District Court and one in the Colorado District Court), derivatively on behalf of SpectraLink. Two of the lawsuits filed in the United States District contained essentially identical claims alleging that SpectraLink and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, accompanied by insider stock sales made prior to the decline in the price of SpectraLink’s stock after the January 14, 2002 press release. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

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

     The Kerns and Molieri purported class actions were consolidated, and the plaintiffs filed a Consolidated Amended Complaint. In January of 2003, the Court denied a motion to dismiss that amended pleading, and discovery has recently commenced. The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action recently filed an unopposed motion for relief from the stay. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss, which motions are still pending.

     SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend itself and its officers and directors. SpectraLink does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and their lawyers, which could have a material adverse effect on SpectraLink’s business, financial condition and results of operations. In addition, the litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are not successful in their claims against SpectraLink and/or its officers and directors.

     The Company has incurred a loss related to the directors and officers insurance deductible of which the majority of the expense was reflected in 2002. Based on current facts and circumstances, the Company is unable to estimate future losses, if any, it may incur after considering the amounts that will be covered by insurance.

     SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of SpectraLink’s stockholders during the fourth quarter of 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     SpectraLink’s common stock is traded on the Nasdaq stock market under the symbol “SLNK”. The following table sets forth for the quarterly periods indicated, the high and low bid prices for SpectraLink’s common stock as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2002		2001		2000

	High	Low	High	Low	High	Low

First Quarter	$17.10	$8.45	$16.063	$7.156	$32.250	$7.375
Second Quarter	11.60	9.85	13.500	7.400	24.188	11.250
Third Quarter	10.81	5.10	21.490	10.500	17.188	8.250
Fourth Quarter	9.02	4.45	18.750	10.770	15.500	6.188

Dividend Policy

     SpectraLink has never declared or paid any cash dividends on its common stock. SpectraLink currently anticipates that it will retain all future earnings for the expansion and operation of its business, and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

(In thousands, except per share amounts)

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options	outstanding options	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,323	$9.07	2,348
Equity compensation plans not approved by security holders	—	—	—

Total	2,323	$9.07	2,348

Stock Option Plan

     On May 24, 2000, the Company’s stockholders approved the 2000 Stock Option Plan (the 2000 Option Plan), which is a successor to the Company’s original option plan that became effective June 7, 1990. Collectively, these two option plans are referred to as the (“Plans”). The 2000 Option Plan provides selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase up to 2,000,000 shares of the Company’s common stock. The 2000 Option Plan also provides for automatic annual increases in the number of shares available for the 2000 Option Plan by an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares ratified by the Company’s Board of Directors, not to exceed 1,300,000 shares. In 2002 and 2001, the Board of Directors increased the number of shares available for the 2000 Option Plan by 950,000 and 900,000 shares, respectively.

     On February 28, 2003, SpectraLink had approximately 141 shareholders of record.

Item 6. Selected Financial Data.

     The selected, consolidated financial information presented below for each of the five years in the period ended December 31, 2002 is derived from our consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report. Historical results may not be indicative of future results.

Consolidated Statement of Operations Data:
     (In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000	1999	1998

NET SALES	$60,901	$60,751	$54,083	$41,169	$35,135
COST OF SALES	21,035	20,517	18,935	14,877	14,475

Gross profit	39,866	40,234	35,148	26,292	20,660
OPERATING EXPENSES:
Research and development	6,501	5,510	4,565	4,110	3,799
Marketing and selling	21,440	21,504	19,299	15,060	13,951
General and administrative	3,742	3,378	3,014	2,424	2,188

Total operating expenses	31,683	30,392	26,878	21,594	19,938

INCOME FROM OPERATIONS	8,183	9,842	8,270	4,698	722
INVESTMENT INCOME AND OTHER, net	551	1,360	1,877	1,471	1,486

INCOME BEFORE INCOME TAXES	8,734	11,202	10,147	6,169	2,208
INCOME TAX EXPENSE (BENEFIT)	3,319	4,201	3,613	(1,765)	133

NET INCOME	$5,415	$7,001	$6,534	$7,934	$2,075

BASIC EARNINGS PER SHARE	$0.29	$0.37	$0.34	$0.42	$0.11

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,960	19,010	19,190	18,840	19,230

DILUTED EARNINGS PER SHARE	$0.28	$0.35	$0.32	$0.41	$0.11

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,240	19,990	20,340	19,500	19,600

Consolidated Balance Sheet Data:
     (In thousands)

	December 31,

	2002	2001	2000	1999	1998

Cash and Cash Equivalents	$44,211	$37,242	$20,793	$9,604	$9,019
Investments in Marketable Securities	—	1,004	10,976	18,887	15,896
Working Capital	53,958	55,297	49,339	34,933	33,794
Total Assets	67,591	66,438	60,070	52,695	43,716
Long-Term Debt	—	—	—	—	—
Total Stockholders’ Equity	56,690	57,718	51,494	46,319	38,498

Quarterly Financial Data:
     (In thousands, except per share amounts)

	Quarters Ended

	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
	2002	2002	2002	2002	2001	2001	2001	2001

Net Sales	$16,486	$15,317	$15,237	$13,861	$14,917	$15,209	$16,562	$14,063
Gross Profit	11,067	9,951	9,809	9,039	9,260	10,430	10,976	9,568
Net Income	1,688	1,523	1,289	915	1,005	2,145	2,114	1,737
Diluted Earnings Per Share	0.09	0.08	0.07	0.05	0.05	0.11	0.11	0.09

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     The following discussion and analysis should be read in conjunction with “Selected Financial Data” and SpectraLink’s Consolidated Financial Statements and Notes thereto included elsewhere in this report. As referenced in the first paragraph of Part I, this report contains forward-looking statements that involve risks and uncertainties. SpectraLink’s actual results may differ materially from the results discussed in such forward-looking statements. For a more complete understanding of our financial condition and results of operations, and some of the risks and trends that could affect future results, see “Other Factors Affecting Operating Results, Liquidity and Capital Resources” in this report’s Item 7.

Business Description and Overview

     SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed digital wireless telephone communication systems for businesses. Because of the recent advances in wireless local area network (LAN) technology, SpectraLink’s future focus will be on our existing NetLink products as well as products we are currently developing that operate on a wireless LAN. SpectraLink’s primary sales efforts currently focus on home improvement, grocery and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing and service facilities, corporate offices and education facilities. With the introduction of new products in 2003, we believe additional markets will become aware of the benefits of SpectraLink products. In addition, we believe these new products will provide the opportunity to further penetrate the markets we currently serve.

     SpectraLink sells its systems in the United States, Canada, Europe and Asia-Pacific through its direct sales force, telecommunications equipment distributors, and specialty dealers. Sales through our distributors account for 50% to 70% of total product sales. Sales for fiscal year 2002, exceeded $60 million with the vast majority of sales occurring domestically. International sales are expected to grow as a percentage of total revenue with the introduction of new SpectraLink products that will be offered at a much-reduced price to the customer as compared to our current products. Effective December 23, 1999, SpectraLink incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of SpectraLink.

     Since inception, SpectraLink expended considerable effort and resources developing its wireless telephone systems, building its direct and indirect channels of distribution, and managing the effects of rapid growth. The introduction of our family of phones in 2003 is evidence of an ongoing effort to improve our products to enhance future sales. To manage rapid growth, SpectraLink significantly increased the scale of its operations, including the hiring of additional personnel in all functional areas, which caused significantly higher operating expenses. SpectraLink anticipates that its operating expenses will continue to increase on an absolute basis but should remain relatively stable as a percentage of sales going forward. However, if there is a significant increase or decrease in sales over a short period, expenses as a percentage of revenue may fluctuate noticeably. Further, expansion of SpectraLink’s operations may cause a significant strain on its management, financial and other resources. This expansion would be necessary if there were an increased demand for SpectraLink products. The inability of SpectraLink to manage additional growth, should it occur, could have a material adverse effect on its business, financial condition and results of operations.

Critical Accounting Policies and Estimates

     SpectraLink has identified the most critical accounting principles upon which its financial status depends in response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”. SpectraLink determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Below is a summary of SpectraLink’s most critical accounting policies. This discussion and analysis should be read in conjunction with SpectraLink’s consolidated financial statements and related notes beginning on page 24 of this report.

     SpectraLink’s discussion and analysis of its financial condition and results of operations are based upon SpectraLink’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires SpectraLink to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. SpectraLink evaluates its estimates, on an on-going basis, including those related to revenue recognition, receivables, product warranty obligations, inventories and income taxes. SpectraLink bases estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     SpectraLink believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Most of SpectraLink’s sales are generated from contractual arrangements, which require SpectraLink’s revenue recognition policy to follow very specific and detailed guidelines in measuring revenue and determining the periods that the related revenue should be recorded, however, certain judgments affect the application of SpectraLink’s revenue policy, particularly in the area of collectibility. The assessment of collectibility is particularly critical in determining whether revenues should be recognized in the current market environment. As part of the revenue recognition policy, SpectraLink determines whether collectibility on its customers is reasonably assured based on various factors, including whether there has been deterioration in the credit quality of its customers that could result in SpectraLink being able to collect. SpectraLink will defer revenue and related costs if SpectraLink is uncertain as to whether collectibility is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause SpectraLink’s operating results to vary significantly from quarter to quarter and could result in operating losses.

•	SpectraLink is required to estimate the collectibility of its trade accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including current creditworthiness of each customer and related aging of past due balances. SpectraLink maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. At December 31, 2002 and 2001, the allowance for uncollectible accounts was $311,000 and $364,000, respectively. Additional allowances may be required if the financial condition of SpectraLink’s customers were to deteriorate, resulting in an impairment of their ability to make payments.

•	SpectraLink provides for the estimated cost of product warranties at the time revenue is recognized. SpectraLink engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. Product failure rates, material usage and service delivery costs incurred in correcting a product failure affect SpectraLink’s warranty obligation. Revisions to the estimated warranty liability would be required should actual product failure rates, material usage or service delivery costs differ from SpectraLink’s estimates.

•	SpectraLink writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Additional inventory write-downs may be required if actual market conditions are less favorable than those projected by management.

•	SpectraLink may record a valuation allowance to reduce its deferred tax assets to an amount that is estimated to be more likely than not that such amounts will not be realized. SpectraLink considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

Results of Operations

Years Ended December 31, 2002 and 2001

     Product Sales, Net. SpectraLink derives its product revenue principally from the sale of wireless, on-premises telephone systems. Product sales decreased 3.8% to $48,771,000 in 2002 from $50,683,000 in 2001. The decrease in sales was mainly due to SpectraLink’s decreasing orders from customers as a result of the weak economy.

     Service Sales. SpectraLink derives its service revenue principally from the installation and service of wireless, on-premises telephone systems. Service sales increased 20.5% to $12,130,000 in 2002 from $10,068,000 in 2001. The increase in service sales was mainly due to increased revenue from maintenance contracts and installations.

     Gross Profit. SpectraLink’s cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit decreased by 0.9% to $39,866,000 in 2002 from $40,234,000 in 2001. SpectraLink’s gross profit margin (gross profit as a percentage of net sales) decreased to 65.5% from 66.2% in 2001. The decrease in gross profit margin as a percentage of sales was mainly due to an increase in service sales which have a lower gross margin compared to product sales. Additionally, gross margin decreased as a percentage of sales due to a change in product mix within product sales and a decrease in product sales due to the weak economy.

     Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of SpectraLink’s systems. Research and development expenses increased by 18.0% to $6,501,000 in 2002 from $5,510,000 in 2001, representing 10.7% and 9.1%, respectively, of net sales. SpectraLink expects that research and development expenses will be approximately 10% to 11% of net sales for fiscal 2003. In both 2002 and 2001, SpectraLink incurred research and development costs for new product development, improvements to existing products, and manufacturing process improvements. The increase in dollars spent and as a percentage of net sales, was due to an increase in headcount, which resulted from hiring additional research and development personnel and the corresponding recruiting costs to hire these personnel, as well as costs associated with new products and performance enhancements to existing products.

     Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, sales meetings and market research. Marketing and selling expenses decreased by 0.3% to $21,440,000 in 2002 from $21,504,000 in 2001, representing 35.2% and 35.4%, respectively, of net sales. Marketing and selling total dollars spent and as a percentage of net sales remained relatively consistent between 2002 and 2001.

     General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 10.8% to $3,742,000 in 2002 from $3,378,000 in 2001, representing 6.1% and 5.6%, respectively, of net sales. The increase in dollars spent and as a percentage of net sales was primarily a result of increasing SpectraLink’s infrastructure to support a higher volume of sales and future growth for domestic and international business matters, as well as increased legal, insurance, bad debt expense and other corporate matters.

     Investment Income and Other, Net. Investment income is the result of SpectraLink’s investment in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other decreased by 59.5% to $551,000 in 2002 from $1,360,000 in 2001. The decrease in investment income and other was primarily due to a decrease in interest rates in 2002.

     Income Tax. SpectraLink’s net income tax expense was $3,319,000 in 2002 compared to $4,201,000 in 2001. SpectraLink’s effective tax rate was 38% for 2002 and 37.5% for 2001. The decrease in income tax expense was primarily related to decreased income before income taxes.

     Future Operating Expenses. SpectraLink bases operating expenses in part on its expectations of future sales, and generally determines expense levels in advance of sales. SpectraLink currently plans to continue to expand and increase its operating expenses in an effort to generate and support additional future revenue. If sales do not occur in any quarter as expected, SpectraLink’s results of operations for that quarter will be adversely affected. Net income may be disproportionately affected by a reduction of revenue because only a small portion of SpectraLink’s operating expenses varies directly with its revenue.

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

     Gross Profit. SpectraLink’s cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 14.5% to $40,234,000 in 2001 from $35,148,000 in 2000. SpectraLink’s gross profit margin (gross profit as a percentage of net sales) increased to 66.2% in 2001 from 65.0% in 2000. The increase in gross profit margin as a percentage of sales was mainly due to the increase in sales, lower material cost and a product mix favoring large systems and sales to the commercial market.

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

     General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 12.1% to $3,378,000 in 2001 from $3,014,000 in 2000, representing 5.6% and 5.6%, respectively, of net sales. The increase in dollars spent was primarily a result of increasing SpectraLink’s infrastructure to support a higher volume of sales and future growth, which resulted in increased salaries and amounts spent on general business matters.

     Investment Income and Other, Net. Investment income is the result of SpectraLink’s investment in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other decreased by 27.5% to $1,360,000 in 2001 from $1,877,000 in 2000. The decrease in investment income and other was primarily due to a decrease in interest rates in 2001.

     Income Tax. SpectraLink’s net income tax expense was $4,201,000 in 2001 compared to $3,613,000 in 2000. The increase was primarily related to increased sales and income from the operations of SpectraLink. As of December 31, 2001, SpectraLink had approximately $615,000 of research and development and alternative minimum tax credit carryforwards available to offset future federal taxable income and liabilities. The tax credits expire between 2017 and 2020 and are subject to examination by the tax authorities.

     Future Operating Expenses. SpectraLink bases operating expenses in part on its expectations of future sales, and generally determines expense levels in advance of sales. SpectraLink currently plans to continue to expand and increase its operating expenses in an effort to generate and support additional future revenue. If sales do not occur in any quarter as expected, SpectraLink’s results of operations for that quarter will be adversely affected. Net income may be disproportionately affected by a reduction of revenue because only a small portion of SpectraLink’s operating expenses varies directly with its revenue.

Liquidity and Capital Resources

     SpectraLink has funded its operations since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of December 31, 2002, SpectraLink had $44,211,000 of cash and cash equivalents. SpectraLink intends to continue to use some of its cash provided by operations to purchase treasury stock in accordance with its stock repurchase program. Under SpectraLink’s stock repurchase plan, SpectraLink may repurchase up to 2.5 million shares of its common stock.

     During 2002, SpectraLink generated cash from operations of $13,890,000 consisting principally of net income of $5,415,000 and decreases in trade accounts receivable, income taxes receivable and increases in accrued liabilities, income taxes payable and deferred revenue.

     In 2002, investing activities used cash of $384,000 consisting of $1,000,000 in maturities of investments in marketable securities and purchases of property and equipment of $1,384,000.

     SpectraLink used $6,537,000 of cash in financing activities during 2002, which was a direct result of purchases of 956,200 shares of its outstanding common stock (now classified as treasury stock) at a cost of $8,089,000. The use of cash to repurchase common stock was offset by proceeds of $1,552,000 received from common stock option exercises and common stock issued through the employee stock purchase plan.

     SpectraLink leases its facilities through operating leases that are not included on SpectraLink’s consolidated balance sheet. As of December 31, 2002, future minimum lease payments having initial terms in excess of one year were: 2003 — $1,318,000; 2004 — $1,139,000; 2005 — $639,000; 2006 — $145,000.

     As of December 31, 2002, SpectraLink had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. Stockholders’ equity at December 31, 2002 was $56,690,000, which represented 84% of total assets.

     As of December 31, 2002, SpectraLink had working capital of $53,958,000 compared to $55,297,000 at December 31, 2001. The decrease in working capital occurred primarily from cash flows from operations, and the maturity of investments in marketable securities, offset by the repurchase of common stock. As of December 31, 2002, SpectraLink’s current ratio (ratio of current assets to current liabilities) was 6.03:1, compared with a current ratio of 7.5:1 as of December 31, 2001. The decrease in the current ratio was primarily due to a decrease in short-term investments in marketable securities, trade accounts receivable, income taxes receivable, inventory and deferred income taxes and an increase in deferred revenue and accrued expenses.

     SpectraLink believes that its current cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient, based on SpectraLink’s presently anticipated needs to fund necessary capital expenditures, to provide adequate working capital and to finance its expansion for the foreseeable future. There can be no assurance, however, that SpectraLink will not require additional financing. There can be no assurance that any additional financing will be available to SpectraLink on acceptable terms, or at all, when required by SpectraLink. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.

Recently Issued Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective for the Company on January 1, 2003) which replaced Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that SFAS No. 146 will have an effect in the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for 2002. The provisions of this statement relating to interim financial information are effective for the Company’s quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company’s financial statements unless it elects to change from the intrinsic value method to the fair value method. The Company believes that the provisions relating to annual and interim disclosures will change the manner in which the Company discloses its information regarding stock-based compensation.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements for guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s December 31, 2002 financial statements. The initial recognition and measurement provisions will impact how the Company accounts for future guarantees, if any. The Company has incorporated the disclosures requirements of this interpretation into these financial statements.

     The EITF reached a consensus regarding Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is required to adopt this consensus for its quarter ending September 30, 2003. The Company has not determined the impact this issue will have on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of SpectraLink due to adverse changes in financial and commodity market prices and rates. SpectraLink is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to SpectraLink’s normal operating and funding activities. As of December 31, 2002, SpectraLink has not used derivative instruments or engaged in hedging activities, and is not currently impacted by fluctuations in foreign currency exchange rates.

Interest Rate Risk

     As part of SpectraLink’s cash management strategy, at December 31, 2002, SpectraLink has cash and cash equivalents of approximately $44,000,000 mainly in the form of bank demand deposits and money markets. SpectraLink has completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% increase in interest rates. If market rates had increased or decreased 1% during the year ended December 31, 2002, SpectraLink’s interest income would have increased or decreased by approximately $407,000.

FORWARD-LOOKING STATEMENT FACTORS

     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I of this report.

•	The ability of SpectraLink to develop and introduce new products and transition existing products. SpectraLink’s development efforts may not lead to the successful introduction of new or improved products. SpectraLink may encounter delays in deploying new or improved products. For instance, SpectraLink’s new products may not properly function with its customers’ existing telephone systems or SpectraLink’s new products may contain defects or bugs. These incompatibilities, defects or bugs may not be detected until SpectraLink’s customers begin to install the products or thereafter. SpectraLink may need to modify the design of its new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures by SpectraLink as it seeks to remedy the problems, delays in the purchase of the products or cancelled orders. SpectraLink may also encounter delays in the manufacturing and production of the new products. Additionally, the new products may not be commercially successful. Demand for existing products may decrease upon the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products until the new or improved versions of those products are available. If customer orders decrease or are delayed during the product transition, SpectraLink may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on SpectraLink’s business, operating results or financial condition.

•	The certification and approval process for SpectraLink’s NetLink product for use in countries that support the 802.11b standard. Foreign countries which support the 802.11b standard could provide future markets for the NetLink products. However, countries’ certification and approval processes for 802.11b compatible products, such as those of SpectraLink, are typically time consuming and costly. If SpectraLink has difficulty obtaining certification and approval by foreign countries for its NetLink product, then SpectraLink may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit any growth of SpectraLink’s business.

•	If SpectraLink is unable to fulfill quarter end customer orders, then SpectraLink could lose revenue and customers. The volume of customer orders for SpectraLink’s products typically increases significantly at the end of each quarter. SpectraLink faces significant challenges in meeting this demand. It is difficult to ensure that SpectraLink has the resources available to meet any such increase in order volume since it is very difficult to predict what the level of demand will be. SpectraLink may not have the personnel and/or systems necessary to fulfill the large order volume or the ability to upgrade and develop its systems and infrastructure to meet an increased order volume. If SpectraLink is unable to meet demand from its customer for its products in a cost effective manner, then SpectraLink might lose revenue and customers or incur increased operating costs, either of which would harm SpectraLink’s business.

•	Many of the orders for SpectraLink’s products are realized at the end of the quarter, which makes it difficult to estimate or adjust SpectraLink’s operating activities quickly in response to an unexpected increase or decrease in customer demand. Due to the timing of orders from customers, SpectraLink has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. The demand for SpectraLink’s products depends upon many factors and is difficult to forecast. Significant unanticipated fluctuations in demand could cause problems in SpectraLink’s operations. The lead-time required to assemble SpectraLink’s systems is often longer than the lead-time SpectraLink’s customers provide to SpectraLink for delivery of their product requirements. Therefore, SpectraLink often must place orders in advance of expected purchase orders from SpectraLink’s customers. As a result, SpectraLink has only a limited ability to react to fluctuations in demand for its products, which could cause it to have either too much or too little inventory of a particular product. Further, the business relationship which SpectraLink has with Offshore Group to use a Mexico facility to assemble SpectraLink’s products may not be able to provide product in a timely manner. Additionally, once SpectraLink receives an order, it requires sufficient time to complete the configuration of its product to the phone systems of the customer. SpectraLink’s inability to satisfy customer demand in a timely manner would lead to lost sales and impede SpectraLink’s ability to increase its revenue. Conversely, a large portion of SpectraLink’s expenses, including rent and salaries, is fixed and difficult to reduce. SpectraLink’s expenses are based in part on expectations for its revenue. If SpectraLink’s revenue does not meet its expectations, the adverse effect of the revenue shortfall upon SpectraLink’s operating results may be acute in light of the fixed nature of its expenses. It is possible that due to fluctuations in revenue, SpectraLink’s operating results could be below the expectations of securities analysts and investors. For instance, SpectraLink’s stock price declined substantially after its preliminary announcement of its fourth quarter 2001 financial results reported in January 2002. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to SpectraLink’s business, the price of SpectraLink’s common stock would likely decline further.

•	The continuing economic slowdown, particularly in information technology spending, adversely impacts SpectraLink’s business. SpectraLink’s business has been adversely impacted by the general economic slowdown in the United States and worldwide, particularly the decline in information technology spending. Consumers of information technology continue to defer, and in some cases cancel, their purchase decisions. SpectraLink’s operating results have been adversely affected as a result. SpectraLink expects the economic slowdown to continue to adversely impact its business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices, and reduced revenues.

•	The ability of SpectraLink and its current and new distributors and resellers to develop and execute effective marketing and sales strategies. SpectraLink offers its products directly and indirectly through a variety of third-party business partners, including distributors and resellers. Changes in the financial or business condition of these distributors and resellers, in addition to the ability to develop and execute effective marketing and sales strategies, could subject SpectraLink to lost sales and affect its ability to bring its products to market. For instance, SpectraLink experienced a decrease in sales by distributors during the second quarter of 2002 when those distributors downsized their businesses in reaction to the economic slowdown and, as a result, had fewer sales representatives marketing SpectraLink products.

•	SpectraLink’s ability to manage potential expansion of operations in the U.S. and internationally. SpectraLink intends to expand its existing domestic and international operations and to enter new markets. This expansion will require significant management attention and financial resources. SpectraLink currently has limited experience in marketing and distributing its products internationally and in developing versions of products that comply with local standards. SpectraLink may also not be able to maintain or increase international market demand for its products. International operations are subject to other inherent risks, including foreign government regulation of technology or unexpected changes in regulatory and customs requirements, difficulty and delays in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights, foreign currency exchange rate fluctuations, and taxation consequences.

•	The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as SpectraLink anticipates. SpectraLink derives its revenue principally from the sale of wireless, on-premises telephone systems and related installation and other services relating to those systems. Therefore, SpectraLink’s future operating results depend on the demand for those types of services. If this market does not grow or grow quickly, SpectraLink’s future results of operations would be significantly harmed.

•	A lower than anticipated rate of acceptance of domestic and international markets using the 802.11b standard. SpectraLink’s NetLink Wireless Telephones are compatible with the IEEE 802.11b standard for use on 802.11b compliant wireless LANs. Consequently, demand for NetLink Wireless Telephones depends upon the acceptance of markets utilizing 802.11b compliant networks. This depends in part upon the initial adoption of the 802.11b standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11b compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by concerns about the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our products until wireless systems are developed which provide for greater security. Further, our product may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11b compliant networks do not grow as SpectraLink anticipates, SpectraLink’s growth would be impeded and it would not be able to factor the related revenues into its growth in the future.

•	The risk of business interruption arising from SpectraLink’s dependence on its manufacturing facility located in Boulder, Colorado and the business relationship SpectraLink has with Offshore Group to use a facility in Empalme, Sonora, Mexico which provides assembly services. SpectraLink is highly dependent on its Boulder, Colorado manufacturing facility, which is home to the majority of SpectraLink’s manufacturing operations. SpectraLink is also highly dependent upon its business relationship with Offshore Group to provide management services and a facility located in Empalme, Sonora, Mexico which assembles SpectraLink’s products. Any event that may disrupt or indefinitely discontinue either of the facilities’ capacity to manufacture, assemble and repair SpectraLink’s products could greatly impair SpectraLink’s ability to generate revenues, fulfill orders and attain financial goals. For instance, SpectraLink may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

•	SpectraLink faces increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for SpectraLink’s systems include product functionality and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, distribution channels, and the effectiveness of marketing and sales efforts. Most of SpectraLink’s competitors have significantly greater financial, technical, research and development, and marketing resources than SpectraLink. As a result, SpectraLink’s competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than SpectraLink. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems, such as Alcatel or NEC America, all of which manufacture and sell PBX or key/hybrid systems. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Symbol Technologies, which provides 802.11 wireless infrastructure and application devices, such as bar code scanners, as well as wireless telephones. Because SpectraLink focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that SpectraLink will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with a SpectraLink Wireless Telephone System. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full functionality provided by a SpectraLink Wireless Telephone System.

•	SpectraLink’s ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, SpectraLink must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size, and maintain cost-effectiveness. SpectraLink’s success is also dependent on its ability to develop new products for existing and emerging wireless communications markets and to introduce such products in a timely manner. Due to the competitive nature of SpectraLink’s business, any delay in the commercial availability of new products could materially and adversely affect SpectraLink’s business, reputation, and operating results. In addition, if SpectraLink is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis,

SpectraLink’s future operating results would be materially and adversely affected.

•	SpectraLink’s reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process. SpectraLink relies on sole or limited sources of supply for many components and equipment used in its manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment could interrupt SpectraLink’s manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent SpectraLink from decreasing its reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and the financial performance of SpectraLink.

•	SpectraLink’s ability to attract and retain personnel, including key technical and management personnel. Much of the future success of SpectraLink depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that SpectraLink will be able to successfully retain and attract the key personnel it needs. Many of SpectraLink’s key personnel receive a total compensation package that includes stock options and other equity awards. New regulations, volatility in the stock market and other factors could diminish the value of SpectraLink’s equity awards, putting SpectraLink at a competitive disadvantage or forcing SpectraLink to use more cash compensation.

•	The historic volatility of SpectraLink’s stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of SpectraLink’s common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12 month period ended December 31, 2002, the trading close price of SpectraLink’s common stock has ranged from a high of $17.10 per share to a low of $4.45 per share. Many factors could cause the market price of SpectraLink’s common stock to fluctuate, including:

•	variations in SpectraLink’s actual or anticipated quarterly or annual results;

•	market conditions in SpectraLink’s industry, the industries of SpectraLink’s customers and the economy as a whole;

•	announcements of technological innovations by SpectraLink or by its competitors;

•	introduction of new products or product enhancements or new pricing policies by SpectraLink or by its competitors;

•	acquisitions or strategic alliances by SpectraLink or by its competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	changes in the market valuations of other telecommunications companies;

•	the amount of liquid financial resources available to SpectraLink;

•	the gain or loss of significant customers; and

•	changes in the estimates of SpectraLink’s operating performance or changes in recommendations by securities analysts.

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

•	SpectraLink’s reliance on a limited number of significant customers. A portion of SpectraLink’s revenue has been derived from a limited number of customers. Sales to one customer represented approximately 12% of SpectraLink’s revenue during each of 2001 and 2000. SpectraLink also has experienced quarter-to-quarter variability in sales to each of its major customers and expects this pattern to continue in the future.

•	Changes in rules and regulations of the FCC and other wireless regulatory agencies. The wireless communications industry, regulated by the Federal Communications Commission (FCC) in the United States and similar government agencies in other countries, is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact SpectraLink’s operations in the United States and internationally.

•	SpectraLink’s ability to protect its intellectual property rights. SpectraLink’s future success depends, in part, upon its proprietary technology. SpectraLink relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect its proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. There can be no assurance that SpectraLink’s pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. If challenged, SpectraLink’s patents might not be upheld or their claims could be narrowed. If SpectraLink fails to protect its proprietary rights adequately, SpectraLink’s competitors might gain access to SpectraLink’s technology. As a result, SpectraLink’s competitors might offer similar products and SpectraLink might not be able to compete successfully in its market. Moreover, despite SpectraLink’s efforts to protect its proprietary rights, unauthorized parties may copy aspects of SpectraLink’s products and obtain and use information that SpectraLink regards as proprietary. Also, SpectraLink’s competitors may independently develop similar, but not infringing, technology, duplicate SpectraLink’s products, or design around SpectraLink’s patents or its other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with SpectraLink, and SpectraLink may not be able to enforce its rights in the event of these breaches. Furthermore, SpectraLink expects that it will increase its international operations in the future, and the laws of many foreign countries do not protect SpectraLink’s intellectual property rights to the same extent as the laws of the United States. SpectraLink may be required to spend significant resources to monitor and protect its intellectual property rights. Any litigation surrounding SpectraLink’s rights could force SpectraLink to divert important financial and other resources from its business operations.

•	The assertion of intellectual property infringement claims against SpectraLink. SpectraLink’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. SpectraLink cannot be certain that its products do not and will not infringe upon issued patents, patents to be issued in the future, or other intellectual property rights of others. SpectraLink may in the future be notified that it is infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against SpectraLink or unresolved notices that SpectraLink is infringing upon intellectual property rights of others, there can be no assurance that infringement claims will not occur in the future. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to SpectraLink. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce SpectraLink’s intellectual property rights, or to protect SpectraLink’s trade secrets. SpectraLink may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources. If it were determined that SpectraLink’s products infringe upon the intellectual property rights of others, SpectraLink would need to obtain licenses from these parties or reengineer its products in order to avoid infringement. SpectraLink might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer its products successfully. Moreover, if SpectraLink is sued for infringement and loses the suit, it could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause SpectraLink to incur significant costs and prevent it from selling its products.

•	SpectraLink’s reliance on its 802.11b technology partners to continue to provide the wireless local area network for SpectraLink’s NetLink product, and to provide access points which support SpectraLink Voice Priority. In the absences of a wireless voice prioritization standard, SpectraLink relies on 802.11b technology partners, such as Proxim, Avaya, and Cisco Systems to continue to provide wireless local area network support for SpectraLink’s NetLink product and to provide access points that support SpectraLink Voice Priority. If any of SpectraLink’s technology partners fails to provide voice prioritization support for SpectraLink’s products, the market opportunity for NetLink products would be reduced and SpectraLink’s future results of operations would be materially harmed until SpectraLink finds new 802.11b technology partners or voice prioritization standards are adopted.

•	Potential fluctuations in SpectraLink’s future revenues, gross margins and operating results. SpectraLink has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside SpectraLink’s control. Among other things, these factors include:

•	changes in customer, geographic or product mix, including mix of configurations within each product group;

•	fluctuating market demand for, and declines in the average selling prices of, SpectraLink’s products;

•	the timing of and delay of significant orders from customers;

•	seasonality in demand within SpectraLink’s various sectors;

•	increases in material or labor costs;

•	excess inventory;

•	obsolescence charges;

•	changes in shipment volume;

•	loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	increases in price competition;

•	changes in distribution channels;

•	increases in warranty costs; and

•	introducing of new products and costs of entering new markets.

For example, historically SpectraLink has not operated with a significant order backlog and a substantial portion of SpectraLink’s revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, SpectraLink’s revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, SpectraLink’s revenues, gross margins and operating results could be materially adversely affected.

•	Recently enacted and proposed changes in securities laws and regulations are likely to increase SpectraLink’s costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, requires changes in some of SpectraLink’s corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the NASD, has proposed revisions to its requirements for companies, such as SpectraLink, that are Nasdaq-listed. SpectraLink expects these developments to increase SpectraLink’s legal and financial compliance costs, and to make some activities like SEC reporting obligations, more difficult. In addition, SpectraLink expects these developments to make it more difficult and more expensive for SpectraLink to obtain director and officer liability insurance, and SpectraLink may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for SpectraLink to attract and retain qualified members of SpectraLink’s board of directors, particularly to serve on SpectraLink’s audit committee, and qualified executive officers. SpectraLink is presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs SpectraLink may incur as a result.

•	Because many of SpectraLink’s current and planned products are or will be highly complex, they may contain defects or errors that are detectable only after deployment in complex networks and which, if detected, could have a negative effect on SpectraLink’s business, operating results or financial condition. Many of SpectraLink’s complex products can only be fully tested when deployed in commercial networks. As a result, end-users may discover defects or errors or experience breakdowns in their networks after the products have been deployed. If any of these products contains defects, or has reliability, quality or compatibility problems, SpectraLink’s reputation might be damaged significantly and customers might be reluctant to buy SpectraLink products. These defects could interrupt or delay sales. SpectraLink may have to invest significant capital and other resources to correct these problems. If SpectraLink fails to provide solutions to the problems, it will also incur product recall, repair, warranty or replacement costs. These problems might also result in claims against us by our customer or others. In addition, the occurrence of any defects or errors in these products, could result in: failure to achieve market acceptance and loss of market share; cancellation of orders; difficulty in collecting accounts receivable; increased service and warranty costs in excess of SpectraLink’s estimates; diversion of resources, and; increased insurance costs and other losses to SpectraLink’s business or to end-users.

•	If SpectraLink experiences warranty failure that indicates either manufacturing or design deficiencies, SpectraLink may be required to recall units in the field and or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such warranty failures, SpectraLink’s business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. End-users have discovered errors in SpectraLink’s products in the past and may discover errors in SpectraLink’s products in the future. In addition, if SpectraLink’s costs of remediating problems experienced by SpectraLink’s customers exceeds SpectraLink’s warranty reserves, these costs may adversely affect SpectraLink’s operating results. Consequently, SpectraLink’s warranty failure could have a material adverse impact on SpectraLink’s operations and financial results.

Item 8. Financial Statements and Supplementary Data.

Independent Auditors’ Report

To the Board of Directors and Stockholders of SpectraLink Corporation:

We have audited the accompanying consolidated balance sheet of SpectraLink Corporation (a Delaware corporation) and subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of SpectraLink Corporation and subsidiary as of December 31, 2001 and for the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 18, 2002 (except with respect to the matter discussed in Note 9, as to which the date is March 20, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraLink Corporation and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Denver, Colorado,
January 21, 2003

Report of Independent Public Accountants

To SpectraLink Corporation:

     We have audited the accompanying consolidated balance sheets of SpectraLink Corporation (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP Arthur Andersen LLP

Denver, Colorado,
     January 18, 2002 (except with respect to the matter discussed in Note 9 (*), as to which the date is March 20, 2002)

The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on January 18, 2002 (except with respect to the matter discussed in Note 9 (*), as to which the date is March 20, 2002). We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to consolidated balance sheets as of December 31, 2000 and statements of operations, stockholders’ equity and cash flows for the year ended December 31, 1999 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired.

(*)	The note to the consolidated financial statements referenced as Note 9 in the above report was changed to Note 10 in SpectraLink Corporation’s consolidated financial statements for fiscal year 2002 included in this Annual Report on Form 10-K.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of December 31,

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,211	$37,242
Short-term investments in marketable securities	—	1,004
Trade accounts receivable, net of allowance of $311 and $364, respectively	11,143	12,820
Income taxes receivable	105	2,579
Inventory, net	7,449	8,073
Deferred income taxes — current portion	975	1,548
Other	798	520

Total current assets	64,681	63,786

PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	1,632	1,575
Equipment	7,240	6,290
Leasehold improvements	865	856

	9,737	8,721
Less — Accumulated depreciation and amortization	(7,224)	(6,503)

Net property and equipment	2,513	2,218
DEFERRED INCOME TAXES — NON CURRENT PORTION	165	201
OTHER	232	233

TOTAL ASSETS	$67,591	$66,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,023	$1,009
Accrued payroll, commissions, and employee benefits	2,069	2,371
Accrued sales, use and property taxes	512	345
Accrued warranty expenses	274	278
Other accrued expenses (Note 9)	1,564	618
Deferred revenue	5,281	3,868

Total current liabilities	10,723	8,489
LONG-TERM LIABILITIES	178	231

TOTAL LIABILITIES	10,901	8,720

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)
STOCKHOLDERS’ EQUITY (Note 3):
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 50,000 shares authorized; 22,130 and 21,754 shares issued, respectively; 18,648 and 19,228 shares outstanding, respectively	221	218
Additional paid-in capital	63,763	62,120
Treasury stock, at cost, 3,482 and 2,526 shares, respectively	(25,706)	(17,617)
Retained earnings	18,412	12,997

TOTAL STOCKHOLDERS’ EQUITY	56,690	57,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,591	$66,438

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Product sales, net	$48,771	$50,683	$46,206
Service sales	12,130	10,068	7,877

Total net sales	60,901	60,751	54,083
Cost of product sales	14,732	15,206	14,913
Cost of service sales	6,303	5,311	4,022

Total cost of sales	21,035	20,517	18,935

Gross profit	39,866	40,234	35,148
OPERATING EXPENSES:
Research and development	6,501	5,510	4,565
Marketing and selling	21,440	21,504	19,299
General and administrative	3,742	3,378	3,014

Total operating expenses	31,683	30,392	26,878

INCOME FROM OPERATIONS	8,183	9,842	8,270
INVESTMENT INCOME AND OTHER:
Interest income	658	1,400	1,709
Other income (expense), net	(107)	(40)	168

Total investment income and other	551	1,360	1,877

INCOME BEFORE INCOME TAXES	8,734	11,202	10,147
INCOME TAX EXPENSE	3,319	4,201	3,613

NET INCOME	$5,415	$7,001	$6,534

BASIC EARNINGS PER SHARE (Note 2)	$0.29	$0.37	$0.34

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	18,960	19,010	19,190

DILUTED EARNINGS PER SHARE (Note 2)	$0.28	$0.35	$0.32

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	19,240	19,990	20,340

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands)

	Common Stock		Treasury Stock		Additional	Retained
					Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

BALANCES, December 31, 1999	20,457	$204	(1,394)	$(5,090)	$51,743	$(538)
Exercises of common stock options	254	2	—	—	928	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	64	1	—	—	601	—
Income tax benefit from exercises of stock options	—	—	—	—	583	—
Net income	—	—	—	—	—	6,534
Purchases of treasury stock	—	—	(322)	(3,474)	—	—

BALANCES, December 31, 2000	20,775	207	(1,716)	(8,564)	53,855	5,996
Exercises of common stock options	917	10	—	—	3,904	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	62	1	—	—	610	—
Income tax benefit from exercises of stock options	—	—	—	—	3,751	—
Net income	—	—	—	—	—	7,001
Purchases of treasury stock	—	—	(810)	(9,053)	—	—

BALANCES, December 31, 2001	21,754	218	(2,526)	(17,617)	62,120	12,997
Exercises of common stock options	296	2	—	—	960	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	80	1	—	—	589	—
Income tax benefit from exercises of stock options	—	—	—	—	94	—
Net income	—	—	—	—	—	5,415
Purchases of treasury stock	—	—	(956)	(8,089)	—	—

BALANCES, December 31, 2002	22,130	$221	(3,482)	$(25,706)	$63,763	$18,412

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,415	$7,001	$6,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,089	1,083	1,064
Income tax benefit from the exercises of stock options	94	3,751	583
Provision for bad debts	229	143	80
Provision for excess and obsolete inventory	512	375	200
Amortization of premium (discount) on investments in marketable securities	4	(44)	(113)
Loss on disposal of assets	—	—	28
Deferred income taxes	609	(177)	1,069
Changes in assets and liabilities — Decrease (increase) in trade accounts receivable	1,448	1,518	(2,827)
Decrease (increase) in income taxes receivable	2,474	(2,579)	—
Decrease (increase) in inventory	112	581	(4,038)
Decrease (increase) in other assets	(277)	447	1,034
(Decrease) increase in accounts payable	14	(540)	146
Increase in accrued liabilities, income taxes payable and deferred revenue	2,167	684	2,054

Net cash provided by operating activities	13,890	12,243	5,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,384)	(1,282)	(707)
Purchases of investments in marketable securities	—	(3,484)	(2,976)
Maturity of investments in marketable securities	1,000	13,500	11,000

Net cash provided by (used in) investing activities	(384)	8,734	7,317

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(8,089)	(9,053)	(3,474)
Proceeds from exercises of common stock options	962	3,914	930
Proceeds from issuances of common stock	590	611	602

Net cash used in financing activities	(6,537)	(4,528)	(1,942)

INCREASE IN CASH AND CASH EQUIVALENTS	6,969	16,449	11,189
CASH AND CASH EQUIVALENTS, beginning of year	37,242	20,793	9,604

CASH AND CASH EQUIVALENTS, end of year	$44,211	$37,242	$20,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$190	$3,268	$1,675

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

(2) SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying financial statements reflect the consolidated results of SpectraLink Corporation and SpectraLink International Corporation (together the “Company” or “SpectraLink”). The Company has eliminated intercompany balances and transactions in consolidation.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with original maturity dates of 90 days or less to be cash equivalents.

     Investments in Marketable Securities

     The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. As of December 31, 2001 investments in marketable securities consisted of corporate bonds. The Company had both the intent and ability to hold these investments to maturity and thus classified these investments as held-to-maturity securities. As such, these investments were stated at amortized cost at December 31, 2001. The following is a summary of held-to-maturity investments as of December 31, 2002 and 2001:

	As of December 31,

	2002	2001

	(In thousands)
Corporate Bonds:
Fair value	$—	$1,015
Gross unrealized holding losses	—	(11)

Amortized cost	$—	$1,004

     No investments were sold prior to maturity in 2002 or 2001. The contractual maturity of the held-to-maturity investments as of December 31, 2001, was four months.

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, accounts receivable and investments in marketable securities. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are credit worthy. A portion of revenue is generated from the healthcare and retail industries; therefore, the Company may be exposed to credit risk associated with these industries as well as credit risks from various customers affected by the weak economy. The Company established an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for uncollectible accounts was approximately $311,000 and $364,000 as of December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, costs charged to the provision for uncollectible accounts was approximately $229,000, $143,000 and $80,000, respectively, and the net deductions to the allowance for uncollectible accounts were approximately $282,000, $87,000 and $124,000, respectively, and were primarily related to amounts written off, net of recoveries. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

     Fair Value of Financial Instruments

     The Company’s financial instruments consist of cash and cash equivalents, investments in marketable securities and trade receivables and payables. The carrying values of the cash equivalents, investments in marketable securities, trade receivables and payables approximate their fair values.

     Inventory

     Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory at December 31, 2002 and 2001, consists of the following:

	2002	2001

	(In thousands)
Raw materials	$2,630	$3,621
Work in progress	—	16
Finished goods	4,819	4,436

	$7,449	$8,073

     The reserve for obsolete or otherwise unrealizable inventory was $651,000 and $410,000 as of December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, costs charged to the provision for obsolete inventory were approximately $512,000, $375,000 and $200,000, respectively, and the costs charged to marketing and selling expenses related to the consignment inventory reserve were approximately $258,000, $256,000 and $205,000, respectively. For the years ended December 31, 2002, 2001 and 2000, the net deductions to the obsolete inventory reserve were approximately $529,000, $503,000 and $350,000, respectively, and were primarily related to obsolete and scrapped inventory write offs.

     Depreciation and Amortization

     Depreciation is provided using the straight-line method over estimated useful lives of three to ten years for property and equipment. Depreciation expense was $988,000, $994,000, and $984,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of leasehold improvements is provided over the shorter of the estimated useful life of the improvements or the remaining term of the related lease. Amortization expense was $101,000, $89,000 and $80,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     Income Taxes

     The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed or to be filed each year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized.

     Earnings per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing net income by the sum of the weighted-average number of common shares outstanding and, if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they are anti-dilutive, totaled 1,733,427, 80,607, and 56,325 for the years ended December 31, 2002, 2001 and 2000, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

				Years Ended December 31,
	(In thousands, except per share amounts)

	2002			2001			2000

	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share

Basic EPS—	$5,415	18,960	$0.29	$7,001	19,010	$0.37	$6,534	19,190	$0.34
Effect of dilutive securities:
Stock purchase plan	—	22	—	—	16	—	—	17	—
Stock options outstanding	—	258	(0.01)	—	964	(0.02)	—	1,133	(0.02)

Diluted EPS—	$5,415	19,240	$0.28	$7,001	19,990	$0.35	$6,534	20,340	$0.32

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

     Product Warranties and Service

     The Company provides warranties against defects in materials and workmanship for periods for our products ranging from 90 days to 15 months, but in limited cases up to 18 months. At the time the product is shipped, the Company establishes a provision for estimated expenses of providing service under these warranties based on historical warranty experience. A summary of activity for accrued product warranty and service is as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Beginning Balance Accrued Product Warranty and Service	$278	$290	$291
Additions to the accrual for product warranties	667	606	902
Payments made in cash or in kind	(671)	(618)	(903)

Ending Balance Accrued Product Warranty and Service	$274	$278	$290

     Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion (APB) No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”. Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for stock options and similar equity instruments. As allowed by SFAS 123, the Company has continued to apply APB No. 25 to account for its employee stock based compensation plans and has adopted the disclosure requirements of SFAS

123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of SFAS 123. Had the Company determined compensation expense for its stock-based compensation plans based on fair value at the date of grant under SFAS 123, the Company’s consolidated net income, and basic and diluted earnings per share, would have been the pro forma amounts as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands except per share amounts)
Net Income, as reported	$5,415	$7,001	$6,534
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(2,926)	(3,129)	(2,414)
Compensation expense for the stock purchase plan	(182)	(181)	(218)

Net Income, pro forma	$2,307	$3,691	$3,902

Earnings Per Share:
Basic — as reported	$0.29	$0.37	$0.34
Basic — pro forma	$0.12	$0.19	$0.20

Diluted — as reported	$0.28	$0.35	$0.32
Diluted — pro forma	$0.12	$0.19	$0.19

     Advertising Costs

     The Company expenses all advertising costs as they are incurred. Advertising expense for years ending December 31, 2002, 2001 and 2000, were approximately $435,000, $510,000 and $488,000, respectively.

     Comprehensive Income

     Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2002, and for the cumulative period from inception, the Company has not had any transactions that are required to be reported as adjustments to determine comprehensive income.

     Reportable Segments

     Since its inception, the Company has conducted its operations in one operating segment.

     New Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective for the Company on January 1, 2003) which replaced Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that SFAS No. 146 will have an effect in the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for 2002. The provisions of this statement relating to interim financial information are effective for the Company’s quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company’s financial statements unless it elects to change from the intrinsic value method to the fair value method. The Company believes that the provisions relating to annual and interim disclosures will change the manner in which the Company discloses its information regarding stock-based compensation.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements for guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s December 31, 2002 financial statements. The initial recognition and measurement provisions will impact how the Company accounts for future guarantees, if any. The Company has incorporated the disclosure requirements of this interpretation into these financial statements.

     The EITF reached a consensus regarding Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Issue also addresses how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is required to adopt this consensus for its quarter ending September 30, 2003. The Company has not determined the impact this issue will have on its financial statements.

(3) STOCKHOLDERS’ EQUITY

     Stock Option Plan

     On May 24, 2000, the Company’s stockholders approved the 2000 Stock Option Plan (the 2000 Option Plan), which is a successor to the Company’s original option plan that became effective June 7, 1990. Collectively, these two option plans are referred to as the (“Plans”). The 2000 Option Plan provides selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase up to 2,000,000 shares of the Company’s common stock. The 2000 Option Plan also provides for automatic annual increases in the number of shares available for the 2000 Option Plan by an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares ratified by the Company’s Board of Directors, not to exceed 1,300,000 shares. In 2002 and 2001, the Board of Directors increased the number of shares available for the 2000 Option Plan by 950,000 and 900,000 shares, respectively.

     Under the terms of the 2000 Option Plan, the Board of Directors may grant either non-qualified or incentive stock options, as defined by the Internal Revenue Service. The purchase price per share of a non-qualified stock option will not be less than par value per share of the Company’s common stock at the time of grant. The purchase price per share of an incentive stock option will not be less than 100% of the fair market value per share of the Company’s common stock at the time of grant. If the grantee of an incentive stock option owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price will be at least 110% of the fair market value of a share of the Company’s common stock at the date of grant.

     Options granted under the Plans are exercisable for periods ranging from 8 to 10 years from the date of grant.

     Options granted become exercisable at a rate of 25% after 12 months from the date of grant, and ratably per month thereafter, conditioned upon continued employment. Full vesting occurs after 48 months from the date of grant.

     A summary of activity of the Plans for the years ended December 31, 2002, 2001 and 2000, is as follows:

		Weighted Average
	Number of Shares	Exercise Price

	(In thousands, except per share amounts)
Outstanding at December 31, 1999	1,954	$3.99
Granted	724	$10.95
Canceled	(86)	$8.89
Exercised	(254)	$3.59

Outstanding at December 31, 2000	2,338	$6.01
Granted	703	$10.74
Canceled	(52)	$10.59
Exercised	(917)	$4.27

Outstanding at December 31, 2001	2,072	$8.27
Granted	594	$9.13
Canceled	(47)	$11.64
Exercised	(296)	$3.26

Outstanding at December 31, 2002	2,323	$9.07

Exercisable at December 31, 2002	1,092	$8.39

     A summary of additional information related to the options outstanding as of December 31, 2002, is as follows:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	(In thousands)	Contractual Life	Exercise Price	(In thousands)	Exercise Price

$2.00 - $4.25	273	3.14 years	$3.53	253	$3.51
$4.38 - $8.81	279	6.16 years	$6.44	149	$5.92
$8.88 - $9.06	74	6.57 years	$9.05	39	$9.05
$9.10 - $9.13	258	5.27 years	$9.12	183	$9.12
$9.15 - $9.16	478	9.07 years	$9.16	8	$9.15
$9.25 - $9.63	55	5.94 years	$9.58	34	$9.62
$9.65 - $10.188	458	7.82 years	$10.17	213	$10.17
$10.19-$12.19	299	7.88 years	$11.44	147	$11.74
$12.25-$23.44	148	7.65 years	$15.43	65	$16.06
$27.00	1	5.16 years	$27.00	1	$27.00

Total	2,323	7.0 years	$9.07	1,092	$8.39

     The weighted average fair value of options granted in 2002, 2001 and 2000, was $5.81, $8.66 and $9.94, respectively. For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 1.71%, 4.10% and 4.84%; no expected dividend yields; expected lives (net of forfeitures) of 1.76 years, 4.0 years and 4.1 years; and expected volatility of 88%, 90% and 118%.

     Employee Stock Purchase Plan

     On May 24, 2000, the Company’s stockholders amended the Employee Stock Purchase Plan (the Stock Purchase Plan) to increase the authorized shares available for issue by 100,000, and to provide for an annual increase in the number of shares of common stock available under the Stock Purchase Plan in an amount equal to 60,000 per year. Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the Stock Purchase Plan if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan will be equal to 85% of the lower of the fair market value on the commencement date or termination date of each offering period (usually six months). Under the Stock Purchase Plan, the Company sold to employees 80,051 shares in 2002, 62,093 shares in 2001 and 64,035 shares in 2000. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions for 2002, 2001 and 2000, respectively: no dividend yield; an expected life of six months; expected volatility of 100%, 90% and 118%; and a risk-free interest rate of 1.71%, 3.57% and 5.73%, respectively. The weighted-average fair value of the right to purchase those shares in 2002, 2001 and 2000, was $5.65, $4.67 and $5.48 per share, respectively.

(4) INCOME TAXES

     The expense for income taxes for the years ended December 31, 2002, 2001 and 2000, is as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Current provision-
Federal	$2,056	$3,558	$2,162
State	654	820	382

	2,710	4,378	2,544

Deferred provision (benefit)-
Federal	611	(153)	1,017
State	(2)	(24)	52

	609	(177)	1,069

Income tax expense	$3,319	$4,201	$3,613

     The Company recorded a reduction in its income taxes payable equal to the benefit for tax deductible compensation related to exercises of stock options of $94,000, $3,751,000 and $583,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The reduction in income taxes payable that results from stock options is accounted for as additional proceeds from the exercise of the options and credited directly to additional paid-in-capital. The benefit does not reduce income tax expense charged to income.

     The following reconciles the Company’s effective tax expense to the federal statutory expense for the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Income tax expense per federal statutory rate (34%)	$2,970	$3,808	$3,450
State income taxes, net of federal benefit	416	539	335
Permanent differences and other	229	101	30
Income tax credits	(296)	(247)	(202)

	$3,319	$4,201	$3,613

     The Company’s deferred income taxes are summarized as follows:

	As of December 31,

	2002	2001

	(In thousands)
Current deferred tax assets—
Warranty reserve	$104	$91
Allowance for uncollectible accounts	118	137
Inventory reserve	300	292
Accrued vacation	270	286
Deferred revenue	194	127
Other	(11)	—
Tax credit carryforward	—	615

	$975	$1,548

Long-term deferred tax assets —
Depreciation	$165	$201

	$165	$201

     During 2002, the Company utilized the research and development credit carryforwards of approximately $384,000 and the alternative minimum tax credit carryforwards of approximately $231,000, that were available at December 31, 2001 to offset future taxable income and liabilities.

(5) RELATED PARTY

     The Company rented office space in 2001 and 2000 from an affiliated company owned by one of the Company’s officers, directors and stockholders. The lease expired in April 2001 and was not renewed. Total rent paid to the related party was $0, $17,940 and $40,365 for the years ended December 31, 2002, 2001 and 2000, respectively.

(6) COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain research and office equipment under noncancelable operating lease agreements. Minimum future annual lease payments under these leases as of December 31, 2002, are as follows:

Years Ending December 31,	(In thousands)

2003	$1,318
2004	1,139
2005	639
2006	145
Thereafter	—

$3,241

     Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 2002, 2001 and 2000, was approximately $1,578,000, $1,429,000 and $1,241,000, respectively.

     The Company enters into various license agreements, some of which require royalty payments and non-refundable licensing fees. For the year ended December 31, 2002, the Company incurred an expense of approximately $122,000 for license and other fees relating to these agreements.

(7) MAJOR CUSTOMERS

     During 2002, no one customer comprised more than 10% of total net sales. During 2001 and 2000, one customer comprised more than 10% of total net sales. This major customer represented 12% of net sales in both 2001 and 2000.

     As of December 31, 2002, no one customer comprised more than 10% of net trade accounts receivable. As of December 31, 2001, one customer comprised in excess of 10% of the net trade accounts receivable balance.

(8) RETIREMENT PLAN

     The Company has a 401(k) Profit Sharing Plan (the 401(k) Plan) which covers all eligible employees beginning the first of the month following the employee’s date of hire, as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 15% of their compensation, as defined, up to a maximum limit determined by law. Participants are always fully vested in their contributions.

     The Company may make discretionary matching contributions up to a maximum of 3% of each participant’s compensation. Additionally, the Company may make discretionary contributions to eligible employees in proportion to the employee’s compensation and unrelated to any employee contributions or Company profitability. Vesting in the Company’s discretionary contributions is based on years of service, with a participant fully vested immediately. The Company has made discretionary matching contributions of approximately $483,000, $453,000 and $244,000 to the 401(k) Plan for the years ended December 31, 2002, 2001 and 2000, respectively.

(9) OTHER ACCRUED LIABILITIES

     The components of other accrued liabilities are as follows:

	December

	2002	2001

	(In thousands)
Accrued professional fees	$269	$141
Accrued license and royalties	253	—
Accrued travel	156	36
Accrued sales meeting	155	—
Accrued marketing fees	128	106
Accrued inventory	112	—
Other	491	335

	$1,564	$618

(10) LEGAL PROCEEDINGS

     On January 14, 2002, SpectraLink issued a press release announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. Shortly after the press release, the Company’s stock price declined and the Company and certain of its officers and directors were named as defendants in four lawsuits served between February 20, 2002 and March 20, 2002, three of which were filed in the United States District Court for the District of Colorado and one of which was filed in the Colorado District Court for the City and County of Denver. In each of the lawsuits, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims either on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002, or in the case of two of the lawsuits (one filed in the United States District Court and one in the Colorado District Court), derivatively on behalf of SpectraLink. Two of the lawsuits filed in the United States District contained essentially identical claims alleging that SpectraLink and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, accompanied by insider stock sales made prior to the decline in the price of SpectraLink’s stock after the January 14, 2002 press release. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

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

     The Kerns and Molieri purported class actions were consolidated, and the plaintiffs filed a Consolidated Amended Complaint. In January of 2003, the Court denied a motion to dismiss that amended pleading, and discovery has recently commenced. The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action recently filed an unopposed motion for relief from the stay. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss, which motions are still pending.

     SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend itself and its officers and directors. SpectraLink does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and their lawyers, which could have a material adverse effect on SpectraLink’s business, financial condition and results of operations. In addition, the litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are not successful in their claims against SpectraLink and/or its officers and directors.

     The Company has incurred a loss related to the directors and officers insurance deductible of which the majority of the expense was reflected in 2002. Based on current facts and circumstances, the Company is unable to estimate future losses, if any, it may incur after considering the amounts that will be covered by insurance.

     SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On July 30, 2002, SpectraLink dismissed Arthur Andersen LLP (Andersen) as SpectraLink’s independent auditors and engaged KPMG LLP as SpectraLink’s new independent auditors for the fiscal year ending December 31, 2002. SpectraLink’s dismissal of Andersen and appointment of KPMG LLP was at the direction of SpectraLink’s Board of Directors, based on the recommendation of SpectraLink’s Audit Committee.

     Andersen’s reports on SpectraLink’s consolidated financial statements for each of the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 31, 2001 and 2000 and the interim period between December 31, 2001 and our dismissal of Andersen, there were no disagreements between SpectraLink and Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of the Regulation S-K under the Securities Act.

     During the years ended December 31, 2001 and 2000 and through our dismissal of Andersen, neither SpectraLink nor anyone acting on SpectraLink’s behalf consulted KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on SpectraLink’s consolidated financial statements or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K under the Securities Act.

     Andersen has ceased operations and thus has prevented SpectraLink from obtaining the review of these disclosures.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information required to be set forth hereunder has been omitted and, except as stated therein, will be incorporated by reference, when filed, from SpectraLink’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on or about May 22, 2003.

Item 11. Executive Compensation.

     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from SpectraLink’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on or about May 22, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from SpectraLink’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on or about May 22, 2003. Information on securities authorized for issuance under equity compensation plans is set forth under Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from SpectraLink’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on or about May 22, 2003.

Item 14. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. SpectraLink’s chief executive officer and chief financial officer, based on their evaluation of SpectraLink’s disclosure controls and procedures within 90 days before the filing date of this report (the Evaluation Date), concluded that SpectraLink’s disclosure controls and procedures were effective as of the Evaluation Date for this purpose.

Changes in Internal Controls. There were no significant changes in SpectraLink’s internal controls or, to SpectraLink’s knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation. SpectraLink’s chief executive officer and chief financial officer evaluated SpectraLink’s internal controls as of the Effective Date. These officers have indicated that there were no significant changes in SpectraLink’s internal controls or, to their knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)	(1) Financial Statements.

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 24.

(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not required, are not applicable, or the information is included in the Financial Statements, or notes thereto.

(3) Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws of the Registrant.(1)

4.1	Specimen common stock certificate.(1)

10.1	SpectraLink Corporation Stock Option Plan, as amended.(1)

10.2	Form of Incentive Stock Option Agreement under SpectraLink’s Stock Option Plan.(1)

10.3	Form of Non-Qualified Stock Option Agreement under SpectraLink’s Stock Option Plan.(1)

10.4	Form of Indemnification Agreement with directors and executive officers of the Registrant.(1)

10.5	Stock Restriction Agreement dated September 5, 1995, between SpectraLink and Wellington Trust.(1)

10.6	Lease Agreement dated September 29, 1995 between SpectraLink and Walnut Prairie Joint Venture.(1)

10.7	Form of Consultant Non-Disclosure Agreement used between SpectraLink and consultants.(1)

10.8	Form of Employee Non-Disclosure Agreement used between SpectraLink and its employees.(1)

10.9	Sublease Agreement dated May 1, 1990, between Incubix, Inc. and SpectraLink.(1)

10.10	Lease agreement dated October 17, 1996 between SpectraLink and Flatiron Park Company.(2)

Exhibit Number	Description

10.11	Lease agreement dated February 26, 1998, as amended January 8, 1999, between SpectraLink and Flatiron Park Company.(3)

10.12	SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements.(5)

10.13	SpectraLink Corporation Employee Stock Purchase Plan, as amended.(5)

10.14	Amendment dated March 9, 2001 to lease agreement dated February 26, 1998, between SpectraLink and Flatiron Industrial Park Company.(6)

10.15	Lease agreement dated September 20, 2001, between SpectraLink and 2545 Central, LLC.(6)

21.1	Subsidiaries of the Company.(4)

23.1	Consent of KPMG LLP*

*	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for the fiscal year ended December 31, 1999.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b) Reports on Form 8-K

     SpectraLink filed two Current Reports on Form 8-K during the fiscal quarter ended December 31, 2002. The first filing, dated October 11, 2002, reported information under Item 5 “Other Events” concerning the extension of its existing stock repurchase program so that SpectraLink may purchase up to an additional 2.5 million shares of its common stock. The second filing, dated November 13, 2002, under Item 9 “Regulation FD Disclosure” reported that SpectraLink provided the Securities and Exchange Commission the Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SPECTRALINK CORPORATION

By:	/s/ BRUCE M. HOLLAND Bruce M. Holland, President and CEO

Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BRUCE M. HOLLAND Bruce M. Holland	Principal Executive Officer and Director	March 28, 2003

/s/ NANCY K. HAMILTON Nancy K. Hamilton	Principal Financial Officer and Principal Accounting Officer	March 28, 2003

/s/ CARL D. CARMAN Carl D. Carman	Director	March 28, 2003

/s/ ANTHONY V. CAROLLO, JR. Anthony V. Carollo, Jr.	Director	March 28, 2003

/s/ BURTON J. MCMURTRY Burton J. McMurtry	Director	March 28, 2003

Certification Required Under 302 of
The Sarbanes-Oxley Act of 2002

I, Bruce Holland, certify that:

1.     I have reviewed this annual report on Form 10-K of SpectraLink Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ BRUCE M. HOLLAND
By: President and Chief Executive Officer

Certification Required Under 302 of
The Sarbanes-Oxley Act of 2002

I, Nancy K. Hamilton, certify that:

1.     I have reviewed this annual report on Form 10-K of SpectraLink Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/ NANCY K. HAMILTON
By:	Vice President of Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant.(1)

3.2	Amended and Restated Bylaws of the Registrant.(1)

4.1	Specimen common stock certificate.(1)

10.1	SpectraLink Corporation Stock Option Plan, as amended.(1)

10.2	Form of Incentive Stock Option Agreement under SpectraLink’s Stock Option Plan.(1)

10.3	Form of Non-Qualified Stock Option Agreement under SpectraLink’s Stock Option Plan.(1)

10.4	Form of Indemnification Agreement with directors and executive officers of the Registrant.(1)

10.5	Stock Restriction Agreement dated September 5, 1995, between SpectraLink and Wellington Trust.(1)

10.6	Lease Agreement dated September 29, 1995 between SpectraLink and Walnut Prairie Joint Venture.(1)

10.7	Form of Consultant Non-Disclosure Agreement used between SpectraLink and consultants.(1)

10.8	Form of Employee Non-Disclosure Agreement used between SpectraLink and its employees.(1)

10.9	Sublease Agreement dated May 1, 1990, between Incubix, Inc. and SpectraLink.(1)

10.10	Lease agreement dated October 17, 1996 between SpectraLink and Flatiron Park Company.(2)

10.11	Lease agreement dated February 26, 1998, as amended January 8, 1999, between SpectraLink and Flatiron Park Company.(3)

10.12	SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements.(5)

10.13	SpectraLink Corporation Employee Stock Purchase Plan, as amended.(5)

10.14	Amendment dated March 9, 2001 to lease agreement dated February 26, 1998, between SpectraLink and Flatiron Industrial Park Company.(6)

10.15	Lease agreement dated September 20, 2001, between SpectraLink and 2545 Central, LLC.(6)

21.1	Subsidiaries of the Company.(4)

23.1	Consent of KPMG LLP*

*	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for the fiscal year ended December 31, 1999.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.