Form 10-Q
period 2003-06-30
SPECTRALINK CORP
filed 2003-08-11
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 — Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    X    No

Applicable only to corporate issuers:

As of June 30, 2003, there were 18,293,732 shares outstanding of SpectraLink Corporation’s Common Stock — par value $0.01.

PART I — FINANCIAL INFORMATION
ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3 Quantitative and Qualitative Disclosures about Market Risk.
Item 4 Controls and Procedures.
Part II Other Information
Item 1 Legal Proceedings
Item 4 Submission of Matters to a Vote of Security Holders
Item 6 Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.16 Lease Agreement
EX-10.17 Lease Agreement
EX-10.18 Lease Agreement
EX-31.1 Certification by CEO
EX-31.2 Certification of CFO
EX-32.1 Certification by CEO
EX-32.2 Certification by CFO

SPECTRALINK CORPORATION AND SUBSIDIARY
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

	June 30,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$43,665	$44,211
Trade accounts receivable, net of allowance of $335 and $311, respectively	12,629	11,143
Income taxes receivable	—	105
Inventory, net of allowance of $722 and $651, respectively	7,445	7,449
Other	2,287	1,773

Total current assets	66,026	64,681
PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	2,260	1,632
Equipment	7,870	7,240
Leasehold improvements	928	865

	11,058	9,737
Less — accumulated depreciation	(7,751)	(7,224)

Net property and equipment	3,307	2,513
OTHER	479	397

TOTAL ASSETS	$69,812	$67,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,266	$1,023
Income taxes payable	325	—
Accrued payroll, commissions and employee benefits	2,196	2,069
Accrued sales, use and property taxes	628	512
Accrued warranty expenses	404	274
Other accrued expenses and liabilities	1,907	1,564
Deferred revenue	5,938	5,281

Total current liabilities	12,664	10,723
LONG-TERM LIABILITIES	278	178

TOTAL LIABILITIES	12,942	10,901

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,223 and 22,130 shares issued, respectively, and 18,294 and 18,648 shares outstanding, respectively	222	221
Additional paid-in capital	64,274	63,763
Retained earnings	21,768	18,412
Treasury stock, 3,929 shares and 3,482 shares, respectively, at cost	(29,394)	(25,706)

TOTAL STOCKHOLDERS’ EQUITY	56,870	56,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,812	$67,591

The accompanying notes to condensed financial statements are an integral part of these condensed consolidated balance sheets.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

SALES:
Product Sales, net	$14,895	$12,128	$26,172	$23,391
Service Sales	3,740	3,109	7,032	5,707

Net Sales	18,635	15,237	33,204	29,098
COST OF SALES:
Cost of Product Sales	4,174	3,821	7,480	7,345
Cost of Service Sales	1,697	1,607	3,310	2,905

Total Cost of Sales	5,871	5,428	10,790	10,250

Gross Profit	12,764	9,809	22,414	18,848
OPERATING EXPENSES:
Research and Development	2,101	1,620	4,004	3,142
Marketing and Selling	5,960	5,237	11,104	10,488
General and Administrative	1,062	1,025	2,057	1,958

Total Operating Expenses	9,123	7,882	17,165	15,588

INCOME FROM OPERATIONS	3,641	1,927	5,249	3,260

INVESTMENT INCOME AND OTHER:
Interest Income	116	169	238	341
Other Income (Expense), net	(47)	(17)	(74)	(46)

Total Investment Income and Other	69	152	164	295

INCOME BEFORE INCOME TAXES	3,710	2,079	5,413	3,555
INCOME TAX EXPENSE	1,410	790	2,057	1,351

NET INCOME	$2,300	$1,289	$3,356	$2,204

BASIC EARNINGS PER SHARE (Note 4)	$0.13	$0.07	$0.18	$0.12

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,340	19,060	18,460	19,130

DILUTED EARNINGS PER SHARE (Note 4)	$0.12	$0.07	$0.18	$0.11

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	18,570	19,460	18,690	19,530

The accompanying notes to condensed financial statements are an integral part of these condensed consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,356	$2,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	527	556
Income tax benefit from the exercise of stock options	56	160
Provision for bad debts	36	110
Provision for excess and obsolete inventory	332	157
Amortization of premium on investments in marketable securities	—	4
Changes in assets and liabilities -
(Increase) decrease in trade accounts receivable	(1,522)	794
(Increase) decrease in inventory	(328)	119
(Increase) decrease in other assets and income taxes receivable	(491)	920
Increase (decrease) in accounts payable	243	(349)
Increase in accrued liabilities, income taxes payable and deferred revenue	1,677	516

Net cash provided by operating activities	3,886	5,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,194)	(205)
Maturity of investments in marketable securities	—	1,000

Net cash (used in) provided by investing activities	(1,194)	795

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligation	(6)	—
Proceeds from exercises of common stock options	159	798
Proceeds from issuances of common stock	297	311
Purchases of treasury stock	(3,688)	(4,497)

Net cash used in financing activities	(3,238)	(3,388)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(546)	2,598
CASH AND CASH EQUIVALENTS, beginning of period	44,211	37,242

CASH AND CASH EQUIVALENTS, end of period	$43,665	$39,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,498	$74

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under long-term obligation	$127	$—

The accompanying notes to condensed financial statements are an integral part of these condensed consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

1. Basis of Presentation

     The accompanying condensed consolidated financial statements as of June 30, 2003 and December 31, 2002, and for the three and six months ended June 30, 2003 and 2002, have been prepared from the books and records of SpectraLink Corporation and SpectraLink International Corporation (together “SpectraLink” or “the Company”) and are unaudited. In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.

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

	Three months ended June 30		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net Income, as reported	$2,300	$1,289	$3,356	$2,204
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(588)	(765)	(1,169)	(1,550)
Compensation expense for the stock purchase plan	(39)	(48)	(81)	(96)
Net Income, pro forma	$1,673	$476	$2,106	$558
Earnings Per Share:
Basic — as reported	$0.13	$0.07	$0.18	$0.12
Basic — pro forma	$0.09	$0.02	$0.11	$0.03
Diluted — as reported	$0.12	$0.07	$0.18	$0.11
Diluted — pro forma	$0.09	$0.02	$0.11	$0.03

3. Inventory

     Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory as of June 30, 2003 and December 31, 2002, consisted of the following:

	June 30,	December 31,
	2003	2002

	(In thousands)
Raw materials	$2,902	$2,630
Work in progress	28	—
Finished goods	4,515	4,819

	$7,445	$7,449

The reserve for inventory was $722,000 and $651,000 as of June 30, 2003 and December 31, 2002, respectively.

4. Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they were anti-dilutive, totaled 1,803,970 and 423,984 for the three months ended June 30, 2003 and 2002, respectively, and 1,824,627 and 419,779 for the six months ended June 30, 2003 and 2002, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Three Months Ended June 30,
	(In thousands, except per share amounts)
	2003			2002

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS—	$2,300	18,340	$0.13	$1,289	19,060	$0.07
Effect of dilutive securities:
Stock purchase plan	—	11	—	—	27	—
Stock options outstanding	—	219	(0.01)	—	373	—
Diluted EPS—	$2,300	18,570	$0.12	$1,289	19,460	$0.07

	Six Months Ended June 30,
	(In thousands, except per share amounts)
	2003			2002

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS—	$3,356	18,460	$0.18	$2,204	19,130	$0.12
Effect of dilutive securities:
Stock purchase plan	—	24	—	—	18	—
Stock options outstanding	—	206	—	—	382	(0.01)
Diluted EPS—	$3,356	18,690	$0.18	$2,204	19,530	$0.11

5. Product Warranties and Service

     The Company provides warranties against defects in materials and workmanship for periods for products ranging from 90 days to 15 months, but in limited cases up to 18 months. At the time the product is shipped, the Company establishes a provision for estimated expenses of providing service under these warranties based on historical warranty experience. A summary of activity for accrued product warranty and service is as follows:

	Three months ended		Six months ended
	June 30,		June 30

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Beginning Balance Accrued Product Warranty Expenses	$282	$248	$274	$278
Additions to the accrual for product warranties	239	215	384	443
Payments made in cash or in kind	(117)	(174)	(254)	(432)

Ending Balance Accrued Product Warranty Expenses	$404	$289	$404	$289

6. Advertising Costs

     The Company expenses all advertising costs as they are incurred. Advertising expense for the three months ended June 30, 2003 and 2002, were approximately $185,000 and $83,000, respectively, and $318,000 and $191,000 for the six months ended June 30, 2003 and 2002, respectively.

7. Stockholders’ Equity

     In the second quarter of 2003, SpectraLink repurchased 220,600 shares of outstanding common stock (now classified as treasury stock) at a cost of $1,899,000, and during the second quarter of 2002, 100,000 shares were repurchased at a cost of $1,036,000. For the six months ended June 30, 2003, SpectraLink repurchased 447,100 shares of outstanding common stock (now classified as treasury stock) at a cost of $3,688,000, and during the six months ended June 30, 2002, 461,000 shares were repurchased at a cost of $4,497,000.

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

     The Kerns and Molieri purported class actions were consolidated, and the plaintiffs filed a Consolidated Amended Complaint. In January of 2003, the Court denied a motion to dismiss that amended pleading, and discovery has recently commenced. The Court has now certified a class of all purchasers of publicly traded common stock of SpectraLink from April 19, 2001 through January 11, 2002, inclusive.

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action recently filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. Defendants intend to move to dismiss the amended and corrected Elennis complaint.

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

     SpectraLink believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Most of SpectraLink’s sales are generated from contractual arrangements, which require SpectraLink’s revenue recognition policy to follow very specific and detailed guidelines in measuring revenue and determining the periods that the related revenue should be recorded, however, certain judgments affect the application of SpectraLink’s revenue policy, particularly in the area of collectibility. The assessment of collectibility is particularly critical in determining whether revenues should be recognized in the current market environment. As part of the revenue recognition policy, SpectraLink determines whether collectibility on its customers is reasonably assured based on various factors, including whether there has been deterioration in the credit quality of its customers that could result in SpectraLink being unable to collect. SpectraLink will defer revenue and related costs if SpectraLink is uncertain as to whether collectibility is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause SpectraLink’s operating results to vary significantly from quarter to quarter and could result in operating losses.

•	SpectraLink is required to estimate the collectibility of its trade accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including current creditworthiness of each customer and related aging of past due balances. SpectraLink maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. At June 30, 2003 and December 31, 2002, the allowance for uncollectible accounts was $335,000 and $311,000, respectively. Additional allowances may be required if the financial condition of SpectraLink’s customers were to deteriorate, resulting in an impairment of their ability to make payments.

•	SpectraLink provides for the estimated cost of product warranties at the time revenue is recognized. SpectraLink engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. At June 30, 2003 and December 31, 2002, the accrual for warranty expenses was $404,000 and $274,000, respectively. Product failure rates, material usage and service delivery costs incurred in correcting a product failure affect SpectraLink’s warranty obligation. Revisions to the estimated warranty liability would be required should actual product failure rates, material usage or service delivery costs differ from SpectraLink’s estimates.

•	SpectraLink writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. At June 30, 2003 and December 31, 2002, the reserve for inventory was $722,000 and $651,000, respectively. Additional inventory write-downs may be required if actual market conditions are less favorable than those projected by management.

•	SpectraLink may record a valuation allowance to reduce its deferred tax assets to an amount that is estimated to be more likely than not that such amounts will not be realized. As of June 30, 2003 and December 31, 2002, there was no valuation allowance for deferred tax assets as it was more likely than not that such amounts would be realized. SpectraLink considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

Results of Operations

     The following table sets forth unaudited results of operations for the three-month and six-month periods ended June 30, 2003 and 2002, as a percentage of net sales in each of these periods. This data has been derived from unaudited consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Product Sales, net	80.0%	79.6%	78.8%	80.4%
Service Sales	20.0%	20.4%	21.2%	19.6%
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Product Sales	22.4%	25.1%	22.5%	25.2%
Cost of Service Sales	9.1%	10.5%	10.0%	10.0%
Total Cost of Sales	31.5%	35.6%	32.5%	35.2%
Gross Profit	68.5%	64.4%	67.5%	64.8%
Operating Expenses:
Research and Development	11.3%	10.6%	12.1%	10.8%
Marketing and Selling	32.0%	34.4%	33.4%	36.1%
General and Administrative	5.7%	6.7%	6.2%	6.7%
Total Operating Expenses	49.0%	51.7%	51.7%	53.6%
Income from Operations	19.5%	12.7%	15.8%	11.2%
Investment Income and Other, net	0.4%	1.0%	0.5%	1.0%
Income Before Income Taxes	19.9%	13.7%	16.3%	12.2%
Income Tax Expense	7.6%	5.2%	6.2%	4.6%
Net Income	12.3%	8.5%	10.1%	7.6%

SPECTRALINK CORPORATION AND SUBSIDIARY
Three and Six Months Ended June 30, 2003 and 2002

Product Sales, net. SpectraLink derives its product revenue principally from the sale of wireless, on-premises telephone systems. Product sales for the three months ended June 30, 2003, increased by 22.8% to $14,895,000 from $12,128,000 for the same period last year. Product sales for the six months ended June 30, 2003, increased by 11.9% to $26,172,000 from $23,391,000 for the same period last year. The increase in product sales was mainly due to SpectraLink’s increased product sales through distributors and dealers, and increased penetration in the commercial markets.

Service Sales. SpectraLink derives its service revenue principally from the installation and service of wireless, on-premises telephone systems. Service sales for the three months ended June 30, 2003, increased by 20.3% to $3,740,000 from $3,109,000 for the same period last year. Service sales for the six months ended June 30, 2003, increased by 23.2% to $7,032,000 from $5,707,000 for the same period last year. The increase in service sales was mainly due to increased revenue from maintenance contracts relating to products previously sold to a larger install base of customers which continue to use our products. Service sales also increased due to additional time and material service repairs.

The customer mix shows a relatively equal decrease in the percentage of direct sales compared to the increase in the percentage of indirect sales for the three months and six months ended June 30, 2003 and 2002 for many reasons one of which is because SpectraLink has continued to enter into agreements with additional distributors. The following table details the sales to different customer types as a percentage of total net sales:

	Customer Mix Table
	(As a Percentage of Net Sales)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Customer Type:
Indirect Sales	51.2%	38.4%	54.0%	46.5%
Direct Sales	28.7%	41.2%	24.8%	33.9%
Service Sales	20.1%	20.4%	21.2%	19.6%

Total Net Sales	100.0%	100.0%	100.0%	100.0%

The following table summarizes sales to major customers:

	Sales to Major Customers
	(As a Percentage of Net Sales)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Customer Name:
Customer A:	11.4%	9.1%	10.6%	10.0%
Customer B:	3.1%	3.9%	3.6%	10.8%

Gross Profit. SpectraLink’s cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 30.1% to $12,764,000 for the three months ended June 30, 2003, from $9,809,000 for the same period last year. Gross profit increased by 18.9% to $22,414,000 for the six months ended June 30, 2003, from $18,848,000 for the same period last year. For the three months and six months ended June 30, 2003, gross profit margin (gross profit as a percentage of net sales) increased to 68.5% from 64.4% and to 67.5% from 64.8%, respectively. The increase in gross profit margin as a percentage of net sales was mainly due to an increase in product sales compared to a proportionate decrease in service sales and lower material costs.

Research and Development. Research and development expenses consist primarily of employee costs, professional services and supplies necessary to develop, enhance and reduce the cost of SpectraLink’s systems. Research and development expenses increased by 29.7% to $2,101,000 for the three months ended June 30, 2003, from $1,620,000 for the same period last year, representing 11.3% and 10.6%, respectively, of net sales. Research and development expenses increased by 27.4% to $4,004,000 for the six months ended June 30, 2003, from $3,142,000 for the same period last year, representing 12.1% and 10.8%, respectively, of net sales. SPECTRALINK EXPECTS THAT RESEARCH AND DEVELOPMENT EXPENSES WILL BE APPROXIMATELY 10% TO 12% OF NET SALES FOR FISCAL 2003. In both periods, SpectraLink incurred research and development expenses for new product development, improvements to existing products, and manufacturing process improvements. The increase in research and development expenses in dollars spent and as a percentage of net sales was due to an increase in headcount, which resulted from hiring additional personnel, increases in salaries and employee benefits to retain personnel, as well as increased consulting fees, product design fees, tooling costs and miscellaneous parts and supplies associated with new products and enhancements to existing products.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, sales meetings and market research. Sales and marketing expenses increased by 13.8% to $5,960,000 for the three months ended June 30, 2003, from $5,237,000 for the same period last year, representing 32.0% and 34.4%, respectively, of net sales. Sales and marketing expenses increased by 5.9% to $11,104,000 for the six months ended June 30, 2003, from $10,488,000 for the same period last year, representing 33.4% and 36.1%, respectively, of net sales. The increase in dollars spent was primarily due to an increase in salaries and employee benefits to retain personnel, increased marketing and promotion costs (including costs associated with launching SpectraLink’s new products) and commissions. The increase in dollars spent was partially offset by a decrease in sales meetings and travel costs. The decrease in percent of sales was due to economies of scale resulting from increased sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 3.6% to $1,062,000 for the three months ended June 30, 2003, from $1,025,000 for the same period last year, representing 5.7% and 6.7%, respectively, of net sales. General and administrative expenses increased by 5.1% to $2,057,000 for the six months ended June 30, 2003, from $1,958,000 for the same period last year, representing 6.2% and 6.7%, respectively, of net sales. The increase in dollars spent was primarily due to increasing SpectraLink’s infrastructure to support future growth, which resulted in increased salaries and employee benefits to hire and retain personnel, as well as professional fees, insurance and amounts spent on other corporate matters. The increase was partially offset by a decrease in legal fees related to legal proceedings as SpectraLink met its insurance deductible. The decrease as a percentage of sales was due to economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of SpectraLink’s investments in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other decreased by 54.6% to $69,000 for the three months ended June 30, 2003, from $152,000 for the same period last year, representing 0.4% and 1.0%, respectively, of net sales. Investment income and other decreased by 44.4% to $164,000 for the six months ended June 30, 2003, from $295,000 for the same period last year, representing 0.5% and 1.0%, respectively, of net sales. The decrease in investment income and other was primarily due to a decrease in interest rates in 2003.

Income Tax. SpectraLink’s income tax expense was $1,410,000 for the three months ended June 30, 2003, compared to $790,000 for the same period last year, and $2,057,000 for the six months ended June 30, 2003 compared to $1,351,000 for the same period last year. The increase was primarily related to increased sales and income from the operations of SpectraLink.

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

Liquidity and Capital Resources

     Since its inception, SpectraLink has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of June 30, 2003, SpectraLink had $43,665,000 of cash and cash equivalents.

     For the six months ended June 30, 2003, SpectraLink generated cash from operations of $3,886,000, consisting principally of net income of $3,356,000, and increases in accounts payable, accrued liabilities, income taxes payable and deferred revenue and was offset by increases in trade accounts receivable, inventory, other assets and income tax receivable. Investing activities used cash of $1,194,000 for purchases of property and equipment. SpectraLink used $3,238,000 of cash in financing activities during the six months ended June 30, 2003, which was a direct result of purchases of 447,100 shares of its outstanding common stock (now classified as treasury stock) at a cost of $3,688,000. The use of cash to repurchase common stock was offset by proceeds of $456,000 received from stock option exercises and issuances of common stock.

     As of June 30, 2003, SpectraLink had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. Stockholders’ equity at June 30, 2003, was $56,870,000, which represented 81.5% of total assets.

     As of June 30, 2003, SpectraLink had working capital of $53,362,000 compared to $53,958,000 at December 31, 2002. The decrease in working capital occurred primarily due to an increase in accounts payable, accrued liabilities, deferred revenue and income taxes payable. As of June 30, 2003, SpectraLink’s current ratio (ratio of current assets to current liabilities) was 5.2:1, compared with a current ratio of 6.03:1 as of December 31, 2002.

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

Item 3	Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of SpectraLink due to adverse changes in financial and commodity market prices and rates. SpectraLink is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of June 30, 2003, SpectraLink has not used derivative instruments or engaged in hedging activities, and is not currently impacted by fluctuations in foreign currency exchange rates.

Interest Rate Risk

     As part of SpectraLink’s cash management strategy, at June 30, 2003, SpectraLink had cash and cash equivalents of $43,665,000 mainly in the form of bank demand deposits and money markets. SpectraLink has completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% increase in interest rates. If market interest rates had increased or decreased 1% during the six months ended June 30, 2003, SpectraLink’s interest income would have increased or decreased by approximately $220,000. This is only an estimate. Any actual loss due to an increase or decrease in interest rates could differ from this estimate.

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

•	The ability of SpectraLink to develop and introduce new products and transition existing products. SpectraLink’s development efforts may not lead to the successful introduction of new or improved products. SpectraLink may encounter delays in deploying new or improved products. For instance, SpectraLink’s new products may not properly function with its customers’ existing telephone systems or SpectraLink’s new products may contain defects or bugs. These incompatibilities, defects or bugs may not be detected until SpectraLink’s customers begin to install the products or thereafter. SpectraLink may need to modify the design of its new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures by SpectraLink as it seeks to remedy the problems, delays in the purchase of the products or cancelled orders. SpectraLink may also encounter delays in the manufacturing and production of the new products. Additionally, the new products may not be commercially successful. Demand for existing products may decrease upon the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products until the new or improved versions of those products are available. If customer orders decrease or are delayed during the product transition, SpectraLink may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins. SpectraLink’s gross margins might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on SpectraLink’s business, operating results or financial condition.

•	The continuing economic slowdown, particularly in information technology spending, adversely impacts SpectraLink’s business. SpectraLink’s business has been adversely impacted by the general economic slowdown in the United States and worldwide, particularly the decline in information technology spending. Consumers of information technology continue to defer, and in some cases cancel, their purchase decisions. SpectraLink’s operating results have been adversely affected as a result. SpectraLink expects the economic slowdown to continue to adversely impact its business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices, fewer large orders from a single customer and reduced revenues.

•	The ability of SpectraLink and its current and new distributors and resellers to develop and execute effective marketing and sales strategies. SpectraLink offers its products directly and indirectly through a variety of third-party business partners, including distributors and resellers. Changes in the financial or business condition of these distributors and resellers, in addition to the ability to develop and execute effective marketing and sales strategies, could subject SpectraLink to lost sales and affect its ability to bring its products to market. For instance, SpectraLink experienced a decrease in sales by distributors during the second quarter of 2002 when those distributors downsized their businesses in reaction to the economic slowdown and, as a result, had fewer sales representatives marketing SpectraLink products.

•	SpectraLink’s ability to manage potential expansion of operations in the U.S. and internationally. SpectraLink intends to expand its existing domestic and international operations and to enter new markets. This expansion will require significant management attention and financial resources. SpectraLink currently has limited experience in marketing and distributing its products internationally and in developing versions of products that comply with local standards. SpectraLink may also not be able to maintain or increase international market demand for its products. International operations are subject to other inherent risks, including foreign government regulation of technology or unexpected changes in regulatory and customs requirements, difficulty and delays in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights, foreign currency exchange rate fluctuations, and taxation consequences.

•	The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as SpectraLink anticipates. SpectraLink derives its revenue principally from the sale of wireless, on-premises telephone systems and related installation and other services relating to those systems. Therefore, SpectraLink’s future operating results depend on the demand for those types of services. If this market does not grow or grow quickly, SpectraLink’s future results of operations would be significantly harmed.

•	A lower than anticipated rate of acceptance of domestic and international markets using the 802.11b standard. SpectraLink’s NetLink Wireless Telephones are compatible with the IEEE 802.11b standard for use on 802.11b compliant wireless LANs. Consequently, demand for NetLink Wireless Telephones depends upon the acceptance of markets utilizing 802.11b compliant networks. This depends in part upon the initial adoption of the 802.11b standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11b compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by concerns about the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase SpectraLink products until wireless systems are developed which provide for greater security. Further, SpectraLink’s products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11b compliant networks do not grow as SpectraLink anticipates, SpectraLink’s growth would be impeded and it would not be able to factor the related revenues into its growth in the future.

•	The risk of business interruption arising from SpectraLink’s dependence on its manufacturing facility located in Boulder, Colorado, and the business relationship SpectraLink has with Offshore Group to use a facility in Empalme, Sonora, Mexico which provides assembly services. SpectraLink is highly dependent on its Boulder, Colorado manufacturing facility, which is home to the majority of SpectraLink’s manufacturing operations. SpectraLink is also highly dependent upon its business relationship with Offshore Group to provide management services and a facility located in Empalme, Sonora, Mexico which assembles SpectraLink’s products. Any event that may disrupt or indefinitely discontinue either of the facilities’ capacity to manufacture, assemble and repair SpectraLink’s products could greatly impair SpectraLink’s ability to generate revenues, fulfill orders and attain financial goals. For instance, SpectraLink may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

•	SpectraLink faces increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for SpectraLink’s systems include product functionality and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, distribution channels, and the effectiveness of marketing and sales efforts. Most of SpectraLink’s competitors have significantly greater financial, technical, research and development, and marketing resources than SpectraLink. As a result, SpectraLink’s competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than SpectraLink. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems, such as Alcatel or Cisco Systems, all of which manufacture and sell enterprise telephone systems. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems or Symbol Technologies, all of which provide 802.11 wireless infrastructure and wireless telephones. Because SpectraLink focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that SpectraLink will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with a SpectraLink Wireless Telephone System. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full functionality provided by a SpectraLink Wireless Telephone System.

•	SpectraLink’s ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, SpectraLink must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size, and maintain cost-effectiveness. SpectraLink’s success is also dependent on its ability to develop new products for existing and emerging wireless communications markets, and to introduce such products in a timely manner. Due to the competitive nature of SpectraLink’s business, any delay in the commercial availability of new products could materially and adversely affect SpectraLink’s business, reputation, and operating results. In addition, if SpectraLink is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis, SpectraLink’s future operating results would be materially and adversely affected.

•	SpectraLink’s reliance on sole or limited sources of supply for many components and equipment used in its manufacturing process. SpectraLink relies on sole or limited sources of supply for many components and equipment used in its manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment could interrupt SpectraLink’s manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent SpectraLink from decreasing its reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and the financial performance of SpectraLink.

•	SpectraLink’s ability to attract and retain personnel, including key technical and management personnel. Much of the future success of SpectraLink depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that SpectraLink will be able to successfully retain and attract the key personnel it needs. Many of SpectraLink’s key personnel receive a total compensation package that includes stock options and other equity awards. New regulations, volatility in the stock market and other factors could diminish the value of SpectraLink’s equity awards, putting SpectraLink at a competitive disadvantage or forcing SpectraLink to use more cash compensation.

•	The historic volatility of SpectraLink’s stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of SpectraLink’s common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12-month period ended June 30, 2003, the closing price of SpectraLink’s common stock has ranged from a high of $11.15 per share to a low of $4.45 per share. Many factors could cause the market price of SpectraLink’s common stock to fluctuate, including:
•	variations in SpectraLink’s actual or anticipated quarterly or annual results;
•	market conditions in SpectraLink’s industry, the industries of SpectraLink’s customers and the economy as a whole;
•	announcements of technological innovations by SpectraLink or by its competitors;
•	introduction of new products or product enhancements or new pricing policies by SpectraLink or by its competitors;
•	acquisitions or strategic alliances by SpectraLink or by its competitors;
•	recruitment or departure of key personnel;
•	the gain or loss of significant orders;
•	changes in the market valuations of other telecommunications companies;
•	the amount of liquid financial resources available to SpectraLink;
•	the gain or loss of significant customers; and
•	changes in the estimates of SpectraLink’s operating performance or changes in recommendations by securities analysts.

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

•	SpectraLink’s reliance on a limited number of significant customers. A portion of SpectraLink’s revenue has been derived from a limited number of customers. Sales to one customer represented approximately 10% of SpectraLink’s revenue during the three months ended June 30, 2003. SpectraLink also has experienced quarter-to-quarter variability in sales to each of its major customers and expects this pattern to continue in the future.

•	Changes in rules and regulations of the FCC and other wireless regulatory agencies. The wireless communications industry, regulated by the Federal Communications Commission (FCC) in the United States and similar government agencies in other countries, is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact SpectraLink’s operations in the United States and internationally.

•	SpectraLink’s ability to protect its intellectual property rights. SpectraLink’s future success depends, in part, upon its proprietary technology. SpectraLink relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect its proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. There can be no assurance that SpectraLink’s pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. If challenged, SpectraLink’s patents might not be upheld or their claims could be narrowed. If SpectraLink fails to protect its proprietary rights adequately, SpectraLink’s competitors might gain access to SpectraLink’s technology. As a result, SpectraLink’s competitors might offer similar products and SpectraLink might not be able to compete successfully in its market. Moreover, despite SpectraLink’s efforts to protect its proprietary rights, unauthorized parties may copy aspects of SpectraLink’s products and obtain and use information that SpectraLink regards as proprietary. Also, SpectraLink’s competitors may independently develop similar, but not infringing, technology, duplicate SpectraLink’s products, or design around SpectraLink’s patents or its other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with SpectraLink, and SpectraLink may not be able to enforce its rights in the event of these breaches. Furthermore, SpectraLink expects that it will increase its international operations in the future, and the laws of many foreign countries do not protect SpectraLink’s intellectual property rights to the same extent as the laws of the United States. SpectraLink may be required to spend significant resources to monitor and protect its intellectual property rights. Any litigation surrounding SpectraLink’s rights could force SpectraLink to divert important financial and other resources from its business operations.

•	The assertion of intellectual property infringement claims against SpectraLink. SpectraLink’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. SpectraLink cannot be certain that its products do not and will not infringe upon issued patents, patents to be issued in the future, or other intellectual property rights of others. SpectraLink may in the future be notified that it is infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against SpectraLink or unresolved notices that SpectraLink is infringing upon intellectual property rights of others, there can be no assurance that infringement claims will not occur in the future. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to SpectraLink. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce SpectraLink’s intellectual property rights, or to protect SpectraLink’s trade secrets. SpectraLink may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources. If it were determined that SpectraLink’s products infringe upon the intellectual property rights of others, SpectraLink would need to obtain licenses from these parties or reengineer its products in order to avoid infringement. SpectraLink might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer its products successfully. Moreover, if SpectraLink is sued for infringement and loses the suit, it could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause SpectraLink to incur significant costs and prevent it from selling its products.

•	SpectraLink’s reliance on its 802.11b technology partners to continue to provide the wireless local area network for SpectraLink’s NetLink product, and to provide access points which support SpectraLink Voice Priority. In the absences of a wireless voice prioritization standard, SpectraLink relies on 802.11b technology partners, such as Proxim, Symbol Technologies, and Cisco Systems to continue to provide wireless local area network support for SpectraLink’s NetLink product and to provide access points that support SpectraLink Voice Priority. If any of SpectraLink’s technology partners fails to provide voice

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

For example, historically SpectraLink has not operated with a significant order backlog and a substantial portion of SpectraLink’s revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, SpectraLink’s revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short-term and are based in large part on these estimates, and if orders and revenue do not meet expectations, SpectraLink’s revenues, gross margins and operating results could be materially adversely affected.

•	SpectraLink’s revenue and earnings are highly seasonal. Seasonality and other factors cause significant quarterly fluctuations in SpectraLink’s revenue and net income. SpectraLink’s business is highly seasonal. This causes significant quarterly fluctuations in SpectraLink’s financial results. Revenue and operating results are usually strongest during the second and fourth fiscal quarters.

•	Recently enacted and proposed changes in securities laws and regulations are likely to increase SpectraLink’s costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, requires changes in some of SpectraLink’s corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the Nasdaq National Market has proposed revisions to its requirements for companies, such as SpectraLink, that are Nasdaq-listed. SpectraLink expects these developments to increase SpectraLink’s legal and financial compliance costs, and to make some activities like SEC reporting obligations, more difficult. In addition, SpectraLink expects these developments to make it more difficult and more expensive for SpectraLink to obtain director and officer liability insurance, and SpectraLink may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for SpectraLink to attract and retain qualified members of SpectraLink’s board of directors, particularly to serve on SpectraLink’s audit committee, and qualified executive officers. SpectraLink is presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs SpectraLink may incur as a result.

•	Because many of SpectraLink’s current and planned products are or will be highly complex, they may contain defects or errors that are detectable only after deployment in complex networks and which, if detected, could have a negative effect on SpectraLink’s business, operating results or financial condition. Many of SpectraLink’s complex products can only be fully tested when deployed in commercial networks. As a result, end-users may discover defects or errors or experience breakdowns in their networks after the products have been deployed. If any of these products contains defects, or has reliability, quality or compatibility problems, SpectraLink’s reputation might be damaged significantly and customers might be

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

•	If SpectraLink experiences warranty failure that indicates either manufacturing or design deficiencies, SpectraLink may be required to recall units in the field and/or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such warranty failures, SpectraLink’s business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. End-users have discovered errors in SpectraLink’s products in the past and may discover errors in SpectraLink’s products in the future. In addition, if SpectraLink’s costs of remediating problems experienced by SpectraLink’s customers exceed SpectraLink’s warranty reserves, these costs may adversely affect SpectraLink’s operating results. Consequently, SpectraLink’s warranty failure could have a material adverse impact on SpectraLink’s operations and financial results.

Item 4	Controls and Procedures

     The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. SpectraLink’s Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of SpectraLink’s disclosure controls and procedures by SpectraLink’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, that SpectraLink’s disclosure controls and procedures were effective for this purpose.

     During the second quarter of fiscal 2003, there have been no changes in SpectraLink’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, SpectraLink’s internal control over financial reporting.

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

     The Kerns and Molieri purported class actions were consolidated, and the plaintiffs filed a Consolidated Amended Complaint. In January of 2003, the Court denied a motion to dismiss that amended pleading, and discovery has recently commenced. The Court has now certified a class of all purchasers of publicly traded common stock of SpectraLink from April 19, 2001 through January 11, 2002, inclusive.

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action recently filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. Defendants intend to move to dismiss the amended and corrected Elennis complaint.

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

     SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

Item 4	Submission of Matters to a Vote of Security Holders

At SpectraLink’s Annual Meeting of Stockholders held May 22, 2003, the following proposal was adopted by the margins indicated.

1.	To elect a board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares

	Voted For	Withheld

Bruce M. Holland	13,620,626	3,788,560
Carl D. Carman	14,964,254	2,444,932
Anthony V. Carollo, Jr.	16,569,962	839,224
Burton J. McMurtry	14,954,054	2,455,132

2.	To ratify the selection of KPMG LLP, independent public accountants, as auditors for SpectraLink for the fiscal year ending December 31, 2003. Number of shares voted: For 16,507,347; Against 895,012; Abstain 6,827.

Item 6	Exhibits and Reports on Form 8-K

     (a)  Exhibits

The following exhibits are filed herewith:

Exhibit Number	Exhibit Title

10.16†	Lease Agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company.*
10.17†	Lease Agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company.*
10.18†	Lease Agreement dated April 15, 2003 between SpectraLink and 2545 Central, LLC.*
31.1†	Certification by Bruce M. Holland pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification by Nancy K. Hamilton pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certification by Bruce M. Holland pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†*	Certification by Nancy K. Hamilton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of SpectraLink Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Exhibits filed with SpectraLink’s 2002 Form 10-K constitute those exhibits currently required to be on file. The reader should refer to the 2002 Form 10-K under Part III, Item 15, for a list of those exhibits.

     (b)  Reports on Form 8-K

SpectraLink filed a Current Report on Form 8-K on April 23, 2003. This Form 8-K reported information under Item 9 “Regulation FD Disclosure,” that was intended to be furnished under “Item 12. Results of Operations and Financial Condition” in accordance with SEC Release No. 33-8216. This filing included SpectraLink’s earnings press release for the three months ended March 31, 2003, and the script used by SpectraLink executives on the conference call explaining the quarterly results. The information furnished under that Form 8-K was intended to be furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any filing of SpectraLink under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date of that Form 8-K and irrespective of any general incorporation language in any filings.

SPECTRALINK CORPORATION
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	By:	/s/ NANCY K. HAMILTON Nancy K. Hamilton, Principal Financial and Accounting Officer and on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.16†	Lease Agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company.*
10.17†	Lease Agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company.*
10.18†	Lease Agreement dated April 15, 2003 between SpectraLink and 2545 Central, LLC.*
31.1†	Certification by Bruce M. Holland pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification by Nancy K. Hamilton pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certification by Bruce M. Holland pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†*	Certification by Nancy K. Hamilton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of SpectraLink Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.