Form 10-Q
period 2003-09-30
SPECTRALINK CORP
filed 2003-11-13
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable only to corporate issuers:

As of October 31, 2003, there were 18,790,155 shares outstanding of SpectraLink Corporation’s Common Stock - par value $0.01.

SPECTRALINK CORPORATION AND SUBSIDIARY
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,002	$44,211
Trade accounts receivable, net of allowance of $341 and $311, respectively	13,234	11,143
Income taxes receivable	1,192	105
Inventory, net of allowance of $627 and $651, respectively	7,473	7,449
Other	1,941	1,773

Total current assets	73,842	64,681
PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	2,288	1,632
Equipment	8,862	7,240
Leasehold improvements	977	865

	12,127	9,737
Less – accumulated depreciation	(8,086)	(7,224)

Net property and equipment	4,041	2,513
OTHER	502	397

TOTAL ASSETS	$78,385	$67,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,487	$1,023
Accrued payroll, commissions and employee benefits	2,617	2,069
Accrued sales, use and property taxes	640	512
Accrued warranty expenses	411	274
Other accrued expenses and liabilities	2,265	1,564
Deferred revenue	6,258	5,281

Total current liabilities	13,678	10,723
LONG-TERM LIABILITIES	266	178

TOTAL LIABILITIES	13,944	10,901

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,697 and 22,130 shares issued, respectively, and 18,768 and 18,648 shares outstanding, respectively	226	221
Additional paid-in capital	69,564	63,763
Retained earnings	24,045	18,412
Treasury stock, 3,929 shares and 3,482 shares, respectively, at cost	(29,394)	(25,706)

TOTAL STOCKHOLDERS’ EQUITY	64,441	56,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,385	$67,591

The accompanying notes to condensed financial statements are an integral part of these condensed consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

SALES:
Product Sales, net	$14,500	$11,958	$40,672	$35,349
Service Sales	3,843	3,359	10,875	9,066

Net Sales	18,343	15,317	51,547	44,415
COST OF SALES:
Cost of Product Sales	4,164	3,491	11,644	10,836
Cost of Service Sales	1,883	1,875	5,193	4,780

Total Cost of Sales	6,047	5,366	16,837	15,616

Gross Profit	12,296	9,951	34,710	28,799
OPERATING EXPENSES:
Research and Development	1,908	1,622	5,912	4,764
Marketing and Selling	5,775	5,098	16,879	15,586
General and Administrative	1,009	917	3,066	2,874

Total Operating Expenses	8,692	7,637	25,857	23,224

INCOME FROM OPERATIONS	3,604	2,314	8,853	5,575

INVESTMENT INCOME AND OTHER:
Interest Income	96	167	334	484
Other Income (Expense), net	(29)	(24)	(102)	(46)

Total Investment Income and Other	67	143	232	438

INCOME BEFORE INCOME TAXES	3,671	2,457	9,085	6,013
INCOME TAX EXPENSE	1,395	934	3,452	2,285

NET INCOME	$2,276	$1,523	$5,633	$3,728

BASIC EARNINGS PER SHARE (Note 4)	$0.12	$0.08	$0.30	$0.20

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,530	18,910	18,490	19,050

DILUTED EARNINGS PER SHARE (Note 4)	$0.12	$0.08	$0.30	$0.19

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,500	19,110	19,020	19,340

The accompanying notes to condensed financial statements are an integral part of these condensed consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,633	$3,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	862	826
Income tax benefit from the exercise of stock options	1,374	184
Provision for bad debts	34	209
Provision for excess and obsolete inventory	474	163
Amortization of premium on investments in marketable securities	—	4
Changes in assets and liabilities -
(Increase) decrease in trade accounts receivable	(2,125)	1,952
Increase in inventory	(498)	(208)
(Increase) decrease in other assets and income taxes receivable	(1,360)	1,755
Increase in accounts payable	464	11
Increase in accrued liabilities, income taxes payable and deferred revenue	2,462	1,363

Net cash provided by operating activities	7,320	9,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,262)	(673)
Maturity of investments in marketable securities	—	1,000

Net cash (used in) provided by investing activities	(2,262)	327

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligation	(11)	—
Proceeds from exercises of common stock options	4,135	920
Proceeds from issuances of common stock	297	311
Purchases of treasury stock	(3,688)	(6,619)

Net cash provided by (used in) financing activities	733	(5,388)

INCREASE IN CASH AND CASH EQUIVALENTS	5,791	4,926
CASH AND CASH EQUIVALENTS, beginning of period	44,211	37,242

CASH AND CASH EQUIVALENTS, end of period	$50,002	$42,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,171	$113

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under long-term obligation	$128	$—

The accompanying notes to condensed financial statements are an integral part of these condensed consolidated statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

1. Basis of Presentation

     The accompanying condensed consolidated financial statements as of September 30, 2003 and December 31, 2002, and for the three and nine months ended September 30, 2003 and 2002, have been prepared from the books and records of SpectraLink Corporation and SpectraLink International Corporation (together “SpectraLink” or “the Company”) and are unaudited. In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the periods ended September 30, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2002, which are included in SpectraLink’s Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in SpectraLink’s annual financial statements.

2. Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion (APB) No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”. Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for stock options and similar equity instruments. As allowed by SFAS 123, the Company has continued to apply APB No. 25 to account for its employee stock based compensation plans and has adopted the disclosure requirements of SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS 123. Had the Company determined compensation expense for its stock-based compensation plans based on fair value at the date of grant under SFAS 123, the Company’s consolidated net income, and basic and diluted earnings per share, would have been the pro forma amounts as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
Net Income, as reported	$2,276	$1,523	$5,633	$3,728
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(579)	(741)	(1,748)	(2,291)
Compensation expense for the stock purchase plan	(41)	(43)	(122)	(139)
Net Income, pro forma	$1,656	$739	$3,763	$1,298
Earnings Per Share:
Basic – as reported	$0.12	$0.08	$0.30	$0.20
Basic – pro forma	$0.09	$0.04	$0.20	$0.07
Diluted – as reported	$0.12	$0.08	$0.30	$0.19
Diluted – pro forma	$0.09	$0.04	$0.20	$0.07

3. Inventory

     Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory as of September 30, 2003 and December 31, 2002, consisted of the following:

	September 30,	December 31,

	2003	2002

	(In thousands)
Raw materials	$2,890	$2,630
Work in progress	7	—
Finished goods	4,576	4,819

	$7,473	$7,449

4. Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they were anti-dilutive, totaled 67,265 and 1,869,546 for the three months ended September 30, 2003 and 2002, respectively, and 277,542 and 1,358,866 for the nine months ended September 30, 2003 and 2002, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

			Three Months Ended September 30,
			(In thousands, except per share amounts)
		2003			2002

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS—	$2,276	18,530	$0.12	$1,523	18,910	$0.08
Effect of dilutive securities:
Stock purchase plan	—	13	—	—	17	—
Stock options outstanding	—	957	—	—	183	—

Diluted EPS—	$2,276	19,500	$0.12	$1,523	19,110	$0.08

			Nine Months Ended September 30,
			(In thousands, except per share amounts)
		2003			2002

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS—	$5,633	18,490	$0.30	$3,728	19,050	$0.20
Effect of dilutive securities:
Stock purchase plan	—	16	—	—	18	—
Stock options outstanding	—	514	—	—	272	(0.01)

Diluted EPS—	$5,633	19,020	$0.30	$3,728	19,340	$0.19

5. Product Warranties

     The Company provides warranties against defects in materials and workmanship for products for periods ranging from 90 days to 15 months, but in limited cases up to 18 months. At the time the product is shipped, the Company establishes a provision for estimated expenses of providing service under these warranties based on historical warranty experience. A summary of activity for accrued product warranty and service is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Beginning Balance Accrued Product Warranty Expenses	$404	$289	$274	$278
Additions to the accrual for product warranties	143	120	526	562
Payments made in cash or in kind	(136)	(109)	(389)	(540)

Ending Balance Accrued Product Warranty Expenses	$411	$300	$411	$300

6. Advertising Costs

     The Company expenses all advertising costs as they are incurred. Advertising expense for the three months ended September 30, 2003 and 2002, were approximately $187,000 and $118,000, respectively, and $505,000 and $309,000 for the nine months ended September 30, 2003 and 2002, respectively.

7. Stockholders’ Equity

     In the third quarter of 2003, SpectraLink did not repurchase any shares of outstanding common stock. During the third quarter of 2002, 310,300 shares were repurchased at a cost of $2,122,000. For the nine months ended September 30, 2003, SpectraLink repurchased 447,100 shares of outstanding common stock (now classified as treasury stock) at a cost of $3,688,000, and during the nine months ended September 30, 2002, 771,300 shares were repurchased at a cost of $6,619,000.

8. Legal Proceedings

     On January 14, 2002, SpectraLink issued a press release announcing preliminary financial results for the fourth quarter of 2001 and revising downward its projections for year 2002. Shortly after the press release, the Company’s stock price declined and the Company and certain of its officers and directors were named as defendants in four lawsuits filed between February 7, 2002 and March 6, 2002, three of which were filed in the United States District Court for the District of Colorado and one of which was filed in the Colorado District Court for the City and County of Denver. In each of the lawsuits, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims either on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002, or in the case of two of the lawsuits (one filed in the United States District Court and one in the Colorado District Court), derivatively on behalf of SpectraLink. Two of the lawsuits filed in the United States District contained essentially identical claims alleging that SpectraLink and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, accompanied by insider stock sales made in the months prior to the decline in the price of SpectraLink’s stock after the January 14, 2002 press release. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

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

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. Defendants moved to dismiss the amended and corrected Elennis complaint, which motion is currently pending.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECTRALINK CORPORATION AND SUBSIDIARY

     This Form 10-Q contains forward-looking statements within the context of Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties which are described in this report. The actual results that SpectraLink achieves may differ materially from those described in any forward-looking statement due to such risks and uncertainties. SpectraLink has identified by *bold face* various sentences within this Form 10-Q which are believed to contain forward-looking statements. Additionally, words such as “believes”, “anticipates”, “expects”, “intends”, “could”, “might”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. SpectraLink undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Business Description

     SpectraLink commenced operations in April 1990 to design, manufacture and sell workplace wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink Wireless Telephone Systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. SpectraLink’s primary sales efforts are currently focused on home improvement, grocery stores and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing and service facilities, corporate offices and government and education facilities. SpectraLink sells its systems in the United States, Canada, Europe and Asia/Pacific through its direct sales force, telecommunications equipment distributors, and certain specialty dealers. Effective December 23, 1999, SpectraLink incorporated SpectraLink International Corporation in Delaware, as a wholly owned subsidiary of SpectraLink.

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

     SpectraLink believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue Recognition. Most of SpectraLink’s sales are generated from contractual arrangements, which require SpectraLink’s revenue recognition policy to follow very specific and detailed guidelines in measuring revenue and determining the periods that the related revenue should be recorded, however, certain judgments affect the application of SpectraLink’s revenue policy, particularly in the area of collectibility. The assessment of collectibility is particularly critical in determining whether revenues should be recognized in the current market environment. As part of the revenue recognition policy, SpectraLink determines whether collectibility on its customers is reasonably assured based on various factors, including whether there has been deterioration in the credit quality of its customers that could result in SpectraLink being unable to collect. SpectraLink will defer revenue and related costs if SpectraLink is uncertain as to whether collectibility is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause SpectraLink’s operating results to vary significantly from quarter to quarter and could result in operating losses.

•	Allowance for Doubtful Accounts. SpectraLink is required to estimate the collectibility of its trade accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including current creditworthiness of each customer and related aging of past due balances. SpectraLink maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. At September 30, 2003 and December 31, 2002, the allowance for uncollectible accounts was $341,000 and $311,000, respectively. Additional allowances may be required if the financial condition of SpectraLink’s customers were to deteriorate, resulting in an impairment of their ability to make payments. If actual losses are significantly greater than the reserves that SpectraLink has established, SpectraLink’s expenses will increase and its reported income will decrease.

•	Accrued Product Warranty Expenses. SpectraLink provides for the estimated cost of product warranties at the time revenue is recognized. SpectraLink engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. At September 30, 2003 and December 31, 2002, the accrual for warranty expenses was $411,000 and $274,000, respectively. Product failure rates, material usage and service delivery costs incurred in correcting a product failure affect SpectraLink’s warranty obligation. Revisions to the estimated warranty liability would be required should actual product failure rates, material usage or service delivery costs differ from SpectraLink’s estimates. If actual returns are significantly greater than the reserves that SpectraLink has established, the actual results will decrease SpectraLink’s future reported earnings.

•	Reserve for Inventory. SpectraLink writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. At September 30, 2003 and December 31, 2002, the reserve for inventory was $627,000 and $651,000, respectively. Additional inventory write-downs may be required if actual market conditions are less favorable than those projected by management.

•	Income Taxes –Valuation Allowances. SpectraLink may record a valuation allowance to reduce its deferred tax assets to an amount that is estimated to be more likely than not that such amounts will not be realized. As of September 30, 2003 and December 31, 2002, there was no valuation allowance for deferred tax assets as it was more likely than not that such amounts would be realized. SpectraLink considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

Results of Operations

     The following table sets forth unaudited results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, as a percentage of net sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Product Sales, net	79.0%	78.0%	78.9%	79.6%
Service Sales	21.0%	22.0%	21.1%	20.4%
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Product Sales	22.7%	22.8%	22.6%	24.4%
Cost of Service Sales	10.3%	12.2%	10.1%	10.8%
Total Cost of Sales	33.0%	35.0%	32.7%	35.2%
Gross Profit	67.0%	65.0%	67.3%	64.8%
Operating Expenses:
Research and Development	10.4%	10.6%	11.5%	10.7%
Marketing and Selling	31.5%	33.3%	32.7%	35.1%
General and Administrative	5.5%	6.1%	5.9%	6.5%
Total Operating Expenses	47.4%	50.0%	50.1%	52.3%
Income from Operations	19.6%	15.0%	17.2%	12.5%
Investment Income and Other, net	0.4%	1.0%	0.4%	1.0%
Income Before Income Taxes	20.0%	16.0%	17.6%	13.5%
Income Tax Expense	7.6%	6.1%	6.7%	5.1%
Net Income	12.4%	9.9%	10.9%	8.4%

SPECTRALINK CORPORATION AND SUBSIDIARY
Three and Nine Months Ended September 30, 2003 and 2002

Product Sales, net. SpectraLink derives its product revenue principally from the sale of wireless, on-premises telephone systems. Product sales for the three months ended September 30, 2003, increased by 21.3% to $14,500,000 from $11,958,000 for the same period last year. Product sales for the nine months ended September 30, 2003, increased by 15.1% to $40,672,000 from $35,349,000 for the same period last year. The increase in product sales was mainly due to SpectraLink’s increased product sales through distributors and dealers, and increased penetration in the commercial markets.

Service Sales. SpectraLink derives its service revenue principally from the installation and service of wireless, on-premises telephone systems. Service sales for the three months ended September 30, 2003, increased by 14.4% to $3,843,000 from $3,359,000 for the same period last year. Service sales for the nine months ended September 30, 2003, increased by 20.0% to $10,875,000 from $9,066,000 for the same period last year. The increase in service sales was mainly due to increased revenue from maintenance contracts relating to products previously sold to a larger install base of customers, which continue to use our products. Service sales also increased due to additional time and material service repairs.

The customer mix shows a relatively equal decrease in the percentage of direct sales compared to the increase in the percentage of indirect sales for the three months and nine months ended September 30, 2003 and 2002 for many reasons one of which is because SpectraLink has continued to enter into agreements with additional distributors. The following table details the sales to different customer types as a percentage of total net sales:

	Customer Mix Table
	(As a Percentage of Net Sales)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Customer Type:
Indirect Sales	55.6%	45.9%	54.6%	46.3%
Direct Sales	23.4%	32.1%	24.3%	33.3%
Service Sales	21.0%	22.0%	21.1%	20.4%

Total Net Sales	100.0%	100.0%	100.0%	100.0%

The Company had sales to major customers which individually comprised more than 10% of total net sales for either the three or nine months ended September 30, 2003. The following table summarizes sales to major customers:

	Sales to Major Customers
	(As a Percentage of Net Sales)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Customer Name:
Customer A:	10.0%	11.4%	9.3%	9.2%

Gross Profit. SpectraLink’s cost of sales consists primarily of direct material, direct labor, service expenses, and manufacturing overhead. Gross profit increased by 23.6% to $12,296,000 for the three months ended September 30, 2003, from $9,951,000 for the same period last year. Gross profit increased by 20.5% to $34,710,000 for the nine months ended September 30, 2003, from $28,799,000 for the same period last year. For the three months and nine months ended September 30, 2003, gross profit margin (gross profit as a percentage of net sales) increased to 67.0% from 65.0% and to 67.3% from 64.8%, respectively. The increase in gross profit margin as a percentage of net sales was mainly due to an increase in product sales compared to a proportionate decrease in service sales and lower material costs.

Research and Development. Research and development expenses consist primarily of employee costs, professional services and supplies necessary to develop, enhance and reduce the cost of SpectraLink’s systems. Research and development expenses increased by 17.6% to $1,908,000 for the three months ended September 30, 2003, from $1,622,000 for the same period last year, representing 10.4% and 10.6%, respectively, of net sales. Research and development expenses increased by 24.1% to $5,912,000 for the nine months ended September 30, 2003, from $4,764,000 for the same period last year, representing 11.5% and 10.7%, respectively, of net sales. SPECTRALINK EXPECTS THAT RESEARCH AND DEVELOPMENT EXPENSES WILL BE APPROXIMATELY 10% TO 12% OF NET SALES FOR FISCAL 2003. In both periods, SpectraLink incurred research and development expenses for new product development, improvements to existing products, and manufacturing process improvements. The increase in research and development expenses in dollars spent and as a percentage of net sales was due to an increase in headcount, which resulted from hiring additional personnel, increases in merit and the rising cost of employee benefits, as well as increased consulting fees, product design fees, tooling costs and miscellaneous parts and supplies associated with new products and enhancements to existing products.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, sales meetings and market research. Sales and marketing expenses increased by 13.3% to $5,775,000 for the three months ended September 30, 2003, from $5,098,000 for the same period last year, representing 31.5% and 33.3%, respectively, of net sales. Sales and marketing expenses increased by 8.3% to $16,879,000 for the nine months ended September 30, 2003, from $15,586,000 for the same period last year, representing 32.7% and 35.1%, respectively, of net sales. The increase in dollars spent for the three months ended September 30, 2003 was primarily due to an increase in salaries, as well as increases in marketing and promotion costs (including costs associated with launching SpectraLink’s new products), commissions, travel costs and sales meetings. The increase in dollars spent for the nine months ended September 30, 2003 was primarily due to an increase in salaries and employee benefits to hire and retain personnel, marketing and promotion costs, and professional fees. These increases were partially offset by decreases in travel and sales meetings. The decrease in percent of sales for the three months and nine months ending September 30, 2003 was due to economies of scale resulting from increased sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services. General and administrative expenses increased by 10.0% to $1,009,000 for the three months ended September 30, 2003, from $917,000 for the same period last year, representing 5.5% and 6.1%, respectively, of net sales. General and administrative expenses increased by 6.7% to $3,066,000 for the nine months ended September 30, 2003, from $2,874,000 for the same period last year, representing 5.9% and 6.5%, respectively, of net sales. The increase in dollars spent was primarily due to increasing SpectraLink’s infrastructure to support future growth, which resulted in increased salaries and employee benefits to hire and retain personnel, as well as professional fees, insurance and amounts spent on other corporate matters related to Sarbanes-Oxley legislation. The increase was partially offset by a decrease in legal fees related to legal proceedings as SpectraLink met its insurance deductible and a decrease in bad debt expense. The decrease as a percentage of sales was due to economies of scale resulting from increased sales.

Investment Income and Other (Net). Investment income is the result of SpectraLink’s investments in money market, investment-grade debt securities, government securities, and corporate bonds. Investment income and other decreased by 53.1% to $67,000 for the three months ended September 30, 2003, from $143,000 for the same period last year, representing 0.4% and 1.0%, respectively, of net sales. Investment income and other decreased by 47.0% to $232,000 for the nine months ended September 30, 2003, from $438,000 for the same period last year, representing 0.4% and 1.0%, respectively, of net sales. The decrease in investment income and other was primarily due to a decrease in interest rates in 2003.

Income Tax. SpectraLink’s income tax expense was $1,395,000 for the three months ended September 30, 2003, compared to $934,000 for the same period last year, and $3,452,000 for the nine months ended September 30, 2003 compared to $2,285,000 for the same period last year. The increase was primarily related to increased sales and income from the operations of SpectraLink.

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

Liquidity and Capital Resources

     Since its inception, SpectraLink has funded its operations with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of September 30, 2003, SpectraLink had $50,002,000 of cash and cash equivalents.

     For the nine months ended September 30, 2003, SpectraLink generated cash from operations of $7,320,000, consisting principally of net income of $5,633,000, and increases in income tax benefit from exercises of stock options, increases in accounts payable, accrued liabilities, and deferred revenue and was offset by increases in trade accounts receivable, inventory, other assets and income tax receivable. Investing activities used cash of $2,262,000 for purchases of property and equipment. SpectraLink generated $733,000 of cash in financing activities during the nine months ended September 30, 2003, which was a direct result of proceeds of $4,432,000 received from stock option exercises and issuances of common stock. This cash inflow was offset by the cash used to purchase 447,100 shares of its outstanding common stock (now classified as treasury stock) at a cost of $3,688,000.

     As of September 30, 2003, SpectraLink had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. Stockholders’ equity at September 30, 2003, was $64,441,000, which represented 82.2% of total assets.

     As of September 30, 2003, SpectraLink had working capital of $60,164,000 compared to $53,958,000 at December 31, 2002. The increase in working capital occurred primarily due to an increase in cash and cash equivalents, along with trade accounts receivable, income taxes receivable and is offset by increases in accrued payroll, commissions and employee benefits, other accrued expenses and deferred revenue. As of September 30, 2003, SpectraLink’s current ratio (ratio of current assets to current liabilities) was 5.40:1, compared with a current ratio of 6.03:1 as of December 31, 2002.

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

Recently Issued Accounting Pronouncements

     SpectraLink was required to adopt EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” for the quarter ending September 30, 2003. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of this EITF did not have an effect on the consolidated results of operations or financial position of SpectraLink.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of SpectraLink due to adverse changes in financial and commodity market prices and rates. SpectraLink is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. As of September 30, 2003, SpectraLink has not used derivative instruments or engaged in hedging activities, and is not currently impacted by fluctuations in foreign currency exchange rates.

Interest Rate Risk

     As part of SpectraLink’s cash management strategy, at September 30, 2003, SpectraLink had cash and cash equivalents of $50,002,000 mainly in the form of bank demand deposits and money market accounts. SpectraLink has completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% point increase in interest rates. If market interest rates had increased or decreased 1% point during the nine months ended September 30, 2003, SpectraLink’s interest income would have increased or decreased by approximately $353,000. This is only an estimate. Any actual loss due to an increase or decrease in interest rates could differ from this estimate.

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

•
The continuing economic slowdown in some sectors of our target customer market, adversely impacts their information technology spending and SpectraLink’s business. SpectraLink’s business has been adversely impacted by the continuing general economic slowdown in some sectors of our target customer market within the United States and worldwide, because the slowdown has resulted in a decline in their information technology spending. Consumers of information technology in some of these sectors continue to defer, and in some cases cancel, their purchase decisions. SpectraLink’s operating results have been adversely affected as a result. SpectraLink expects the economic slowdown to continue to adversely impact its business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices, fewer large orders from a single customer and reduced revenues.

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

•
SpectraLink’s reliance on a limited number of significant customers. A portion of SpectraLink’s revenue has been derived from a limited number of customers. Sales to one customer represented approximately 10% of SpectraLink’s revenue during the three months ended September 30, 2003. SpectraLink also has experienced quarter-to-quarter variability in sales to each of its major customers and expects this pattern to continue in the future.

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

•
SpectraLink’s ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, SpectraLink must:

•	develop or gain access to new technologies in order to increase product performance and functionality, reduce product size, and maintain cost-effectiveness;

•	develop new products for existing and emerging wireless communications markets, and introduce such products in a timely manner;

•	implement emerging wireless standards quickly enough to satisfy market demands and without significant product redesign;

•	develop or obtain access to advanced wireless networking capabilities as they become available; and

•	design, develop and introduce competitive new products on a timely basis.

Due to the competitive nature of SpectraLink’s business, any failure by SpectraLink to meet these challenges could materially and adversely affect SpectraLink’s business, reputation, and operating results

•
SpectraLink’s ability to attract and retain personnel, including key technical and management personnel. Much of the future success of SpectraLink depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that SpectraLink will be able to successfully retain and attract the key personnel it needs. Many of SpectraLink’s key personnel receive a total compensation package that includes stock options and other equity awards. New regulations, volatility in the stock market and other factors could diminish the value of SpectraLink’s equity awards, putting SpectraLink at a competitive disadvantage or forcing SpectraLink to use more cash compensation.

•
SpectraLink might not be able to execute on its business plan if it loses key management or technical personnel, on whose knowledge, leadership and technical expertise it relies, or if new members of SpectraLink’s management team fail to work effectively together. SpectraLink’s success depends heavily upon the contributions of its key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with SpectraLink for several years and have developed specialized knowledge and skills relating to its technology and business. Others have been promoted within, or have newly joined, senior management roles only recently. For example, in September 2003, John Elms, SpectraLink’s Vice President of Operations, was promoted to President and Chief Executive Officer, while Bruce Holland, the former President and Chief Executive Officer, has continued with SpectraLink as Chairman of the Board. Additionally, in October 2003, SpectraLink hired John Kelley as Vice President of Operations. SpectraLink’s success depends in part upon the ability of new executives to work effectively together and with the rest of SpectraLink’s employees to continue to develop its technology and manage the operation and growth of SpectraLink’s business. All of SpectraLink’s executive officers and key personnel are employees at will. SpectraLink has no employment contracts and does not maintain key person insurance on any of its personnel. SpectraLink might not be able to execute on its business plan if it were to lose the services of any of its key personnel. If any of these individuals were to leave SpectraLink unexpectedly, SpectraLink could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

•
The ability of SpectraLink to develop and introduce new products and transition existing products. SpectraLink’s development efforts may not lead to the successful introduction of new or improved products. SpectraLink may encounter delays in deploying new or improved products. For instance, SpectraLink’s new products may not properly function with its customers’ existing telephone systems or SpectraLink’s new products may contain defects or bugs. These incompatibilities, defects or bugs may not be detected until SpectraLink’s customers begin to install the products or thereafter. SpectraLink may need to modify the design of its new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures by SpectraLink as it seeks to remedy the problems, delays in the purchase of the products or cancelled orders. SpectraLink may also encounter delays in the manufacturing and production of the new products. Additionally, the new products may not be commercially successful. Demand for existing products may decrease upon the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products, even if newly introduced, until the new or improved versions of those products are available. If customer orders decrease or are delayed during the product transition, SpectraLink may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins. SpectraLink’s gross margins might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on SpectraLink’s business, operating results or financial condition.

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

•
The historic volatility of SpectraLink’s stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of SpectraLink’s common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12-month period ended September 30, 2003, the closing price of SpectraLink’s common stock has ranged from a high of $24.70 per share to a low of $4.45 per share. Many factors could cause the market price of SpectraLink’s common stock to fluctuate, including:

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

In addition, the stock market in general, and the market for technology-related stocks in particular, could decline, which could cause the market price of SpectraLink’s common stock to fall for reasons not necessarily related to SpectraLink’s business, results of operations or financial condition. The market price of SpectraLink’s stock also might decline in reaction to events that affect other companies in SpectraLink’s industry even if these events do not directly affect SpectraLink. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and SpectraLink has recently been sued in several purported securities class action lawsuits. Further, certain of SpectraLink’s management and directors have also been sued in purported shareholder derivative actions. Although SpectraLink believes that the lawsuits lack merit, due to inherent uncertainties in litigation, SpectraLink cannot accurately predict the outcome of this litigation. An adverse determination could have a significant effect upon SpectraLink’s business and materially affect the price of its stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will require SpectraLink to incur expenses and divert management’s attention and resources from other matters, which could also adversely affect SpectraLink’s business and the price of its stock.

ITEM 4. Controls and Procedures.

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

     During the third quarter of fiscal 2003, there have been no changes in SpectraLink’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, SpectraLink’s internal control over financial reporting.

Part II Other Information

     Item 1 Legal Proceedings

     On January 14, 2002, SpectraLink issued a press release announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. Shortly after the press release, the Company’s stock price declined and the Company and certain of its officers and directors were named as defendants in four lawsuits filed between February 7, 2002 and March 6, 2002, three of which were filed in the United States District Court for the District of Colorado and one of which was filed in the Colorado District Court for the City and County of Denver. In each of the lawsuits, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, seek to assert claims either on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002, or in the case of two of the lawsuits (one filed in the United States District Court and one in the Colorado District Court), derivatively on behalf of SpectraLink. Two of the lawsuits filed in the United States District contained essentially identical claims alleging that SpectraLink and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, accompanied by insider stock sales made in the months prior to the decline in the price of SpectraLink’s stock after the January 14, 2002 press release. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

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

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. Defendants have moved to dismiss the amended and corrected Elennis complaint, which motion is currently pending.

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

     SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits
The following exhibits are filed herewith:

Exhibit Number	Exhibit Title

31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification by Nancy K. Hamilton pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †*	Certification by Nancy K. Hamilton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Exhibits filed with SpectraLink’s 2002 Form 10-K constitute those exhibits currently required to be on file. The reader should refer to the 2002 Form 10-K under Part III, Item 15, for a list of those exhibits

(b)	Reports on Form 8-K

SpectraLink filed two Current Reports on Form 8-K during the quarter ending September 30, 2003. The first Form 8-K, dated July 23, 2003, reported information under Item 9 “Regulation FD Disclosure,” that was intended to be furnished under “Item 12. Results of Operations and Financial Condition” in accordance with SEC Release No. 33-8216. This filing included SpectraLink’s earnings press release for the six months ended June 30, 2003, and the script used by SpectraLink executives on the conference call explaining the quarterly results. The information furnished under that Form 8-K was intended to be furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any filing of SpectraLink under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date of that Form 8-K and irrespective of any general incorporation language in any filings.

The second Form 8-K, dated August 21, 2003, reported information under Item 5 “Other Events” concerning the announcement that: John H. Elms, Vice President of Operations of SpectraLink for the past four years, assumed the position of President and Chief Executive Officer on September 1, 2003 and Mr. Elms also joined the Board of Directors; and Bruce Holland, President and CEO, up to September 1, 2003, and a founder of SpectraLink, would continue with SpectraLink as Chairman of the Board.

SPECTRALINK CORPORATION
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003

By: /s/ NANCY K. HAMILTON

Nancy K. Hamilton, Principal Financial and Accounting Officer and on behalf of the Registrant

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification by Nancy K. Hamilton pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †*	Certification by Nancy K. Hamilton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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