Form 10-K
period 2003-12-31
SPECTRALINK CORP
filed 2004-03-11
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
or
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Common Stock, $.01 par value per share
(Title of class)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last day of the registrant’s most recently completed second fiscal quarter, or June 30, 2003, was approximately: $93,101,882.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 18,933,071 shares of common stock, $.01 par value per share, were outstanding as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the issuer’s definitive proxy statement or in an amendment to this report on Form 10K/A to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer’s fiscal year.

Special Note Regarding Forward-Looking Statements

     Certain statements in this Form 10-K, as well as statements made by SpectraLink in periodic press releases, oral statements made by SpectraLink’s officials to analysts and stockholders in the course of presentations about SpectraLink, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as believes, anticipates, expects, intends, could, might, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These projections and forward-looking statements are based on assumptions, which are believed reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Accordingly, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements. Some of the important factors that could cause actual results to differ from any of these projections or other forward-looking statements are detailed below, and in other reports filed by SpectraLink under the Securities Exchange Act of 1934. Certain risks and uncertainties relating to forward-looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition” and in Item 7A under the caption “Forward-Looking Statement Factors”. SpectraLink undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as may be required under law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

PART I

Item 1. Business.

Overview

     SpectraLink Corporation (“SpectraLink” or the “Company”) was incorporated in Colorado in April 1990, and reincorporated in Delaware in March 1996. Effective December 23, 1999, SpectraLink incorporated SpectraLink International Corporation in Delaware as a wholly owned subsidiary of SpectraLink. SpectraLink designs, manufactures and sells workplace wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink Wireless Telephone Systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. The Wireless Telephone System uses a micro-cellular design and interfaces directly with a telephone system, such as a PBX, Centrex, or key/hybrid system. Because all calls are routed through the corporate phone system, there are no airtime charges incurred for SpectraLink’s customers on their wireless telephone system.

     SpectraLink’s product portfolio consists of two product categories differentiated by the wireless technology implemented: The Link Wireless Telephone System™ (Link WTS) and NetLink Wireless Telephones. Link WTS uses a proprietary radio infrastructure in the 902-928 MHz radio band, and targets organizations that require a dedicated wireless voice solution for their on-premises mobile workforce. The NetLink products operate over IEEE 802.11-compliant wireless local area networks (LANs) in the 2400-2483 MHz frequency band using Internet Protocol (IP) technology. NetLink products target organizations that want both a wireless voice and wireless data solution on a single network. SpectraLink also offers Open Application Interface (OAI) which enables standard-based, third-party software applications to be integrated with SpectraLink Wireless Handsets. Examples of such applications are nurse-call systems in hospital wards, inventory system look-ups in retail and warehousing sites and control systems interactions in industrial and manufacturing facilities.

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

     Alternatives to paging include the use of two-way radios, cordless phones and traditional cellular phones, all of which have various shortcomings. Two-way radios do not provide an adequate link to the wireline telephone system. Cordless phones are typically single-cell systems and have a limited calling range. Only a limited number of cordless phones can be deployed in a given area without interfering with each other. Traditional cellular phones often provide inconsistent indoor reception, and unless specifically designed for on-premises use, cannot be directly interfaced with a company’s PBX system. Therefore, traditional cellular phones cannot offer the wireless telephone system’s functions. In addition, monthly usage fees and airtime charges may make cellular phones prohibitively expensive in many applications.

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

     In 1997, the Institute of Electrical and Electronics Engineers (IEEE) approved its 802.11 standard for wireless local area network operating in the 2400-2483 MHz band. The 802.11 standard specifies the radio interface between a wireless device and a base station or access point, as well as among wireless handsets (commonly referred to as a “client”). The standard allows devices to share a single wireless LAN infrastructure, including both voice and data devices, thus enabling organizations to provide mobile employees access to both data and voice applications over a single network.

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

     NetLink Wireless Telephones operate in the 2400-2483 MHz band and are compatible with the IEEE 802.11 standard for use on an 802.11-compliant wireless LAN. Customers can use a single network for both wireless voice and data applications by adding the NetLink Wireless Telephones to an existing 802.11-compliant network provided by a wireless LAN vendor. The NetLink product line consists of up to three component types: NetLink Wireless Telephones, a NetLink SVP Server, and an optional NetLink Telephony Gateway.

     The NetLink Wireless Telephones share many of the same physical designs as the Link Wireless Telephones but utilize wireless LAN client and voice over IP (VoIP) technologies. NetLink Wireless Telephones support either frequency hopping or direct sequence implementations of the 802.11 standard. The direct sequence version is compatible with the 802.11b (Wi-Fi) standard. NetLink Wireless Telephones support the H.323 VoIP standard, SpectraLink’s Proprietary VoIP protocol SRP, and proprietary VoIP protocols from Avaya, Cisco Systems, Inter-Tel Integrated Systems, and Nortel Networks. Support for additional proprietary VoIP protocols are under development, allowing NetLink Wireless Telephones to operate with IP telephony platforms from additional manufacturers.

     For applications that do not use a VoIP based PBX and instead use traditional PBX or Centrex technologies, NetLink Telephony Gateways are installed near the PBX or key/hybrid system, or at the Centrex demarcation location. NetLink Telephony Gateways convert a circuit-switched telephone station interface to IP packets on a standard Ethernet interface, allowing calls to connect with NetLink Wireless Telephones over wireless 802.11 networks. NetLink Telephony Gateways can either interface directly with the analog ports of the host telephone switching system, or can connect via proprietary digital interfaces to certain PBX and key/hybrid systems.

     The NetLink SVP Server is a dedicated network appliance used in conjunction with SpectraLink Voice Priority (SVP) in the wireless LAN access points. SVP is a voice prioritization mechanism developed by SpectraLink that improves voice quality on wireless LANs by reducing packet-queuing delays. A number of wireless LAN access point providers have implemented SVP technology, including: Avaya Inc., Cisco Systems, Enterasys Networks, Intermec Technologies, Proxim Inc., and Symbol Technologies. Several additional access point manufacturers are developing support for SVP and are expected to release this capability in 2004. SpectraLink anticipates that a standard wireless LAN prioritization scheme will be ratified by the 802.11 standards committee in 2004. The 802.11 Task Group “E”, in which SpectraLink participates, is working on quality of service (QoS) enhancements to the existing standard. It is likely that implementation of the mandatory components of this standard will still require the NetLink SVP Server to improve voice quality and system performance. However, implementation of optional components of the standard or proprietary QoS enhancements may allow NetLink Wireless Telephones to operate without the NetLink SVP Server and SVP implemented in the access points.

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

     Wireless Access Protocols. Combining spread spectrum with a micro-cellular design presents unique challenges compared to single-cell spread spectrum implementations, such as advanced home cordless telephones. To address this, SpectraLink applied its software design expertise to develop robust networking that allows multiple users to have simultaneous telephone access in a spread spectrum radio environment without interfering with each other. SpectraLink implemented a sophisticated set of software resources, including micro-coded software, digital signal processing software, network architecture software, telephone switching software and user application software to address many of the unique challenges of the in-building wireless environment. The challenges include interference, multi-path degradation, signal absorption, near/far receiver desensitizing, security, busy-hour capacity demands, and shared operation with other radio systems.

     Call Hand-off. Critical to the acceptance of on-premises wireless systems by users accustomed to high-quality telephone performance is a hand-off from cell to cell with virtually no disruptive effect on the call in progress. SpectraLink developed proprietary software to address the frequent and unpredictable nature of on-premises inter-cell hand-offs due to interference, multi-path degradation and interior obstructions. Software in the SpectraLink Wireless Telephones automatically selects the best cell among available Base Stations or access points, and performs the necessary timing and control to provide generally unnoticeable, seamless hand-off.

     Telephone System Integration. When a SpectraLink system connects to the phone system using analog ports, the SpectraLink Wireless Telephone will provide many calling features of a desk phone, including transfer, conference calling and hold. When the system digitally interfaces to the phone system, the Wireless Telephone will also support the advanced features of the host phone system such as calling party identification or calling party name display. Currently, SpectraLink supports digital interfaces to the following manufacturers’ telephone systems: Avaya, Comdial Corporation, Fujitsu Business Communication Systems, Inc., Inter-Tel Integrated Systems, Mitel Corporation, NEC America, Inc., Nortel Networks Corporation, Siemens AG and Toshiba America Information Systems, Inc. NetLink Wireless Telephones can also integrate with voice over IP (VoIP) based telephone systems using standard or proprietary protocols. VoIP integration provides similar advanced features as traditional digital integration, but with a packet-based network interface. Currently, SpectraLink supports proprietary VoIP protocols from Avaya, Cisco Systems, Inter-Tel Integrated Systems, and Nortel Networks.

     Application Interface. The SpectraLink Open Application Interface (OAI) enables SpectraLink Wireless Telephones to be used in conjunction with text messaging applications. The OAI allows third-party applications to write to the Wireless Telephone’s alphanumeric display, set up calls, and receive user input from the keypad. SpectraLink has worked with third parties to develop applications for interfacing with email, in-house paging systems, nurse-call systems, and industrial alarm and control systems.

Sales, Marketing and Customer Support

Sales and Marketing

     SpectraLink sells and supports its systems through direct, distributor and original equipment manufacturers (OEMs) sales forces. This strategy is intended to reduce SpectraLink’s dependence on a single sales channel and to permit broad marketing of SpectraLink systems.

     Sales. As of January 31, 2004, SpectraLink had 131 employees in its sales organization. SpectraLink’s indirect sales channels sell a majority of its products and services through resellers, distributors and OEMs. SpectraLink’s direct sales sell its products and services to end-user customers and supports the indirect channel. SpectraLink has North American sales offices in the metropolitan areas of Atlanta, Austin, Boston, Charlotte, Chicago, Cleveland, Dallas, Denver, Indianapolis, Los Angeles, Minneapolis, Nashville, New York, Philadelphia, Portland, Sacramento, San Diego, San Francisco, St. Louis, Tampa, Washington, D.C., and West Palm Beach, and international offices in Canada, Australia and the United Kingdom.

     Resellers. SpectraLink products are sold through a number of telecommunications equipment providers and distributors in the United States and Canada. The resellers include Alltel Communications, Inc., Alphanet Solutions, Inc., Anixter, Inc., BellSouth Communication Systems, Dukane Corporation, Expanets, Inc., Executone Information Systems, Inc., Indyme, Inc., Inter-Tel Integrated Systems, LXE, Norstan, Inc., Panasonic Telecommunications Systems Company, Perot Systems Corporation, SBC Communications, Inc., Scan Source, Inc., dba Catalyst Telecom, Siemens Information and Communications Networks, Inc., Sprint/United Management Company, Syntegra, Tel-e Connect Systems (TCS), Tessco Technologies, Inc., Verizon Communications, WAV Inc., and Westcon Group, Inc. The NetLink products are also sold through international distributors, including Anixter Europe Holdings BV, ACAL Nederland bv, Compushack, Comstor UK Limited, Express Data, Dimension Data, Itegra AS, and Telindus. Each of these companies has a non-exclusive reseller relationship with SpectraLink. SpectraLink has not restricted its resellers from selling in the same geographical areas.

     OEMs and Private Labels. SpectraLink has established OEM agreements with Avaya, Alcatel Business Systems, NEC America, Nortel Networks Limited, and a private label agreement with Inter-Tel Integrated Systems. Through these agreements SpectraLink manufactures products that are branded and sold exclusively through the OEM partner and its channels.

SpectraLink also develops support for the OEM partners’ proprietary telephone switch protocols. SpectraLink does not restrict markets for OEM partners.

     Other Partners. SpectraLink developed an 802.11-compatible voice prioritization mechanism for the NetLink Wireless Telephones that can be implemented in 802.11 access points to improve voice quality by reducing packet-queuing delays. A number of wireless local area network vendors agreed to implement SpectraLink Voice Priority (SVP) technology, including: Alvarion Ltd., Avaya, Cisco Systems, Enterasys Networks, Intermec Technologies Corp., Proxim Inc., and Symbol Technologies. Other wireless LAN vendors are currently developing SVP support with availability expected in 2004.

     Prior to 2000, SpectraLink sold its Link WTS and NetLink products primarily in the United States, Canada and Mexico. In 2000, SpectraLink began selling its NetLink products in Europe. In 2001, SpectraLink also sold NetLink products in Asia-Pacific. In the future, SpectraLink may consider selling NetLink in other areas of the world that permit 802.11 networks in the 2400-2483 MHz band.

Customer Support and Warranty Coverage

     SpectraLink operates a customer support department dedicated to planning, installing and maintaining SpectraLink systems. Customer support personnel are located in Boulder, Colorado; Atlanta, Georgia; Bentonville, Arkansas; Charlotte, North Carolina; Chicago, Illinois; Houston, Texas; Los Angeles, California; London, England; and Paris, France. Customer support involvement occurs with customers during early customer contact, the system configuration and installation phases, and the on-going warranty periods as well as any contracted maintenance periods.

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

Customer Dependence, Geographical and Segment Information

     While SpectraLink has a diverse customer base, it considers its operations to be conducted in one operating segment. SpectraLink derives its revenue principally from the sale, installation, and service of wireless on-premises telephone systems. The following table summarizes the sales to different customer types as a percentage of total net sales:

	Years Ended December 31,

Customer Type	2003	2002	2001

Indirect Product Sales	55%	49%	53%
Direct Product Sales	24%	31%	30%
Service Sales	21%	20%	17%

Total Net Sales	100%	100%	100%

     SpectraLink’s sales to major customers, which individually comprised more than 10% of total net sales for the years ended December 31, 2003, 2002 and 2001, are summarized in Note 7 in SpectraLink’s accompanying Notes to the Consolidated Financial Statements.

     SpectraLink had revenue from international operations of approximately 1% for each of the years ending December 31, 2003, 2002 and 2001, respectively.

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

Competition

     The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products. The competitive factors affecting the market for SpectraLink’s systems include product features and functions, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, and the effectiveness of marketing and sales efforts. Most of SpectraLink’s competitors have significantly greater financial, technical, research and development, and marketing resources than SpectraLink. As a result, SpectraLink’s competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than SpectraLink. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of wireless LANs, such as Cisco Systems, which provides 802.11 wireless infrastructure and enterprise telephone systems as well as wireless telephones. Because SpectraLink focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that SpectraLink will be able to compete successfully in the future.

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

•	Multi-user cordless telephone systems allow multiple handsets to operate in the same area without interference on shared or unique base stations. Some of these systems offer limited hand-off capability to a secondary base station for additional coverage. An example of such a product is the Siemens Gigaset.

•	Unlicensed multi-cell systems are products that offer similar capacity and functions to SpectraLink’s Link WTS. They operate on unlicensed radio spectrum with no airtime charges or licensing requirements. Some of these products are integrated into the host PBX system, allowing the wireless system to share some of the PBX common equipment and administration. Unlicensed multi-cell systems are available in North America from Alcatel, Ascom, and NEC America. Similar systems using DECT technology are sold throughout Europe and in several Asian countries. DECT technology is used for both multi-cell business systems and single-cell residential cordless products. DECT systems are available from Alcatel, Ascom, Avaya, Ericsson, Kirk Telecom, Nortel Networks, Philips, Siemens, and several other manufacturers.

•	Cellular-based systems operate on licensed cellular or PCS frequencies, allowing handsets to be used on both the in-building wireless system and the public cellular or PCS network. These systems utilize a network of active or passive antennas installed throughout a building to provide radio coverage for cellular telephone users. Integration with the enterprise telephone system is addressed by forwarding calls to the cellular network through the telephone system or through an adjunct device.

•	Wireless LAN-based systems use voice over IP technology to carry packetized voice information over a standards-based wireless LAN. Along with SpectraLink’s NetLink Wireless Telephones, Cisco Systems, and Symbol Technologies also offer wireless LAN-based telephone products. In addition, Vocera Communications offers a wireless LAN-based communication system that utilizes voice recognition technology. Motorola has announced a wireless handset that will support both unlicensed wireless LAN and licensed public cellular technologies for availability in 2004. Other wireless-LAN based telephone products have been previewed by various component and handset manufacturers.

     SpectraLink also considers the existing technologies of overhead and electronic paging, two-way radios and cordless telephones to be competitive with SpectraLink’s products. To the extent such a system is already in use, a potential customer may not be willing or able to make the investment necessary to replace such a system with a SpectraLink Wireless Telephone System. In addition, there may be potential customers who choose one of these other technologies because of cost or their belief that their needs do not require the full functions provided by a SpectraLink Wireless Telephone System.

Proprietary Rights

     SpectraLink’s future success depends, in part, upon its proprietary technology. SpectraLink relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect its proprietary rights. As part of these confidentiality procedures, SpectraLink enters into confidentiality and non-disclosure agreements with its employees, and limits access to, and distribution of, its proprietary information. SpectraLink has been awarded ten United States patents in the areas of radio frequency and spread spectrum digital communication, and wireless telephony with various expiration dates between 2011 and 2019. However, there is no assurance that SpectraLink’s patents will not be challenged or circumvented by competitors, or that they will provide meaningful protection against competition. SpectraLink may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against SpectraLink or unresolved notices that SpectraLink is infringing intellectual property rights of others, there is no assurance that litigation or infringement claims will not occur in the future.

Manufacturing

     SpectraLink’s manufacturing operations consist primarily of the fabrication and assembly of components and subassemblies, which are individually tested and integrated into full systems, or shipped as individual items for expansion orders. In order to facilitate initial start-up and manufacturing process improvements, SpectraLink conducts in-house prototype development and has established pilot line capabilities. SpectraLink maintains complete in-house materials procurement, assembly, testing and quality control functions. In August 2001, SpectraLink entered into an agreement with OFFSHORE INTERNATIONAL, INC. (OFFSHORE), as OFFSHORE has an existing contractual relationship with Maquilas Teta Kawi S.A. de C.V., for the furnishing of manufacturing space, labor (primarily for component assembly) and services in Guaymas/Empalme, Sonora, Mexico. SpectraLink utilizes a minimal number of subcontract manufacturers to assemble its components.

     The principal components of SpectraLink’s systems are unpopulated printed circuit boards, electronic components, including microprocessors and ASICs, and metal or plastic housings, all of which are purchased from outside vendors. Although alternate suppliers are available for most of the components, qualifying replacement suppliers and receiving components could take several months. Many components are available only from sole source suppliers and embody such parties’ proprietary technologies. There is no assurance that any sole source supplier will continue to provide the required components in sufficient quantities with adequate quality and at acceptable prices. SpectraLink would be adversely affected if a redesign of SpectraLink’s subassemblies is necessary to develop alternative suppliers. In certain circumstances, a part will be placed on allocation due to competition for parts commonly used by the telecommunications and computer industries. Consequently, SpectraLink could see a material adverse effect on its operations if demand for product considerably exceeds what is anticipated by SpectraLink. SpectraLink maintains, or requires suppliers to at certain times maintain, inventory to allow it to fill customer orders without significant interruption during the period that SpectraLink believes would be required to obtain alternate supplies of many replacement components. However, there is no assurance that SpectraLink will have sufficient inventory supply to meet every possible contingency. Any shortage or discontinuation of, or manufacturing defect in, these components would have a material adverse effect on SpectraLink’s operations.

     Since May 1997, SpectraLink has maintained a portion of its manufacturing operation and corporate headquarters in a 37,050 square foot leased facility in Boulder, Colorado. SpectraLink leased two additional facilities in Boulder, Colorado, a 15,083 square foot facility in March 2001 and a 7,483 square foot facility in September 2001, which was expanded to include an additional 7,483 square feet in October 2003. SpectraLink also leased 4,609 square feet in August 2001, which was expanded to include an additional 4,519 square feet in August 2003, in Guaymas/Empalme, Sonora, Mexico. Since SpectraLink relies on these manufacturing facilities, a major catastrophe affecting any of these locations could result in a prolonged interruption of SpectraLink’s business, with adverse impact on SpectraLink.

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

     As of January 31, 2004, SpectraLink employed 55 people in support of its research and development activities. SpectraLink expended in research and development approximately $7,759,000, $6,501,000 and $5,510,000 in 2003, 2002 and 2001, respectively. SpectraLink expects that research and development expenses will be approximately 10% to 12% of net sales for fiscal 2004. The inability of SpectraLink to introduce in a timely manner new products or enhancements to existing products that contribute to sales could have a material adverse effect on SpectraLink’s business and financial condition.

Product Warranties and Service

     SpectraLink provides warranties against defects in materials and workmanship for products for periods ranging from 90 days to 15 months, but in limited cases up to 18 months. At the time the product is shipped, SpectraLink establishes a provision for estimated expenses of providing service under these warranties based on historical warranty experience. As of December 31, 2003 and 2002, accrued warranty expenses were $493,000 and $274,000, respectively. Product failure rates, materials usage and service delivery costs incurred in correcting a product failure affect SpectraLink’s warranty obligation. Revisions to the estimated warranty liability would be required should actual product failure rates, material usage or service delivery costs differ from SpectraLink’s estimates.

Government Regulation

     The wireless communications industry, which is regulated by the FCC in the United States and similar regulatory agencies in other countries, is subject to changing political, economic and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact SpectraLink’s operations.

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

Employees

     As of January 31, 2004, SpectraLink employed 325 persons, 314 of whom were full-time employees.

Available Information

     SpectraLink makes available free of charge on or through its Internet address located at www.spectralink.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after SpectraLink electronically files that material with, or furnishes it to, the Securities and Exchange Commission. The information on SpectraLink’s website is not incorporated by reference into this annual report.

     SpectraLink has adopted a written code of ethics that applies to all directors, officers and employees of SpectraLink, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics will be available on SpectraLink’s website at www.spectralink.com/company/governance.html. SpectraLink intends to make all required disclosures concerning any amendments to, or waivers from, SpectraLink’s code of ethics on its website.

Item 2. Description of Property.

     SpectraLink’s corporate headquarters, manufacturing, and research and development activities are located in Boulder, Colorado, in one 37,050 square foot leased building at 5755 Central Avenue, 15,083 square feet of office space at 5744 Central Avenue and 14,966 square feet of distribution and office space at 5766 Central Avenue. In addition, SpectraLink leases 9,128 square feet of manufacturing space primarily for component assembly in Guaymas/Empalme, Sonora, Mexico. The length of these leases is as follows: (i) the lease for the 5755 Central Avenue facility runs through April 2007, (ii) the lease for 5744 Central Avenue runs through April 2007, (iii) the lease for 7,483 square feet of 5766 Central Avenue runs through April 2007 and 7,483 square feet of 5766 Central Avenue runs through June 2007, and (iv) the lease for Guaymas/Empalme, Sonora, Mexico runs through August 2004. SpectraLink enters into short-term leases for its domestic and international sales offices. SpectraLink believes that the combination of its existing facilities together with the availability of additional space for lease in Boulder and other real estate markets will be adequate to meet its current and foreseeable facilities needs.

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

     The cases are designated as follows: Wilmer Kerns, Individually And On Behalf of All Others Similarly Situated, Plaintiff, vs. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0263); Danilo Martin Molieri, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0315); Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendants), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation, Plaintiff, v. Carl D. Carman, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case. No. 02CV1687).

     The Kerns and Molieri purported class actions were consolidated, and the plaintiffs filed a Consolidated Amended Complaint. In January of 2003, the Court denied a motion to dismiss that amended pleading, and discovery commenced. The Court has certified a class of all purchasers of publicly traded common stock of SpectraLink from April 19, 2001 through January 11, 2002, inclusive. On November 26, 2003, the Lead Plaintiffs in these consolidated class actions moved the court for permission to file a second consolidated amended class action, which would have deleted certain of the original claims, would have extended the class period so that it would commence on February 1, 2001 instead of April 19, 2001, and would have added more detail on claims relating to alleged improper revenue recognition. The Company opposed the motion. On March 5, 2004, the Magistrate Judge entered a written Order denying Lead Plaintiffs’ motion. Lead Plaintiffs have the right to apply to the District Court to modify or set aside the Magistrate Judge’s Order.

     The parties to the consolidated class actions have agreed to engage in mediation on April 16, 2004, and the Court has granted a stipulated motion which extends various discovery and other deadlines. There can be no assurance that the mediation will be successful.

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

     SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend itself and its officers and directors if a successful mediated settlement cannot be reached. SpectraLink does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and their lawyers, which could have a material adverse effect on SpectraLink’s business, financial condition and results of operations. In addition, the litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are not successful in their claims against SpectraLink and/or its officers and directors.

     The Company has incurred a loss related to the directors and officers’ insurance deductible of which the majority of the expense was reflected in 2002. Based on current facts and circumstances, the Company is unable to estimate future losses, if any, it may incur after considering the amounts that will be covered by insurance.

     SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of SpectraLink’s stockholders during the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     SpectraLink’s common stock is traded on the Nasdaq National Market under the symbol “SLNK”. The following table sets forth for the quarterly periods indicated, the high and low bid prices for SpectraLink’s common stock as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2003		2002		2001

	High	Low	High	Low	High	Low

First Quarter	$9.77	$6.90	$17.10	$8.45	$16.06	$7.16
Second Quarter	11.17	6.18	11.60	9.85	13.50	7.40
Third Quarter	26.30	9.42	10.81	5.10	21.49	10.50
Fourth Quarter	23.99	16.40	9.02	4.45	18.75	10.77

Dividend Policy

     On November 19, 2003, SpectraLink’s Board of Directors initiated a dividend policy and declared SpectraLink’s initial quarterly cash dividend of $0.10 per share of SpectraLink common stock. SpectraLink’s first cash dividend was paid on December 23, 2003, to stockholders of record at the close of business on December 15, 2003.

Equity Compensation Plan Information

(In thousands, except per share amounts)

Number of securities remaining
available for future issuance
	Number of securities to	Weighted-average	under equity compensation plans
	be issued upon exercise	exercise price of	(excluding securities reflected in
	of outstanding options	outstanding options	column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,421	$10.47	2,608
Equity compensation plans not approved by security holders	—	—	—

Total	2,421	$10.47	2,608

Stock Option Plan

     On May 24, 2000, the Company’s stockholders approved the 2000 Stock Option Plan (the 2000 Option Plan), which is a successor to the Company’s original option plan that became effective June 7, 1990. Collectively, these two option plans are referred to as the (Plans). The 2000 Option Plan provides selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase up to 2,000,000 shares of the Company’s common stock. The 2000 Option Plan also provides for automatic annual increases in the number of shares available for issuance under the 2000 Option Plan by an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares ratified by the Company’s Board of Directors, not to exceed 1,300,000 shares. In 2003, 2002 and 2001, the Board of Directors restricted the increase in the number of shares available for issuance under the 2000 Option Plan to 950,000, 950,000 and 900,000 shares, respectively.

     On January 31, 2004, SpectraLink had approximately 120 stockholders of record.

Item 6. Selected Financial Data.

     The selected, consolidated financial information presented below for each of the five years in the period ended December 31, 2003 is derived from our consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report. Historical results may not be indicative of future results.

Consolidated Statement of Operations Data:
(In thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001	2000	1999

NET SALES	$71,428	$60,901	$60,751	$54,083	$41,169
COST OF SALES	23,549	21,035	20,517	18,935	14,877

Gross profit	47,879	39,866	40,234	35,148	26,292
OPERATING EXPENSES:
Research and development	7,759	6,501	5,510	4,565	4,110
Marketing and selling	23,110	21,440	21,504	19,299	15,060
General and administrative	4,230	3,742	3,378	3,014	2,424

Total operating expenses	35,099	31,683	30,392	26,878	21,594

INCOME FROM OPERATIONS	12,780	8,183	9,842	8,270	4,698
INVESTMENT INCOME AND OTHER, net	302	551	1,360	1,877	1,471

INCOME BEFORE INCOME TAXES	13,082	8,734	11,202	10,147	6,169
INCOME TAX EXPENSE (BENEFIT)	4,906	3,319	4,201	3,613	(1,765)

NET INCOME	$8,176	$5,415	$7,001	$6,534	$7,934

BASIC EARNINGS PER SHARE	$0.44	$0.29	$0.37	$0.34	$0.42

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,570	18,960	19,010	19,190	18,840

DILUTED EARNINGS PER SHARE	$0.42	$0.28	$0.35	$0.32	$0.41

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,270	19,240	19,990	20,340	19,500

Consolidated Balance Sheet Data:
(In thousands)

	December 31,

	2003	2002	2001	2000	1999

Cash and Cash Equivalents	$51,861	$44,211	$37,242	$20,793	$9,604
Investments in Marketable Securities	—	—	1,004	10,976	18,887
Working Capital	62,178	53,958	55,297	49,339	34,933
Total Assets	81,171	67,684	66,438	60,070	52,695
Long-Term Debt	—	—	—	—	—
Total Stockholders’ Equity	66,549	56,690	57,718	51,494	46,319

Quarterly Financial Data:
(In thousands, except per share amounts)

	Quarters Ended

	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
	2003	2003	2003	2003	2002	2002	2002	2002

Net Sales	$19,880	$18,343	$18,635	$14,568	$16,486	$15,317	$15,237	$13,861
Gross Profit	13,169	12,296	12,764	9,650	11,067	9,951	9,809	9,039
Net Income	2,544	2,276	2,300	1,056	1,688	1,523	1,289	915
Diluted Earnings Per Share	0.13	0.12	0.12	0.06	0.09	0.08	0.07	0.05

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

Business Description and Overview

     SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed wireless telephone communication systems for businesses. SpectraLink’s product portfolio consists of two product categories differentiated by the wireless technology implemented: Link WTS and NetLink Wireless Telephones. Link WTS targets organizations that require a dedicated wireless voice solution for their on-premises mobile workforce. NetLink Wireless Telephones target organizations that want both a wireless voice and wireless data solution on a single network. Because of the recent advances in wireless local area network (LAN) technology, SpectraLink’s future focus will be on its existing NetLink products as well as products it is currently developing that operate on a wireless LAN. SpectraLink’s primary sales efforts currently focus on home improvement, grocery and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing and service facilities, corporate offices, government and education facilities.

     For fiscal year 2003, SpectraLink’s earnings per diluted share were $0.42 on net income of $8.2 million and revenue of $71.4 million. This represents 51% growth in annual net income, and over 17% growth in annual revenue, compared to fiscal year 2002. The primary driver of revenue growth in 2003 was the increased sales of NetLink Wireless Telephones. Sales of this product line grew more than $9,000,000 from 2002 to 2003, which was a 125% increase over 2002 NetLink sales.

     SpectraLink introduced new NetLink products in 2003. All of these products are based on the global 802.11standard and are expected by SpectraLink to be a foundation for targeted future growth. SpectraLink expects that sales of NetLink Wireless Telephones will constitute a majority of its product sales in 2004.

     In fiscal year 2003, sales through SpectraLink’s distributors accounted for 70% of total product sales. The vast majority of sales in fiscal year 2003 occurred in North America. International sales are expected to grow as a percentage of total revenue with the introduction of SpectraLink products that utilize VoIP that are offered at a much-reduced price to the customer as compared to its past products.

     The i640 NetLink handset, which is targeted at vertical markets that need extensive features and durability, was enhanced with a push-to-talk feature allowing broadcast messaging where needed. The new e340 NetLink handset, which is a smaller, lighter option than previously offered products, was designed to expand SpectraLink’s presence into the small- to medium-enterprise markets, as well as international markets. With its dramatically reduced price, this handset is intended to capitalize on the price elasticity of demand and drive overall product volume. The other main product announced in 2003 was the wireless deskset. This product will appeal to the growing interest in totally wireless office facilities.

     In 2003, SpectraLink used $5,570,000 of its cash to repurchase outstanding common stock and to pay a cash dividend to its stockholders.

     SpectraLink’s ongoing success is dependent upon its ability to build solid partnerships and relationships. To that end, an Original Equipment Manufacturer Program Management Office was created in 2003. During the year, SpectraLink announced agreements with NEC, Inter-Tel and SBC. These relationships complement the arrangement with Avaya that was initiated in 2002. The OEM Program Office will continue to seek relationships that will not only distribute SpectraLink products but also co-brand and private label these products. The goal of this strategy is to provide greater exposure to SpectraLink’s products through the reach these partners have with their customers. These relationships also help to establish an international presence for SpectraLink products.

     SpectraLink expects that its gross margin in 2004 will range between 60 and 65%. SpectraLink realizes relatively lower margins on products sold through OEM relationships. Therefore, if SpectraLink succeeds in expanding these relationships, it will experience downward pressure on gross margins. Another factor that will directly affect gross margins is product mix. The NetLink e340 handset carries a much lower margin than any other SpectraLink product. As a result, if SpectraLink succeeds in penetrating new enterprise markets, and sales of the NetLink e340 handset increase as a result, gross margins will decline. These two factors may potentially push gross margins below the forecast range of 60 to 65%.

Results of Operations

Net Sales

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2003	2002 to 2003	December 31, 2002	2001 to 2002	December 31, 2001

Net sales	$71,428,000	17.3%	$60,901,000	0.2%	$60,751,000

     Product Sales, Net. SpectraLink derives its product revenue principally from the sale of wireless, on-premises telephone systems.

     In 2003, product sales increased 15.8% to $56,469,000 from $48,771,000 in 2002. The increase in product sales was mainly due to SpectraLink’s increased product sales through distributors and increased penetration in the commercial and retail markets, as well as an increase in the overall marketplace’s acceptance of 802.11 technology.

     In 2002, product sales decreased 3.8% to $48,771,000 from $50,683,000 in 2001. The decrease in sales was mainly due to SpectraLink’s decreasing orders from customers as a result of the weak economy.

     Service Sales. SpectraLink derives its service revenue principally from the installation and service of wireless, on-premises telephone systems.

     In 2003, service sales increased 23.3% to $14,959,000 from $12,130,000 in 2002. The increase in service sales was mainly due to increased revenue from maintenance contracts relating to products previously sold to a larger installed base of customers, which continue to use our products and purchase our maintenance contracts. Service sales also increased due to additional time and material service repairs.

     In 2002, service sales increased 20.5% to $12,130,000 from $10,068,000 in 2001. The increase in service sales was mainly due to increased revenue from maintenance contracts and installations.

     During fiscal 2003 and fiscal 2001, one customer comprised more than 10% of total net sales. In 2003, this customer represented 11.3% of total net sales, while representing 11.7% of net sales in 2001. During 2002, no one customer comprised more than 10% of total sales. Also, for the fourth quarter 2003, this one customer comprised 15.4% of net sales.

Total Cost of Sales

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2003	2002 to 2003	December 31, 2002	2001 to 2002	December 31, 2001

Total cost of sales	$23,549,000	12.0%	$21,035,000	2.5%	$20,517,000

     Product. SpectraLink’s cost of product sales consists primarily of direct material, direct labor, product packaging, third party royalties, obsolete inventory and manufacturing overhead.

     In 2003, cost of product sales increased by 10.8% to $16,329,000 from $14,732,000 in 2002. Cost of product sales as a percentage of product sales, net was 28.9% for the year ended December 31, 2003 compared to 30.2% for the year ended December 31, 2002. Gross profit from product sales, net increased by 17.9% to $40,140,000 in 2003 from $34,039,000 in 2002. For the years ended December 31, 2003 and 2002, respectively gross profit from product sales, net (gross profit from product sales, net as a percentage of product sales, net) increased to 71.1% from 69.8%. The increase in gross profit from product sales, net was due to lower material costs and manufacturing expenses for labor and overhead as a percentage of product sales, net, which was a result of an overall increase in product sales, net, offset by a change in product mix.

     In 2002, cost of product sales decreased by 3.1% to $14,732,000 from $15,206,000 in 2001. Cost of product sales as a percentage of product sales, net was 30.2% for the year ended December 31, 2002 compared to 30.0% for the year ended December 31, 2001. Gross profit from product sales, net decreased by 4.1% to $34,039,000 in 2002 from $35,477,000 in 2001. For the years ended December 31, 2002 and 2001, respectively gross profit from product sales, net (gross profit from product sales, net as a percentage of product sales, net) decreased to 69.8% from 70.0%. The decrease in gross profit from product sales, net was due to a change in product mix within product sales and a decrease in product sales due to the weak economy.

     Service. SpectraLink’s cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.

     In 2003, cost of service sales increased by 14.5% to $7,220,000 from $6,303,000 in 2002. Cost of service sales as a percentage of service sales was 48.3% for the year ended December 31, 2003 compared to 52.0% for the year ended December 31, 2002. Gross profit from service sales increased by 32.8% to $7,739,000 in 2003 from $5,827,000 in 2002. For the years ended December 31, 2003 and 2002, respectively, gross profit from service sales (gross profit from service sales as a percentage of service sales) increased to 51.7% from 48.0%. The increase in gross profit from service sales was due to economies of scale resulting from increased service sales.

     In 2002, cost of service sales increased by 18.7% to $6,303,000 from $5,311,000 in 2001. Cost of service sales as a percentage of service sales was 52.0% for the year ended December 31, 2002 compared to 52.8% for the year ended December 31, 2001. Gross profit from service sales increased by 22.5% to $5,827,000 in 2002 from $4,757,000 in 2001. For the years ended December 31, 2002 and 2001, respectively gross profit from service sales (gross profit from service sales as a percentage of service sales) increased to 48.0% from 47.2%. The increase in gross profit from service sales was due to economies of scale resulting from increased service sales.

Gross Profit

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2003	2002 to 2003	December 31, 2002	2001 to 2002	December 31, 2001

Gross Profit	$47,879,000	20.1%	$39,866,000	(0.9)%	$40,234,000

     In 2003, SpectraLink’s gross profit margin (gross profit as a percentage of net sales) increased to 67.0% from 65.5% in 2002. The increase in gross profit margin was mainly due to an increase in total product sales dollars compared to a proportionate decrease in total service sales dollars, lower material costs and a change in product mix.

     In 2002, SpectraLink’s gross profit margin (gross profit as a percentage of net sales) decreased to 65.5% from 66.2% in 2001. The decrease in gross profit margin was mainly due to an increase in service sales which have a lower gross margin compared to product sales, net. Additionally, gross margin decreased due to a change in product mix within product sales and a decrease in product sales due to the weak economy.

Operating Expenses

Research and Development

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2003	2002 to 2003	December 31, 2002	2001 to 2002	December 31, 2001

Expenses	$7,759,000	19.4%	$6,501,000	18.0%	$5,510,000
Percentage of total net sales	10.9%	—	10.7%	—	9.1%

     Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of SpectraLink’s systems. SpectraLink expects that research and development expenses will be approximately 10% to 12% of net sales for fiscal 2004.

     In 2003 compared to 2002, the increase in dollars spent and as a percentage of net sales, was due to increases in headcount, merit raises and the rising cost of employee benefits. Additionally, consulting fees, product design fees, tooling costs and miscellaneous parts and supplies increased with the development of a new family of products and performance enhancements to existing products.

     In 2002 compared to 2001, the increase in dollars spent and as a percentage of net sales was due to an increase in headcount, which resulted from hiring additional personnel and the corresponding recruiting cost to hire these personnel, as well as costs associated with new products and performance enhancements to existing products.

Marketing and Selling

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2003	2002 to 2003	December 31, 2002	2001 to 2002	December 31, 2001

Expenses	$23,110,000	7.8%	$21,440,000	(0.3)%	$21,504,000
Percentage of total net sales	32.4%	—	35.2%	—	35.4%

     Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, sales meetings and market research.

     In 2003 compared to 2002, the increase in dollars spent for both domestic and international sales, was primarily due to an increase in salaries and employee benefits to hire and retain personnel, commissions, marketing and promotional costs and legal fees. These increases were offset by decreases in travel, sales meetings and other professional fees. The decrease in percent of sales was due to economies of scale resulting from increased sales.

     In 2002 compared to 2001, marketing and selling total dollars spent and as a percentage of net sales remained relatively consistent.

General and Administrative

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2003	2002 to 2003	December 31, 2002	2001 to 2002	December 31, 2001

Expenses	$4,230,000	13.0%	$3,742,000	10.8%	$3,378,000
Percentage of total net sales	5.9%	—	6.1%	—	5.6%

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services.

     In 2003 compared to 2002, the increase in dollars spent was primarily due to increasing SpectraLink’s infrastructure to support future growth, which resulted in increased salaries and employee benefits to hire and retain personnel, as well as an increase in professional fees, insurance and amounts for corporate governance and disclosure requirements related to Sarbanes-Oxley legislation. The increase was partially offset by a decrease in legal fees related to legal proceedings as SpectraLink met its insurance deductible and a decrease in bad debt expense. The decrease as a percentage of sales was due to economies of scale resulting from increased sales.

     In 2002 compared to 2001, the increase in dollars spent and as a percentage of net sales was primarily a result of increasing SpectraLink’s infrastructure to support a higher volume of sales and future growth, for domestic and international business matters, as well as increased legal, insurance, bad debt expense and other corporate matters.

Other Non-Operating Expenses

Investment Income and Other, Net

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2003	2002 to 2003	December 31, 2002	2001 to 2002	December 31, 2001

Other	$302,000	(45.2)%	$551,000	(59.5)%	$1,360,000
Percentage of total net sales	0.4%	—	0.9%	—	2.2%

     Investment income is the result of SpectraLink’s investment in money market, investment-grade debt securities, government securities, and corporate bonds.

     In 2003 compared to 2002, the decrease was primarily due to a decrease in interest rates in 2003.

     In 2002 compared to 2001, the decrease was primarily due to a decrease in interest rates in 2002.

Income Tax

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2003	2002 to 2003	December 31, 2002	2001 to 2002	December 31, 2001

Income tax expense	$4,906,000	47.8%	$3,319,000	(21.0)%	$4,201,000
Percentage of total net sales	6.9%	—	5.4%	—	6.9%
Effective tax rate	37.5%	—	38.0%	—	37.5%

     In 2003 compared to 2002, the decrease in the effective tax rate was due to an increase in tax credits in 2003. The increase in income tax expense was primarily related to an increase in operating income.

     In 2002 compared to 2001, the decrease in income tax expense was primarily related to a decrease in operating income.

Liquidity and Capital Resources

	Year Ended	Year Ended
	December 31, 2003	December 31, 2002

Cash from operating activities	$10,727,000	$13,890,000
Cash used in investing activities	(2,681,000)	(384,000)
Cash used in financing activities	(396,000)	(6,537,000)

     SpectraLink has funded its operations since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of December 31, 2003, SpectraLink had $51,861,000 of cash and cash equivalents. During the fourth quarter of 2003, SpectraLink paid its first quarterly cash dividend to holders of common stock and intends to use some of its cash provided by operations to pay future quarterly dividends during a yet to be determined period of time as determined by the Board of Directors.

     During 2003, SpectraLink generated cash from operations of $10,727,000 consisting principally of net income of $8,176,000, adjustments for depreciation and amortization, income tax benefit from exercises of stock options, and provision for excess and obsolete inventory that reconcile net income to cash, as well as increases in accounts payable, accrued liabilities, and deferred revenue and was offset by increases in trade accounts receivable, inventory, income taxes receivable, and other assets.

     In 2003, investing activities used cash of $2,681,000 for purchases of property and equipment primarily related to the implementation of an ERP system and purchases of manufacturing tooling and molds.

     SpectraLink used $396,000 of cash in financing activities during 2003, which was a direct result of purchases of 447,100 shares of the outstanding common stock (now classified as treasury stock) at a cost of $3,688,000, the issuance and payment of a cash dividend of $1,882,000 and payments on an obligation of $19,000. These cash outflows were offset by proceeds of $5,193,000 received from common stock option exercises and issuances of common stock through the employee stock purchase plan.

     As of December 31, 2003, SpectraLink had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. Stockholders’ equity at December 31, 2003 was $66,549,000, which represented 82.0% of total assets.

     As of December 31, 2003, SpectraLink had working capital of $62,178,000 compared to $53,958,000 at December 31, 2002. The increase in working capital of $8,220,000 occurred primarily from cash flows from operations and proceeds from common stock option exercises and stock issuances, offset by the purchase of capital assets, the repurchase of common stock and the cash dividend paid. As of December 31, 2003, SpectraLink’s current ratio (ratio of current assets to current liabilities) was 5.33:1, compared with a current ratio of 5.99:1 as of December 31, 2002.

     SpectraLink believes that its current cash, cash equivalents and cash generated from operations will be sufficient, based on SpectraLink’s presently anticipated needs to fund necessary capital expenditures, to provide adequate working capital, pay dividends and to finance its expansion for the foreseeable future (next 12 months). There can be no assurance, however, that SpectraLink will not require additional financing. There can be no assurance that any additional financing will be available to SpectraLink on acceptable terms, or at all, when required by SpectraLink. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.

Aggregate Contractual Obligations and Commercial Commitments

     SpectraLink incurs various contractual obligations and commercial commitments in its normal course of business. Such obligations and commitments consist primarily of the following:

     Lease Commitments. SpectraLink leases its facilities under noncancelable operating lease arrangements that expire at various dates through 2007. SpectraLink has other obligations for office equipment that expire at various dates through 2008.

     Purchase Commitments. SpectraLink incurs various purchase obligations with vendors and suppliers for the purchase of inventory, as well as goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from six to twelve months from the purchase date, and in certain cases, purchase orders that contain non-cancelable/non-returnable terms and conditions associated with these purchase arrangements. SpectraLink is committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow SpectraLink to delay receipt of such orders. Such orders may or may not include cancellation costs payable by SpectraLink. In the past, SpectraLink has been required to take delivery of materials from its suppliers that were in excess of demand requirements and SpectraLink has previously recognized charges and expenses related to such excess material, related primarily to engineering changes. If SpectraLink is not able to adequately manage its supply chain and adjust such commitments for changes in demand, SpectraLink may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on SpectraLink’s business, financial condition and results of operations.

     Indemnifications. SpectraLink provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products. SpectraLink evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). SpectraLink considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, SpectraLink has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in SpectraLink’s financial statements.

     As of December 31, 2003, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	2004	2005	2006	2007	Thereafter	Total

Operating leases	$1,055,000	$827,000	$827,000	$279,000	$—	$2,988,000
Purchase commitments	436,000	—	—	—	—	436,000
Other obligations	29,000	29,000	29,000	29,000	7,000	123,000

Total contractual obligations and commercial commitments	$1,520,000	$856,000	$856,000	$308,000	$7,000	$3,547,000

     SpectraLink believes its existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on SpectraLink’s liquidity position.

Critical Accounting Policies and Estimates

     SpectraLink has identified the most critical accounting principles upon which its financial status depends. SpectraLink determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Below is a summary of SpectraLink’s most critical accounting policies. This discussion and analysis should be read in conjunction with SpectraLink’s consolidated financial statements and related notes beginning on page 29 of this report.

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

     SpectraLink considers an accounting estimate to be critical if:

•	It requires SpectraLink to make assumptions about matters that were uncertain at the time of making the estimate, and

•	Changes in the estimate or assumptions in the estimate could have a material impact on SpectraLink’s financial condition or results of operations.

     The following table presents information about the nature and rationale for SpectraLink’s critical accounting policies and estimates used in the preparation of its consolidated financial statements:

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors

Sales and deferred revenue	Collectibility	SpectraLink is required to estimate the collectibility of invoiced amounts in accordance with the ability of the customer to pay.	SpectraLink determines whether collectibility is reasonably assured based on possible credit deterioration, the customer’s ability to sell through the products purchased and the relationship SpectraLink has with its customer.

			SpectraLink’s revenue recognition policy is based on complex and dynamic rules established by the Securities and Exchange Commission and other governing bodies. These rules require SpectraLink to make judgments with regard to post delivery obligations. When post delivery obligations exist, revenue is deferred until such obligations are fulfilled.	• Customer ability to pay • Customer ability to sell to end-user

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors

Accounts receivable	Collectibility of invoiced amounts	Estimating the collectibility of accounts receivable requires SpectraLink to make judgments about the economic viability of customers based on information available to SpectraLink.	SpectraLink uses all applicable information available at the time of credit issuance, such as D&B, payment history, or financial information provided by the customer.

For ongoing customers and past due balances, discussions with SpectraLink’s customers to determine if economic conditions have deteriorated, resulting in an impairment of their ability to make payments.

SpectraLink maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that SpectraLink has identified.	• Historical experience regarding payment history

• Customer creditworthiness

• Monitoring collections and payments from customers

• Deterioration of customer’s economic condition after date of invoice

• Changes in credit loss rates from historical rates used

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors

Cost of goods sold and Inventory	Obsolete, unmarketable or excess inventory	Estimating obsolete, unmarketable or excess inventory requires SpectraLink to forecast future demand and market conditions.	SpectraLink bases its estimate on the difference between the cost of held inventory and the expected market value of the inventory.	• Product lifecycle • Evaluation of customer demand for various product types • Analysis of inventory on hand with no estimated future demand from customer base

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors

Deferred income taxes	Recoverability of deferred tax assets	SpectraLink is required to estimate whether recoverability of deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdictions.	SpectraLink uses historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations.	• Tax law changes • Variances in future projected profitability, including by taxing entity

     In addition, there are other items within SpectraLink’s financial statements that require estimation, but are not as critical as those discussed above. Revisions to any of the discussed estimates, or other non-critical items, could have a significant effect on SpectraLink’s consolidated financial statements.

Recently Issued Accounting Pronouncements

     SpectraLink was required to adopt EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” for the quarter ended September 30, 2003. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of this EITF did not have an effect on the consolidated results of operations or financial position of SpectraLink.

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SAB Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not have an effect on the consolidated results of operations or financial position of SpectraLink.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of SpectraLink due to adverse changes in financial and commodity market prices and rates. SpectraLink is exposed to market risk due to changes in United States interest rates. These exposures are directly related to SpectraLink’s normal operating and funding activities. As of December 31, 2003, SpectraLink has not used derivative instruments or engaged in hedging activities, and is not currently impacted significantly by fluctuations in foreign currency exchange rates.

Interest Rate Risk

     As part of SpectraLink’s cash management strategy, at December 31, 2003, SpectraLink had cash and cash equivalents of approximately $51,861,000 mainly in the form of bank demand deposits and money markets. SpectraLink has completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% point increase in interest rates. If market rates had increased or decreased 1% point during the year ended December 31, 2003, SpectraLink’s interest income would have increased or decreased by approximately $480,000.

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

•
SpectraLink’s ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, SpectraLink must:

•	Develop or gain access to new technologies in order to increase product performance and function, reduce product size, and maintain cost-effectiveness;

•	develop new products for existing and emerging wireless communications markets, and introduce such products in a timely manner;

•	implement emerging wireless standards quickly enough to satisfy market demands and without significant product redesign;

•	develop or obtain access to advanced wireless networking capabilities as they become available; and

•	design, develop and introduce competitive new products on a timely basis.

Due to the competitive nature of SpectraLink’s business, any failure by SpectraLink to meet these challenges could materially and adversely affect SpectraLink’s business, reputation, and operating results.

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

•
The continuing uncertainty about economic prospects in some sectors of our target customer market, adversely impacts their information technology spending and SpectraLink’s business. SpectraLink’s business has been adversely impacted by the continuing uncertainty about general economic prospects in some sectors of our target customer market within the United States and worldwide, because this uncertainty has resulted in a decline in, or a failure to increase, their information technology spending. Consumers of information technology in some of these sectors continue to defer, and in some cases cancel, their purchase decisions. SpectraLink’s operating results have been adversely affected as a result. SpectraLink expects the economic uncertainty to continue to adversely impact its business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from economic uncertainty include longer sales cycles, lower average selling prices, fewer large orders from a single customer and reduced revenues.

•
Changes in rules and regulations of the FCC and other regulatory agencies. The wireless communications industry, regulated by the Federal Communications Commission (FCC) in the United States and similar government agencies in other countries, is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact SpectraLink’s operations in the United States and internationally.

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

•
SpectraLink’s reliance on a limited number of significant customers. A portion of SpectraLink’s revenue has been derived from a limited number of customers. Sales to one customer represented approximately 10% of SpectraLink’s revenue during the twelve months ended December 31, 2003. SpectraLink also has experienced quarter-to-quarter variability in sales to each of its major customers and expects this pattern to continue in the future.

•
SpectraLink might not be able to execute on its business plan if it loses key management or technical personnel, on whose knowledge, leadership and technical expertise it relies, or if new members of SpectraLink’s management team fail to work effectively together. SpectraLink’s success depends heavily upon the contributions of its key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with SpectraLink for several years and have developed specialized knowledge and skills relating to its technology and business. Others have been promoted within, or have newly joined, senior management roles only recently. For example, in September 2003, John Elms, SpectraLink’s Vice President of Operations, was promoted to President and Chief Executive Officer, while Bruce Holland, the former President and Chief Executive Officer, continued with SpectraLink as Chairman of the Board until he resigned from the Board in March 2004. Additionally, in October 2003, SpectraLink hired John Kelley as Vice President of Operations. In February 2004, Michael Cronin, SpectraLink’s Vice President of Sales and Marketing determined to resign his positions of Vice President of Sales and Marketing and Corporate Officer effective April 1, 2004, although he has agreed to remain an employee of SpectraLink to assist with the transition through June 30, 2004. SpectraLink’s success depends in part upon the ability of new executives to work effectively together and with the rest of SpectraLink’s employees to continue to develop its technology and manage the operation and growth of SpectraLink’s business. All of SpectraLink’s executive officers and key personnel are employees at will. SpectraLink has no employment contracts and does not maintain key person insurance on any of its personnel. SpectraLink might not be able to execute on its business plan if it were to lose the services of any of its key personnel. If any of these individuals were to leave SpectraLink unexpectedly, SpectraLink could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

•
SpectraLink faces increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for SpectraLink’s systems include product functions and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, network and application integration capabilities, distribution channels, and the effectiveness of marketing and sales efforts. Most of SpectraLink’s competitors have significantly greater financial, technical, research and development, and marketing resources than SpectraLink. As a result, SpectraLink’s competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than SpectraLink. Enterprise adoption of standards for wireless LAN and voice over IP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems, such as Alcatel or Cisco Systems, both of which manufacture and sell enterprise telephone systems. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems or Symbol Technologies, both of which provide 802.11 wireless infrastructure and wireless telephones. Because SpectraLink focuses on wireless on-premises telephone communications, it cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that SpectraLink will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with a SpectraLink Wireless Telephone System. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full function provided by a SpectraLink Wireless Telephone System.

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

•
SpectraLink’s ability to protect its intellectual property rights. SpectraLink’s future success depends, in part, upon its proprietary technology. SpectraLink relies on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect its proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. There can be no assurance that SpectraLink’s issued patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. If challenged, SpectraLink’s patents might not be upheld or their claims could be narrowed. If SpectraLink fails to protect its proprietary rights adequately, SpectraLink’s competitors might gain access to SpectraLink’s technology. As a result, SpectraLink’s competitors might offer similar products and SpectraLink might not be able to compete successfully in its market. Moreover, despite SpectraLink’s efforts to protect its proprietary rights, unauthorized parties may copy aspects of SpectraLink’s products and obtain and use information that SpectraLink regards as proprietary. Also, SpectraLink’s competitors may independently develop similar, but not infringing, technology, duplicate SpectraLink’s products, or design around SpectraLink’s patents or its other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with SpectraLink, and SpectraLink may not be able to enforce its rights in the event of these breaches. Furthermore, SpectraLink expects that it will increase its international operations in the future, and the laws of many foreign countries do not protect SpectraLink’s intellectual property rights to the same extent as the laws of the United States. SpectraLink may be required to spend significant resources to monitor and protect its intellectual property rights. Any litigation surrounding SpectraLink’s rights could force SpectraLink to divert important financial and other resources from its business operations.

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

•
Recently enacted and proposed changes in securities laws and regulations are likely to increase SpectraLink’s costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, requires changes in some of SpectraLink’s corporate governance, public disclosure and compliance practices. The Act also requires the SEC to implement additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the Nasdaq National Market has adopted revisions to its requirements for companies, such as SpectraLink, that are Nasdaq-listed. These developments have increased SpectraLink’s legal and financial compliance costs, and make some activities, like SEC reporting obligations, more difficult. In addition, SpectraLink expects these developments to make it more difficult and more expensive for SpectraLink to obtain director and officer liability insurance, and SpectraLink may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for SpectraLink to attract and retain qualified members of SpectraLink’s board of directors, particularly to serve on SpectraLink’s audit committee, and qualified executive officers. SpectraLink is presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs SpectraLink may incur as a result.

•
SpectraLink’s reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, (SEC), and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on SpectraLink’s reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, SpectraLink currently is not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of SpectraLink’s common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB has announced its support for recording expense for the fair value of stock options granted. SpectraLink’s reported earnings would be harmed if SpectraLink were required to change its accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

•
The historic volatility of SpectraLink’s stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of SpectraLink’s common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12-month period ended December 31, 2003, the closing price of SpectraLink’s common stock has ranged from a high of $24.70 per share to a low of $6.40 per share. Many factors could cause the market price of SpectraLink’s common stock to fluctuate, including:

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

In addition, the stock market in general, and the market for technology-related stocks in particular, could decline, which could cause the market price of SpectraLink’s common stock to fall for reasons not necessarily related to SpectraLink’s business, results of operations or financial condition. The market price of SpectraLink’s stock also might decline in reaction to events that affect other companies in SpectraLink’s industry even if these events do not directly affect SpectraLink. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and SpectraLink has previously been sued in several purported securities class action lawsuits. Further, certain of SpectraLink’s management and directors were also sued in purported shareholder derivative actions. Although SpectraLink believes that the lawsuits lack merit, due to inherent uncertainties in litigation, SpectraLink cannot accurately predict the outcome of this litigation. An adverse determination could have a significant effect upon SpectraLink’s business and materially affect the price of its stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will require SpectraLink to incur expenses and divert management’s attention and resources from other matters, which could also adversely affect SpectraLink’s business and the price of its stock.

Item 8. Financial Statements and Supplementary Data.

Independent Auditors’ Report

The Board of Directors and Stockholders of SpectraLink Corporation:

We have audited the accompanying consolidated balance sheets of SpectraLink Corporation (a Delaware corporation) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of SpectraLink Corporation and subsidiary as of December 31, 2001 and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 18, 2002 (except with respect to the matter discussed in note 9, as to which the date is March 20, 2002).

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraLink Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Denver, Colorado
January 23, 2004

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

/s/ARTHUR ANDERSEN LLP Arthur Andersen LLP

Denver, Colorado,

     January 18, 2002 (except with respect to the matter discussed in Note 9, as to which the date is March 20, 2002)

The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on January 18, 2002 (except with respect to the matter discussed in Note 9, as to which the date is March 20, 2002). We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to consolidated balance sheets as of December 31, 2001 and 2000 and statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,861	$44,211
Trade accounts receivable, net of allowance of $341 and $311, respectively	14,470	11,236
Income taxes receivable	204	105
Inventory, net	7,653	7,449
Deferred income taxes – current portion	1,562	975
Other	800	798

Total current assets	76,550	64,774

PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	2,312	1,632
Equipment	9,245	7,240
Leasehold improvements	989	865

	12,546	9,737
Less – Accumulated depreciation and amortization	(8,463)	(7,224)

Net property and equipment	4,083	2,513
DEFERRED INCOME TAXES – NON CURRENT PORTION	151	165
OTHER	387	232

TOTAL ASSETS	$81,171	$67,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,453	$1,023
Accrued payroll, commissions, and employee benefits	3,114	2,069
Accrued sales, use and property taxes	724	512
Accrued warranty expenses	493	274
Other accrued expenses (Note 9)	2,269	1,657
Deferred revenue	6,319	5,281

Total current liabilities	14,372	10,816
LONG-TERM LIABILITIES	250	178

TOTAL LIABILITIES	14,622	10,994

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)
STOCKHOLDERS’ EQUITY (Note 3):
Preferred stock, $0.01 par value; 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 22,800 and 22,130 shares issued, respectively; 18,871 and 18,648 shares outstanding, respectively	227	221
Additional paid-in capital	71,010	63,763
Treasury stock, at cost, 3,929 and 3,482 shares, respectively	(29,394)	(25,706)
Retained earnings	24,706	18,412

TOTAL STOCKHOLDERS’ EQUITY	66,549	56,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,171	$67,684

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

Product sales, net	$56,469	$48,771	$50,683
Service sales	14,959	12,130	10,068

Total net sales	71,428	60,901	60,751
Cost of product sales	16,329	14,732	15,206
Cost of service sales	7,220	6,303	5,311

Total cost of sales	23,549	21,035	20,517

Gross profit	47,879	39,866	40,234
OPERATING EXPENSES:
Research and development	7,759	6,501	5,510
Marketing and selling	23,110	21,440	21,504
General and administrative	4,230	3,742	3,378

Total operating expenses	35,099	31,683	30,392

INCOME FROM OPERATIONS	12,780	8,183	9,842
INVESTMENT INCOME AND OTHER:
Interest income	433	658	1,400
Other income (expense), net	(131)	(107)	(40)

Total investment income and other	302	551	1,360

INCOME BEFORE INCOME TAXES	13,082	8,734	11,202
INCOME TAX EXPENSE	4,906	3,319	4,201

NET INCOME	$8,176	$5,415	$7,001

BASIC EARNINGS PER SHARE (Note 2)	$0.44	$0.29	$0.37

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	18,570	18,960	19,010

DILUTED EARNINGS PER SHARE (Note 2)	$0.42	$0.28	$0.35

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	19,270	19,240	19,990

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except per share amounts)

	Common Stock		Treasury Stock		Additional
					Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings

BALANCES, December 31, 2000	20,775	$207	(1,716)	$(8,564)	$53,855	$5,996
Exercises of common stock options	917	10	—	—	3,904	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	62	1	—	—	610	—
Income tax benefit from exercises of stock options	—	—	—	—	3,751	—
Net income	—	—	—	—	—	7,001
Purchases of treasury stock	—	—	(810)	(9,053)	—	—

BALANCES, December 31, 2001	21,754	218	(2,526)	(17,617)	62,120	12,997
Exercises of common stock options	296	2	—	—	960	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	80	1	—	—	589	—
Income tax benefit from exercises of stock options	—	—	—	—	94	—
Net income	—	—	—	—	—	5,415
Purchases of treasury stock	—	—	(956)	(8,089)	—	—

BALANCES, December 31, 2002	22,130	221	(3,482)	(25,706)	63,763	18,412
Exercises of common stock options	588	6	—	—	4,578	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	82	—	—	—	609	—
Income tax benefit from exercises of stock options	—	—	—	—	2,060	—
Cash dividend – $0.10 per share	—	—	—	—	—	(1,882)
Net income	—	—	—	—	—	8,176
Purchases of treasury stock	—	—	(447)	(3,688)	—	—

BALANCES, December 31, 2003	22,800	$227	(3,929)	$(29,394)	$71,010	$24,706

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,176	$5,415	$7,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,239	1,089	1,083
Income tax benefit from the exercises of stock options	2,060	94	3,751
Provision for bad debts	34	229	143
Provision for excess and obsolete inventory	498	512	375
Amortization of premium (discount) on investments in marketable securities	—	4	(44)
Deferred income taxes	(562)	609	(177)
Changes in assets and liabilities —
(Increase) decrease in trade accounts receivable	(3,268)	1,448	1,518
(Increase) decrease in income taxes receivable	(99)	2,474	(2,579)
(Increase) decrease in inventory	(702)	112	581
(Increase) decrease in other assets	(157)	(277)	447
Increase (decrease) in accounts payable	430	14	(540)
Increase in accrued liabilities, income taxes payable and deferred revenue	3,078	2,167	684

Net cash provided by operating activities	10,727	13,890	12,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,681)	(1,384)	(1,282)
Purchases of investments in marketable securities	—	—	(3,484)
Maturity of investments in marketable securities	—	1,000	13,500

Net cash provided by (used in) investing activities	(2,681)	(384)	8,734

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under obligations	(19)	—	—
Dividend paid	(1,882)	—	—
Purchases of treasury stock	(3,688)	(8,089)	(9,053)
Proceeds from exercises of common stock options	4,584	962	3,914
Proceeds from issuances of common stock	609	590	611

Net cash used in financing activities	(396)	(6,537)	(4,528)

INCREASE IN CASH AND CASH EQUIVALENTS	7,650	6,969	16,449
CASH AND CASH EQUIVALENTS, beginning of year	44,211	37,242	20,793

CASH AND CASH EQUIVALENTS, end of year	$51,861	$44,211	$37,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,981	$190	$3,268

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Assets acquired under obligations	$128	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

          Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in the form of bank demand deposits and money market accounts with financial institutions that management believes are credit worthy. A portion of revenue is generated from the healthcare and retail industries; therefore, the Company may be exposed to credit risk associated with these industries as well as credit risks from various customers affected by the weak economy. The Company established an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for uncollectible accounts was approximately $341,000 and $311,000 as of December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, costs charged to the provision for bad debts was approximately $34,000, $229,000 and $143,000, respectively, and the net deductions to the allowance for uncollectible accounts were approximately $3,000, $282,000 and $87,000, respectively, and were primarily related to amounts written off, net of recoveries. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

          Fair Value of Financial Instruments

     The Company’s financial instruments consist of cash and cash equivalents, trade receivables and payables. The carrying values of the cash equivalents, investments in marketable securities, trade receivables and payables approximate their fair values.

          Inventory

     Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventory at December 31, 2003 and 2002, consists of the following:

	2003	2002

	(In thousands)
Raw materials	$3,276	$2,630
Work in progress	25	—
Finished goods	4,352	4,819

	$7,653	$7,449

     The reserve for obsolete or otherwise unrealizable inventory was $591,000 and $651,000 as of December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, costs charged to the provision for obsolete inventory were approximately $498,000, $512,000 and $375,000, respectively, and the costs charged to marketing and selling expenses related to the consignment inventory reserve were approximately $264,000, $258,000 and $256,000, respectively. For the years ended December 31, 2003, 2002 and 2001, the net deductions to the obsolete inventory reserve were approximately $822,000, $529,000 and $503,000, respectively, and were primarily related to obsolete and scrapped inventory write offs.

          Depreciation and Amortization

     Depreciation is provided using the straight-line method over estimated useful lives of three to ten years for property and equipment. Depreciation expense was $884,000, $886,000, and $900,000, for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of leasehold improvements and computer software is provided straight-line over the shorter of the estimated useful life of the assets, ranging from two to five years, or the remaining lease term. Amortization expense was $355,000, $203,000 and $183,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

          Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses would be recorded for the difference between the carrying value and fair value of the long-lived asset if impairment was indicated.

          Research and Development Costs

     Research and development costs are expensed as incurred. These costs consist primarily of salaries, parts, supplies and contract services.

          Revenue Recognition

     The Company derives its revenue principally from the sale of products or services of wireless telephone systems. The Company recognizes revenue on each element of an arrangement when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. Revenue from product sales is recorded upon transfer of title, which is generally upon shipment of product. Revenue is deferred if there are significant post delivery obligations, if collection is not reasonably assured at the time sale, or if the fee is not fixed and determinable. When post delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company offers products and services such as installation, support, education and training, upgrades and extended warranty coverage. For multiple element arrangements, the Company intends to establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. Revenue from installation and training services are deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement. The Company recognizes amounts billed to customers for shipping and handling costs as revenue when the related products are shipped. Costs of shipping and handling are included in cost of sales.

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

          Earnings per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing net income by the sum of the weighted-average number of common shares outstanding and, if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they are anti-dilutive, totaled 180,610, 1,733,427, and 80,607 for the years ended December 31, 2003, 2002 and 2001, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Years Ended December 31,
	(In thousands, except per share amounts)

	2003			2002			2001

	Net		Per	Net		Per	Net		Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share

Basic EPS—	$8,176	18,570	$0.44	$5,415	18,960	$0.29	$7,001	19,010	$0.37
Effect of dilutive securities:
Stock purchase plan	—	21	—	—	22	—	—	16	—
Stock options outstanding	—	679	(0.02)	—	258	(0.01)	—	964	(0.02)

Diluted EPS—	$8,176	19,270	$0.42	$5,415	19,240	$0.28	$7,001	19,990	$0.35

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

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Beginning Balance Accrued Product Warranty and Service:	$274	$278	$290
Additions to the accrual for product warranties	755	667	606
Payments made in cash or in kind	(536)	(671)	(618)

Ending Balance Accrued Product Warranty and Service	$493	$274	$278

          Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion (APB) No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”. Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for stock options and similar equity instruments. As allowed by SFAS 123, the Company has continued to apply APB No. 25 to account for its employee stock based compensation plans and has adopted the disclosure requirements of SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS 123. Had the Company determined compensation expense for its stock-based compensation plans based on fair value at the date of grant under SFAS 123, the Company’s consolidated net income, and basic and diluted earnings per share, would have been the pro forma amounts as follows.

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Net income, as reported	$8,176	$5,415	$7,001
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(2,482)	(2,926)	(3,129)
Compensation expense for the stock purchase plan	(167)	(182)	(181)

Net income, pro forma	$5,527	$2,307	$3,691

Earnings Per Share:
Basic – as reported	$0.44	$0.29	$0.37
Basic – pro forma	$0.30	$0.12	$0.19

Diluted – as reported	$0.42	$0.28	$0.35
Diluted – pro forma	$0.29	$0.12	$0.19

          Advertising Costs

     The Company expenses all advertising costs as they are incurred. Advertising expense for years ended December 31, 2003, 2002 and 2001, were approximately $615,000, $435,000 and $510,000, respectively.

          Comprehensive Income

     Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2003, the Company has not had any transactions that are required to be reported as adjustments to determine comprehensive income.

          Reportable Segments

     Since its inception, the Company has conducted its operations in one operating segment.

          New Accounting Pronouncements

     SpectraLink was required to adopt EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” for the quarter ended September 30, 2003. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of this EITF did not have an effect on the consolidated results of operations or financial position of SpectraLink.

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SAB Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not have an effect on the consolidated results of operations or financial position of the Company.

          Reclassifications

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

(3) STOCKHOLDERS’ EQUITY

          Stock Option Plan

     On May 24, 2000, the Company’s stockholders approved the 2000 Stock Option Plan (the 2000 Option Plan), which is a successor to the Company’s original option plan that became effective June 7, 1990. Collectively, these two option plans are referred to as the (“Plans”). The 2000 Option Plan provides selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase up to 2,000,000 shares of the Company’s common stock. The 2000 Option Plan also provides for automatic annual increases in the number of shares available for the 2000 Option Plan by an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares ratified by the Company’s Board of Directors, not to exceed 1,300,000 shares. In 2003, 2002 and 2001, the Board of Directors increased the number of shares available for the 2000 Option Plan by 950,000, 950,000 and 900,000 shares, respectively.

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

     A summary of activity of the Plans for the years ended December 31, 2003, 2002 and 2001, is as follows:

		Weighted Average
	Number of Shares	Exercise Price

	(In thousands, except per share amounts)
Outstanding at December 31, 2000	2,338	$6.01
Granted	703	$10.74
Canceled	(52)	$10.59
Exercised	(917)	$4.27

Outstanding at December 31, 2001	2,072	$8.27
Granted	594	$9.13
Canceled	(47)	$11.64
Exercised	(296)	$3.26

Outstanding at December 31, 2002	2,323	$9.07
Granted	726	$12.82
Canceled	(41)	$10.68
Exercised	(587)	$7.81

Outstanding at December 31, 2003	2,421	$10.47

Exercisable at December 31, 2003	1,120	$9.25

     A summary of additional information related to the options outstanding as of December 31, 2003, is as follows:

	Options Outstanding				Options Exercisable

		Weighted
	Number	Average		Weighted	Number	Weighted
Range of	Outstanding	Remaining		Average	Exercisable	Average
Exercise Prices	(In thousands)	Contractual Life		Exercise Price	(In thousands)	Exercise Price

$2.63 - $7.90	317	5.3	years	$5.549	199	$4.272
$7.97 - $8.35	334	9.1	years	$8.332	8	$8.232
$8.40 - $9.13	286	5.1	years	$9.063	241	$9.075
$9.15 - $9.16	433	8.1	years	$9.159	178	$9.159
$9.20 - $10.04	62	3.3	years	$9.786	54	$9.793
$10.09 - $10.188	348	7.1	years	$10.187	226	$10.187
$10.19- $12.19	254	7.1	years	$11.366	151	$11.592
$12.25 -$18.75	258	8.6	years	$17.004	57	$15.916
$18.93 -$24.00	128	9.5	years	$21.878	5	$22.911
$27.00	1	4.2	years	$27.000	1	$27.000

Total	2,421	7.3	years	$10.474	1,120	$9.249

     The weighted average fair value of options granted in 2003, 2002 and 2001, was $7.60, $5.81 and $8.66, respectively. For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 1.53%, 1.71% and 4.10%; no dividends the first three quarters of 2003 and in 2002 and 2001, and a $0.10 per share dividend in the fourth quarter of 2003; expected lives (net of forfeitures) of 1.74 years, 1.76 years and 4.0 years, respectively; and expected volatility of 82%, 88% and 90%, respectively.

          Employee Stock Purchase Plan

     On May 24, 2000, the Company’s stockholders amended the Employee Stock Purchase Plan (the Stock Purchase Plan) to increase the authorized shares available for issue by 100,000, and to provide for an annual increase in the number of shares of common stock available under the Stock Purchase Plan in an amount equal to 60,000 per year. Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the Stock Purchase Plan if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan is equal to 85% of the lower of the fair market value on the commencement date or termination date of each offering period (usually six months). Under the Stock Purchase Plan, the Company sold to employees 82,410 shares in 2003, 80,051 shares in 2002 and 62,093 shares in 2001. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions for 2003, 2002 and 2001, respectively: no dividends the first three quarters of 2003 and in 2002 and 2001, and a $0.10 per share dividend in the fourth quarter of 2003; an expected life of six months; expected volatility of 81%, 100% and 90%; and a risk-free interest rate of 1.52%, 1.71% and 3.57%, respectively. The weighted-average fair value of the right to purchase those shares in 2003, 2002 and 2001 was $3.23, $5.65 and $4.67 per share, respectively.

(4) INCOME TAXES

     The expense for income taxes for the years ended December 31, 2003, 2002 and 2001, is as follows:

	Years Ended December 31,

	2003	2002	2001

		(In thousands)
Current provision-
Federal	$4,547	$2,056	$3,558
State	921	654	820

	5,468	2,710	4,378

Deferred provision (benefit)-
Federal	(521)	611	(153)
State	(41)	(2)	(24)

	(562)	609	(177)

Income tax expense	$4,906	$3,319	$4,201

     The Company recorded a reduction in its income taxes payable equal to the benefit for tax deductible compensation related to exercises of stock options of $2,060,000, $94,000 and $3,751,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The reduction in income taxes payable that results from stock options is accounted for as additional proceeds from the exercise of the options and credited directly to additional paid-in-capital. The benefit does not reduce income tax expense charged to income.

     The following reconciles the Company’s effective tax expense to the federal statutory expense for the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,

	2003	2002	2001

		(In thousands)
Income tax expense per federal statutory rate (34.3%, 34% and 34%, respectively)	$4,481	$2,970	$3,808
State income taxes, net of federal benefit	614	416	539
Permanent differences and other	140	229	101
Income tax credits	(329)	(296)	(247)

	$4,906	$3,319	$4,201

     The Company’s deferred income taxes are summarized as follows:

	As of December 31,
	2003	2002

	(In thousands)
Current deferred tax assets—
Warranty reserve	$185	$104
Allowance for uncollectible accounts	128	118
Inventory reserve	253	300
Accrued vacation	291	270
Deferred revenue	705	194
Other	—	(11)

	$1,562	$975

Long-term deferred tax assets —
Depreciation and amortization	$151	$165

	$151	$165

(5) RELATED PARTY

     The Company rented office space in 2001 and 2000 from an affiliated company owned by one of the Company’s officers, directors and stockholders. The lease expired in April 2001 and was not renewed. Total rent paid to the related party was $0 for the years ended December 31, 2003 and 2002, and $17,940 for the year ended December 31, 2001.

(6) COMMITMENTS AND CONTINGENCIES

     The Company enters into leases for its facilities under noncancelable operating lease arrangements that expire at various dates through 2007. The Company has other obligations for office equipment that expire at various dates through 2008. Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 2003, 2002 and 2001, was approximately $1,449,000, $1,578,000 and $1,429,000, respectively.

     The Company incurs various purchase obligations with vendors and suppliers for the purchase of inventory, as well as goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from six to twelve months from the purchase date, and in certain cases, purchase orders that contain non-cancelable/non-returnable terms and conditions associated with these purchase arrangements. The Company is committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow it to delay receipt of such orders. Such orders may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from suppliers that were in excess of demand requirements and the Company has previously recognized charges and expenses related to such excess material, related primarily to engineering changes. If the Company is not able to adequately manage its supply chain and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company enters into various license agreements, some of which require royalty payments and non-refundable licensing fees. For the years ended December 31, 2003, 2002 and 2001, respectively, the Company incurred an expense of approximately $384,000, $122,000 and $0 for license and other fees relating to these agreements.

     The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the Company’s financial statements.

     As of December 31, 2003, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	2004	2005	2006	2007	Thereafter	Total

Operating leases	$1,055,000	$827,000	$827,000	$279,000	$—	$2,988,000
Purchase commitments	436,000	—	—	—	—	436,000
Other obligations	29,000	29,000	29,000	29,000	7,000	123,000

Total contractual obligations and commercial commitments	$1,520,000	$856,000	$856,000	$308,000	$7,000	$3,547,000

(7) MAJOR CUSTOMERS

     During 2003 and 2001, one customer comprised more than 10% of total net sales. In 2003, this customer represented 11.3% of total net sales, while representing 11.7% of net sales in 2001. During 2002, no one customer comprised more than 10% of total net sales.

     As of December 31, 2003, one customer comprised more than 10% of net trade accounts receivable. This customer represented 16.7% of net trade accounts receivable. As of December 31, 2002, no one customer comprised in excess of 10% of the net trade accounts receivable balance.

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

     The Company may make discretionary matching contributions up to a maximum of 3% of each participant’s compensation. Additionally, the Company may make discretionary contributions to eligible employees in proportion to the employee’s compensation and unrelated to any employee contributions or Company profitability. The Company has made discretionary matching contributions of approximately $497,000, $483,000 and $453,000 to the 401(k) Plan for the years ended December 31, 2003, 2002 and 2001, respectively.

(9) OTHER ACCRUED LIABILITIES

     The components of other accrued expenses are as follows:

	As of December 31,
	2003	2002

	(In thousands)
Professional fees	$339	$269
License and royalties	222	253
Travel	171	156
Sales meeting	175	155
Marketing fees	344	128
Inventory	345	112
Other	673	584

	$2,269	$1,657

     10) LEGAL PROCEEDINGS

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

     The cases are designated as follows: Wilmer Kerns, Individually And On Behalf of All Others Similarly Situated, Plaintiff, vs. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0263); Danilo Martin Molieri, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0315); Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendants), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation, Plaintiff, v. Carl D. Carman, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case. No. 02CV1687).

     The Kerns and Molieri purported class actions were consolidated, and the plaintiffs filed a Consolidated Amended Complaint. In January of 2003, the Court denied a motion to dismiss that amended pleading, and discovery commenced. The Court has certified a class of all purchasers of publicly traded common stock of SpectraLink from April 19, 2001 through January 11, 2002, inclusive. On November 26, 2003, the Lead Plaintiffs in these consolidated class actions moved the court for permission to file a second consolidated amended class action, which would have deleted certain of the original claims, would have extended the class period so that it would commence on February 1, 2001 instead of April 19, 2001, and would have added more detail on claims relating to alleged improper revenue recognition. The Company opposed the motion. On March 5, 2004, the Magistrate Judge entered a written Order denying Lead Plaintiffs’ motion. Lead Plaintiffs have the right to apply to the District Court to modify or set aside the Magistrate Judge’s Order.

     The parties to the consolidated class actions have agreed to engage in mediation on April 16, 2004, and the Court has granted a stipulated motion which extends various discovery and other deadlines. There can be no assurance that the mediation will be successful.

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

     SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend itself and its officers and directors if a successful mediated settlement cannot be reached. SpectraLink does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and their lawyers, which could have a material adverse effect on SpectraLink’s business, financial condition and results of operations. In addition, the litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are not successful in their claims against SpectraLink and/or its officers and directors.

     The Company has incurred a loss related to the directors and officer’s insurance deductible of which the majority of the expense was reflected in 2002. Based on current facts and circumstances, the Company is unable to estimate future losses, if any, it may incur after considering the amounts that will be covered by insurance.

     SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

(11) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following summarizes selected quarterly financial information for each of the two years for the periods ended December 31, 2003:

	Quarters Ended

	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
	2003	2003	2003	2003	2002	2002	2002	2002

Net Sales	$19,880	$18,343	$18,635	$14,568	$16,486	$15,317	$15,237	$13,861
Gross Profit	13,169	12,296	12,764	9,650	11,067	9,951	9,809	9,039
Net Income	2,544	2,276	2,300	1,056	1,688	1,523	1,289	915
Diluted Earnings Per Share	0.13	0.12	0.12	0.06	0.09	0.08	0.07	0.05

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

Item 9A. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. SpectraLink’s chief executive officer and chief financial officer, based on their evaluation of SpectraLink’s disclosure controls and procedures as of the end of the period covered by this report (the Evaluation Date), concluded that SpectraLink’s disclosure controls and procedures were effective as of the Evaluation Date for this purpose.

     Changes in Internal Controls over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in SpectraLink’s “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of SpectraLink’s disclosure controls and procedures as of the end of the period covered by this report, SpectraLink’s Chief Executive Officer and Chief Financial Officer did not identify any change in SpectraLink’s internal control over financial reporting during the three-month period ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, SpectraLink’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information required to be set forth hereunder has been omitted and, except as stated therein, will be incorporated by reference, when filed, from SpectraLink’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on or about June 9, 2004 or on an amendment to this report on Form 10-K/A to be filed no later than 120 days after the end of SpectraLink’s fiscal year 2003.

Item 11. Executive Compensation.

     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from SpectraLink’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on or about June 9, 2004 or on an amendment to this report on Form 10-K/A to be filed no later than 120 days after the end of SpectraLink’s fiscal year 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from SpectraLink’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on or about June 9, 2004 or on an amendment to this report on Form 10-K/A to be filed no later than 120 days after the end of SpectraLink’s fiscal year 2003. Information on securities authorized for issuance under equity compensation plans is set forth under Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from SpectraLink’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on or about June 9, 2004 or on an amendment to this report on Form 10-K/A to be filed no later than 120 days after the end of SpectraLink’s fiscal year 2003.

Item 14. Principal Accountant Fees and Services.

     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from SpectraLink’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on or about June 9, 2004 or on an amendment to this report on Form 10-K/A to be filed no later than 120 days after the end of SpectraLink’s fiscal year 2003.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)	(1) Financial Statements.

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 29.

(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not required, are not applicable, or the information is included in the Financial Statements, or notes thereto.

(3) Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (1)

4.1	Specimen common stock certificate. (1)

10.1	SpectraLink Corporation Stock Option Plan, as amended. (1)

10.2	Form of Incentive Stock Option Agreement under SpectraLink’s Stock Option Plan. (1)

10.3	Form of Non-Qualified Stock Option Agreement under SpectraLink’s Stock Option Plan. (1)

10.4	Form of Indemnification Agreement with directors and executive officers of the Registrant. (1)

10.5	Stock Restriction Agreement dated September 5, 1995, between SpectraLink and Wellington Trust. (1)

10.6	Lease Agreement dated September 29, 1995 between SpectraLink and Walnut Prairie Joint Venture. (1)

10.7	Form of Consultant Non-Disclosure Agreement used between SpectraLink and consultants. (1)

10.8	Form of Employee Non-Disclosure Agreement used between SpectraLink and its employees. (1)

10.9	Sublease Agreement dated May 1, 1990, between Incubix, Inc. and SpectraLink. (1)

10.10	Lease agreement dated October 17, 1996 between SpectraLink and Flatiron Park Company. (2)

10.11	Lease agreement dated February 26, 1998, as amended January 8, 1999, between SpectraLink and Flatiron Park Company. (3)

10.12	SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements. (5)

10.13	SpectraLink Corporation Employee Stock Purchase Plan, as amended. (5)

10.14	Amendment dated March 9, 2001 to lease agreement dated February 26, 1998, between SpectraLink and Flatiron Industrial Park Company. (6)

10.15	Lease agreement dated September 20, 2001, between SpectraLink and 2545 Central, LLC. (6)

10.16	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (7)

10.17	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (7)

10.18	Lease agreement dated April 15, 2003 between SpectraLink and 2545 Central, LLC. (7)

10.19	Lease agreement dated September 30, 2003, between SpectraLink and 2545 Central, LLC.*

21.1	Subsidiaries of the Company. (4)

23.1	Consent of KPMG LLP*

Exhibit Number	Description

31.1	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Nancy K. Hamilton pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Nancy K. Hamilton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for the fiscal year ended December 31, 1999.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(b)	Reports on Form 8-K

     SpectraLink filed a Current Report on Form 8-K, dated November 19, 2003, which reported information under Item 5 “Other Events” concerning the initiation of a SpectraLink dividend policy and declaration of the Company’s initial quarterly cash dividend. The quarterly cash dividend of $0.10 per share was paid on December 23, 2003 to stockholders of record at the close of business on December 15, 2003.

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

SPECTRALINK CORPORATION

By:	/s/ JOHN H. ELMS

John H. Elms,
President and CEO

Date: March 11, 2004

POWER OF ATTORNEY

     By signing this Form 10-K below, I hereby appoint each of John H. Elms and Nancy K. Hamilton, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he or she believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN H. ELMS John H. Elms	Principal Executive Officer and Director	March 11, 2004

/s/ NANCY K. HAMILTON Nancy K. Hamilton	Principal Financial Officer and Principal Accounting Officer	March 11, 2004

Werner P. Schmuecking	Chairman of the Board and Director	March 11, 2004

/s/ CARL D. CARMAN Carl D. Carman	Director	March 11, 2004

/s/ ANTHONY V. CAROLLO, JR. Anthony V. Carollo, Jr.	Director	March 11, 2004

/s/ BURTON J. MCMURTRY Burton J. McMurtry	Director	March 11, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (1)

4.1	Specimen common stock certificate. (1)

10.1	SpectraLink Corporation Stock Option Plan, as amended. (1)

10.2	Form of Incentive Stock Option Agreement under SpectraLink’s Stock Option Plan. (1)

10.3	Form of Non-Qualified Stock Option Agreement under the SpectraLink’s Stock Option Plan. (1)

10.4	Form of Indemnification Agreement with directors and executive officers of the Registrant. (1)

10.5	Stock Restriction Agreement dated September 5, 1995, between SpectraLink and Wellington Trust. (1)

10.6	Lease Agreement dated September 29, 1995 between SpectraLink and Walnut Prairie Joint Venture. (1)

10.7	Form of Consultant Non-Disclosure Agreement used between SpectraLink and consultants. (1)

10.8	Form of Employee Non-Disclosure Agreement used between SpectraLink and its employees. (1)

10.9	Sublease Agreement dated May 1, 1990, between Incubix, Inc. and SpectraLink. (1)

10.10	Lease agreement dated October 17, 1996 between SpectraLink and Flatiron Park Company. (2)

10.11	Lease agreement dated February 26, 1998, as amended January 8, 1999, between SpectraLink and Flatiron Park Company. (3)

10.12	SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements. (5)

10.13	SpectraLink Corporation Employee Stock Purchase Plan, as amended. (5)

10.14	Amendment dated March 9, 2001 to lease agreement dated February 26, 1998, between SpectraLink and Flatiron Industrial Park Company. (6)

10.15	Lease agreement dated September 20, 2001, between SpectraLink and 2545 Central, LLC. (6)

10.16	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (7)

10.17	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (7)

10.18	Lease agreement dated April 15, 2003 between SpectraLink and 2545 Central, LLC. (7)

10.19	Lease agreement dated September 30, 2003, between SpectraLink and 2545 Central, LLC.*

21.1	Subsidiaries of the Company. (4)

Exhibit Number	Description

23.1	Consent of KPMG LLP*

31.1	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Nancy K. Hamilton pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Nancy K. Hamilton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for the fiscal year ended December 31, 1999.

(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.