Form 10-K/A
period 2003-12-31
SPECTRALINK CORP
filed 2004-03-11
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX
Certification by John H. Elms - Section 302
Certification by Nancy K. Hamilton - Section 302

EXPLANATORY NOTE

     SpectraLink Corporation is filing this Form 10-K/A solely to correct the Signature Page to its Form 10-K for the fiscal year ended December 31, 2003 that had incorrectly referred to Werner P. Schmuecking as Chairman of the Board and Director. Mr. Schmuecking is a Director.

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

Signatures	Title	Date
/s/ JOHN H. ELMS John H. Elms	Principal Executive Officer and Director	March 11, 2004

/s/ NANCY K. HAMILTON Nancy K. Hamilton	Principal Financial Officer and Principal Accounting Officer	March 11, 2004

Werner P. Schmuecking	Director	March 11, 2004

* Carl D. Carman	Director	March 11, 2004

* Anthony V. Carollo, Jr.	Director	March 11, 2004

* Burton J. McMurtry	Director	March 11, 2004

*By:	/s/ JOHN H. ELMS John H. Elms Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Nancy K. Hamilton pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed with the Securities and Exchange Commission with this Amendment No. 1 on Form 10-K/A.