Form 10-Q
period 2004-03-31
SPECTRALINK CORP
filed 2004-05-10
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Applicable only to corporate issuers:
As of April 30, 2004, there were 19,041,349 shares outstanding of SpectraLink Corporation’s Common Stock - par value per share $0.01.

SPECTRALINK CORPORATION AND SUBSIDIARY
INDEX

PART I - ITEM 1

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,569	$51,861
Trade accounts receivable, net of allowance of $351 and $341, respectively	14,371	14,470
Income taxes receivable	—	204
Inventories, net	9,267	7,653
Deferred income taxes - current portion	1,649	1,562
Other	933	800

Total current assets	78,789	76,550
PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	2,651	2,312
Equipment	9,390	9,245
Leasehold improvements	1,016	989

	13,057	12,546
Less - accumulated depreciation	(8,849)	(8,463)

Net property and equipment	4,208	4,083
DEFERRED INCOME TAXES, net of current portion	153	151
OTHER	401	387

TOTAL ASSETS	$83,551	$81,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,991	$1,453
Accrued payroll, commissions and employee benefits	1,991	3,114
Accrued sales, use and property taxes	733	724
Accrued warranty expenses	594	493
Other accrued expenses	2,434	2,269
Income taxes payable	875	—
Deferred revenue	6,691	6,319

Total current liabilities	15,309	14,372
LONG-TERM LIABILITIES	249	250

TOTAL LIABILITIES	15,558	14,622

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,932 and 22,800 shares issued, respectively, and 19,003 and 18,871 shares outstanding, respectively	229	227
Additional paid-in capital	72,251	71,010
Retained earnings	24,907	24,706
Treasury stock, 3,929 shares, at cost	(29,394)	(29,394)

TOTAL STOCKHOLDERS’ EQUITY	67,993	66,549

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,551	$81,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
SALES:
Product Sales, net	$15,206	$11,276
Service Sales	4,107	3,292

Net Sales	19,313	14,568

COST OF SALES:
Cost of Product Sales	4,325	3,205
Cost of Service Sales	2,441	1,713

Total Cost of Sales	6,766	4,918

Gross Profit	12,547	9,650
OPERATING EXPENSES:
Research and Development	2,066	1,903
Marketing and Selling	6,033	5,144
General and Administrative	1,216	995

Total Operating Expenses	9,315	8,042

INCOME FROM OPERATIONS	3,232	1,608
INVESTMENT INCOME AND OTHER:
Interest Income	116	122
Other Income (Expense), net	41	(27)

Total Investment Income and Other	157	95

INCOME BEFORE INCOME TAXES	3,389	1,703
INCOME TAX EXPENSE	1,288	647

NET INCOME	$2,101	$1,056

BASIC EARNINGS PER SHARE (Note 3)	$0.11	$0.06

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,940	18,590

DILUTED EARNINGS PER SHARE (Note 3)	$0.11	$0.06

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,770	18,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,101	$1,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	386	257
Income tax benefit from the exercise of stock options	194	12
Provision for bad debts	35	11
Provision for excess and obsolete inventories	128	90
Deferred income taxes	(89)	—
Changes in operating assets and liabilities
Decrease in trade accounts receivable	64	471
Increase in inventories	(1,742)	(322)
Decrease (increase) in other assets and income taxes receivable	57	(158)
Increase in accounts payable	538	81
Increase in accrued liabilities, income taxes payable and deferred revenue	383	712

Net cash provided by operating activities	2,055	2,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(490)	(388)

Net cash used in investing activities	(490)	(388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligation	(6)	—
Proceeds from exercises of common stock options	1,049	64
Dividends paid	(1,900)	—
Purchases of treasury stock	—	(1,789)

Net cash used in financing activities	(857)	(1,725)

INCREASE IN CASH AND CASH EQUIVALENTS	708	97
CASH AND CASH EQUIVALENTS, beginning of period	51,861	44,211

CASH AND CASH EQUIVALENTS, end of period	$52,569	$44,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$106	$79

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under long-term obligation	$21	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1. Basis of Presentation

     The accompanying condensed consolidated financial statements as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003, have been prepared from the books and records of SpectraLink Corporation and its wholly owned subsidiary, SpectraLink International Corporation (together “SpectraLink” or “the Company”) and are unaudited. In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2003, which are included in SpectraLink’s Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in SpectraLink’s annual financial statements.

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

	Three months ended March 31,
	2004	2003
	(In thousands, except per share
	amounts)
Net Income, as reported	$2,101	$1,056
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(455)	(581)
Compensation expense for the stock purchase plan	(45)	(43)

Net Income, pro forma	$1,601	$432

Earnings Per Share:
Basic — as reported	$0.11	$0.06
Basic — pro forma	$0.08	$0.02

Diluted — as reported	$0.11	$0.06
Diluted — pro forma	$0.08	$0.02

3. Inventories

     Inventories include the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventories as of March 31, 2004 and December 31, 2003, consisted of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Raw materials	$4,254	$3,276
Work in progress	—	25
Finished goods	5,013	4,352

	$9,267	$7,653

The reserve for potential excess and/or obsolete inventories was $697,000 and $591,000 as of March 31, 2004 and December 31, 2003, respectively.

4. Earnings Per Share

     Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents as determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they were anti-dilutive, totaled 151,161 and 2,030,485 for the three months ended March 31, 2004 and 2003, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Three months ended March 31,
	(In thousands, except per share amounts)
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$2,101	18,940	$0.11	$1,056	18,590	$0.06
Effect of dilutive securities:
Stock purchase plan	—	—	—	—	13	—
Stock options outstanding	—	830	—	—	197	—

Diluted EPS—	$2,101	19,770	$0.11	$1,056	18,800	$0.06

5. Product Warranties and Service

     The Company provides warranties against defects in materials and workmanship for SpectraLink’s products generally ranging from 90 days to 15 months, but in limited cases up to 24 months. At the time the product is shipped, the Company establishes a provision for estimated expenses of providing service under these warranties based on historical warranty experience. A summary of activity for accrued product warranty and service is as follows:

	Three months ended
	March 31,
	2004	2003
	(In thousands)
Beginning Balance, Accrued Product Warranty and Service	$493	$274
Additions to the accrual for product warranties	314	145
Reductions for incurred warranty charges	(213)	(137)

Ending Balance, Accrued Product Warranty and Service	$594	$282

6. Advertising Costs

     The Company expenses all advertising costs as they are incurred. Advertising expense for the three months ended March 31, 2004 and 2003, were approximately $168,000 and $133,000, respectively.

7. Stockholders’ Equity

     In the first quarter of 2004, SpectraLink did not repurchase any outstanding common stock. During the first quarter of 2003, 226,500 shares of outstanding common stock (classified as treasury stock) were repurchased at a cost of $1,789,000.

8. Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to current year presentation.

9. Legal Proceedings

     On January 14, 2002, SpectraLink issued a press release announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. Shortly after the press release, the Company’s stock price declined and the Company and certain of its officers and directors were named as defendants in four lawsuits filed between February 7, 2002 and March 6, 2002, three of which were filed in the United States District Court for the District of Colorado and one of which was filed in the Colorado District Court for the City and County of Denver. In each of the lawsuits, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, initially sought to assert claims either on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002, or in the case of two of the lawsuits (one filed in the United States District Court and one in the Colorado District Court), derivatively on behalf of SpectraLink. Two of the lawsuits filed in the United States District contained essentially identical claims alleging that SpectraLink and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, accompanied by insider stock sales made in the months prior to the decline in the price of SpectraLink’s stock after the January 14, 2002 press release. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

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

     The Kerns and Molieri purported class actions were consolidated, and the plaintiffs filed a Consolidated Amended Complaint in these Consolidated Actions. In January of 2003, the Court denied a motion to dismiss that amended pleading, and discovery commenced. The Court has certified a class of all purchasers of publicly traded common stock of SpectraLink from April 19, 2001 through January 11, 2002, inclusive. On November 26, 2003, the Lead Plaintiffs in these Consolidated Actions moved the court for permission to file a second consolidated amended class action, which would have deleted certain of the original claims, would have extended the class period so that it would commence on February 1, 2001 instead of April 19, 2001, and would have added more detail on claims relating to alleged improper revenue recognition. The Company filed an opposition to that motion. On March 5, 2004, the Magistrate Judge entered his Order denying plaintiffs’ motions, and plaintiffs have appealed that decision to the district court.

     On April 16, 2004, the parties to these Consolidated Actions held a mediation in San Francisco. The parties entered into a Memorandum of Understanding settling the case for $1.5 million, subject to certain terms and conditions, including approval by the court. The settlement will be paid from insurance proceeds.

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. In August of 2003, Defendants moved to dismiss the amended and corrected Elennis complaint. The Court denied that motion on March 22, 2004. No discovery has been conducted in either of the derivative actions. The Company expects to engage in settlement discussions with the derivative plaintiffs in light of the settlement of the Consolidated Actions.

     SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend itself and its officers and directors if the two derivative cases are not settled in light of the settlement of the Consolidated Actions, and/or if the settlement of the Consolidated Actions is not approved by the court. SpectraLink does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and their lawyers, which could have a material adverse effect on SpectraLink’s business, financial condition and results of operations. In addition, the litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are not successful in their claims against SpectraLink and/or its officers and directors.

     The Company has incurred a loss related to the directors and officers’ insurance deductible of which the majority of the expense was reflected in 2002. As noted, the settlement of the Consolidated Actions will be funded by insurance proceeds. Based on current facts and circumstances, the Company is unable to estimate future losses, if any, it may incur if the cases are not settled, after considering the amounts that will be covered by insurance.

     SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECTRALINK CORPORATION AND SUBSIDIARY

     This Form 10-Q contains forward-looking statements within the context of Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties which are described in this report. The actual results that SpectraLink achieves may differ materially from those described in any forward-looking statement due to such risks and uncertainties. Certain statements in this Form 10-Q, as well as statements made by SpectraLink in periodic press releases, oral statements made by SpectraLink’s officials to analysts and stockholders in the course of presentations about SpectraLink, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as believes, anticipates, expects, intends, could, might, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These projections and forward-looking statements are based on assumptions, which are believed reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Accordingly, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements. Some of the important factors that could cause actual results to differ from any of these projections or other forward-looking statements are detailed below, and in other reports filed by SpectraLink under the Securities Exchange Act of 1934. Certain risks and uncertainties relating to forward-looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition” and in Item 3 under the caption “Forward-Looking Statement Factors”. SpectraLink undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as may be required under law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

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

     For the three months ended March 31, 2004, SpectraLink’s earnings per diluted share were $0.11 on net income of $2.1 million and revenue of $19.3 million. This represents 99% growth in quarterly year-over-year net income, and over 33% growth in quarterly year-over-year revenue. A driver of revenue growth for the three months ended March 31, 2004 was the increased sales of NetLink Wireless Telephones. Sales of this product line grew by approximately $1.9 million or a 67.4% increase for the three months ended March 31, 2004 compared to the same period in 2003.

     SpectraLink introduced new NetLink products in 2003. All of these products are based on the global 802.11 standard and are expected by SpectraLink to be a foundation for targeted future growth. Over time, SpectraLink expects that sales of NetLink Wireless Telephones will become a majority of its product sales.

     For the three months ended March 31, 2004, sales through SpectraLink’s distributors accounted for 69.9% of total product sales. The vast majority of sales during the three months ended March 31, 2004 occurred in North America. International sales are expected to grow as a percentage of total revenue with the introduction of SpectraLink products that utilize VoIP that are offered at a much-reduced price to the customer as compared to its past products.

     The i640 NetLink handset, which is targeted at vertical markets that need extensive features and durability, was enhanced with a push-to-talk feature allowing broadcast messaging where needed. The new e340 NetLink handset, which is a smaller, lighter option than previously offered products, was designed to expand SpectraLink’s presence into the small- to medium- sized enterprise markets, as well as international markets. With its dramatically reduced price, this handset is intended to capitalize on the price elasticity of demand and drive overall product volume. The other main product announced in 2003 was the wireless deskset. This product will appeal to the growing interest in totally wireless office facilities.

     On March 23, 2004, SpectraLink used $1,900,000 of its cash to pay a cash dividend to its stockholders.

     SpectraLink’s ongoing success is dependent upon its ability to build solid partnerships and relationships. SpectraLink’s commitment to this strategy resulted in two OEM relationships being finalized in the first quarter of 2004: one with Alcatel and one other with Nortel Networks. These relationships complement SpectraLink’s existing agreements with Avaya, Inter-Tel, and NEC. The Original Equipment Manufacturer Program Management Office established in 2003, will continue to seek relationships that will not only distribute SpectraLink products but also co-brand and private label these products. The goal of this strategy is to provide greater exposure to SpectraLink’s products through the reach these partners have with their customers. These relationships also help to establish an international presence for SpectraLink products. SpectraLink expects to see an increase in indirect sales related to OEM customers in the second half of 2004.

     SpectraLink expects that its gross margin in 2004 will range between 60 and 65%. SpectraLink realizes relatively lower margins on products sold through OEM relationships. Therefore, if SpectraLink succeeds in expanding these relationships, it will experience downward pressure on gross margins from historical amounts ranging from 66 to 69%. Another factor that will directly affect gross margins is product mix. The NetLink e340 handset carries a much lower margin than any other SpectraLink product. As a result, if SpectraLink succeeds in penetrating new enterprise markets, and sales of the NetLink e340 handset increase as a result, gross margins will decline. These two factors may potentially push gross margins below the forecast range of 60 to 65%.

Results of Operations

     Net Sales

	Three Months		Three Months
	Ended March 31,	% Change	Ended March 31,
	2004	2003 to 2004	2003
Net sales	$19,313,000	32.6%	$14,568,000

     Product Sales, Net. SpectraLink derives its product revenue principally from the sale of wireless, on-premises telephone systems.

     Product sales for the three months ended March 31, 2004 increased 34.9% to $15,206,000 from $11,276,000 for the same period last year. The increase in product sales dollars was primarily due to SpectraLink’s increased product sales through SpectraLink’s indirect channels and increased penetration in the commercial, healthcare and retail markets, as well as an increase in the overall marketplace’s acceptance of 802.11 technology.

     Service Sales. SpectraLink derives its service revenue principally from the installation and service of wireless, on-premises telephone systems.

     Service sales for the three months ended March 31, 2004 increased 24.8% to $4,107,000 from $3,292,000 in the same period last year. The increase in service sales was primarily due to increased revenue from maintenance contracts relating to products previously sold to a larger installed base of customers, which continue to use SpectraLink’s products and purchase its maintenance contracts. Service sales also increased due to additional installations and time and material service repairs.

     The customer mix shows a decrease in the percentage of indirect sales compared to an offsetting increase in the percentage of direct sales. The increase in direct sales was primarily due to an increase in retail sales to direct customers. The following table details the sales to different customer types as a percentage of total net sales.

	Three Months Ended
	March 31,
Customer Mix Table (As a Percentage of Net Sales)	2004	2003
Customer Type:
Indirect Sales	55.1%	57.6%
Direct Sales	23.6%	19.8%
Service Sales	21.3%	22.6%

Total Net Sales	100.0%	100.0%

The following table summarizes sales to major customers:

	Three Months Ended
	March 31,
Sales to Major Customers (As a Percentage of Net Sales)	2004	2003
Customer A:	10.8%	9.7%
Customer B:	8.4%	10.0%

     Total Cost of Sales

	Three Months		Three Months
	Ended March 31,	% Change	Ended March 31,
	2004	2003 to 2004	2003
Total cost of sales	$6,766,000	37.6%	$4,918,000

     Product. SpectraLink’s cost of product sales consists primarily of direct material, direct labor, product packaging, third party royalties, and manufacturing overhead.

     In the three months ended March 31, 2004, cost of product sales increased by 34.9% to $4,325,000 from $3,205,000 in the same period last year. Cost of product sales as a percentage of product sales, net was 28.4% for each of the three months ended March 31, 2004 and 2003. Gross profit from product sales, net increased by 34.8% to $10,881,000 for the three months ended March 31, 2004 from $8,071,000 in the same period last year. For each of the three months ended March 31, 2004 and 2003, gross profit from product sales, net (gross profit from product sales, net as a percentage of product sales, net) was 71.6%.

     Service. SpectraLink’s cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.

     Cost of service sales for the three months ended March 31, 2004 increased by 42.5% to $2,441,000 from $1,713,000 in the same period last year. Cost of service sales as a percentage of service sales was 59.4% for the three months ended March 31, 2004 compared to 52.0% for the same period last year. Gross profit from service sales increased by 5.5% to $1,666,000 for the three months ended March 31, 2004 from $1,579,000 for the same period last year. For the three months ended March 31, 2004 and 2003, respectively, gross profit from service sales (gross profit from service sales as a percentage of service sales) decreased to 40.6% from 48.0%. The decrease in gross profit percentage from service sales was primarily due to increasing SpectraLink’s service infrastructure to support future growth, which resulted in an increase in salaries and employee benefits due to an increase in headcount to hire and retain personnel, an increase in travel to install, train and support SpectraLink’s customer base, an increase in write-offs and reserves for obsolete inventory and an increase in costs for materials and freight.

     Gross Profit

	Three Months		Three Months
	Ended March 31,	% Change 2003	Ended March 31,
	2004	to 2004	2003
Gross Profit	$12,547,000	30.0%	$9,650,000

     For the three months ended March 31, 2004, SpectraLink’s gross profit margin (gross profit as a percentage of net sales) decreased to 65.0% from 66.2% in the same period last year. The decrease in gross profit margin was primarily due to an increase in service inventory reserves and other service related costs.

     Operating Expenses

     Research and Development

	Three Months		Three Months
	Ended March 31,	% Change 2003	Ended March 31,
	2004	to 2004	2003
Expenses	$2,066,000	8.6%	$1,903,000
Percentage of total net sales	10.7%	—	13.1%

     Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of SpectraLink’s systems. SpectraLink expects that research and development expenses will be approximately 10% to 12% of net sales for fiscal 2004.

     For the three months ended March 31, 2004 compared to the same period last year, the increase in dollars spent was primarily due to increases in headcount, merit raises and the rising cost of employee benefits. Additionally, consulting fees, patent and miscellaneous parts and supplies increased with the development of the desktop docking station and performance enhancements to existing products. The percentage of net sales decreased from the prior year due to an increase in sales.

     Marketing and Selling

	Three Months		Three Months
	Ended March 31,	% Change 2003	Ended March 31,
	2004	to 2004	2003
Expenses	$6,033,000	17.3%	$5,144,000
Percentage of total net sales	31.2%	—	35.3%

     Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, sales meetings and market research.

     The increase in dollars spent for the three months ended March 31, 2004 compared to the same period last year for both domestic and international sales, was primarily due to an increase in salaries and employee benefits to hire new personnel and to retain existing personnel, and increases related to sales meetings, travel, commissions, marketing and promotional costs and legal fees. Marketing and selling expenses as a percentage of net sales decreased from the prior year due to an increase in sales.

     General and Administrative

	Three Months		Three Months
	Ended March 31,	% Change 2003	Ended March 31,
	2004	to 2004	2003
Expenses	$1,216,000	22.2%	$995,000
Percentage of total net sales	6.3%	—	6.8%

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services.

     The increase in dollars spent for the three months ended March 31, 2004 compared to the same period last year, was primarily due to increasing SpectraLink’s infrastructure to support future growth, which resulted in increased headcount, salaries and employee benefits to hire and retain personnel, as well as increases in insurance, legal, professional fees, and amounts for corporate governance and disclosure requirements related to Sarbanes-Oxley legislation. The percentage of net sales decreased from the prior year due to an increase in sales.

     Other Non-Operating Income and Expenses

     Investment Income and Other, Net

	Three Months		Three Months
	Ended March 31,	% Change 2003	Ended March 31,
	2004	to 2004	2003
Other	$157,000	65.3%	$95,000
Percentage of total net sales	0.8%	—	0.7%

     Investment income is the result of SpectraLink’s investment in money market, investment-grade debt securities, government securities, and corporate bonds, while reduced by typical banking fees.

     The increase in other income was primarily due to a refund for certain banking fees.

     Income Tax

	Three Months		Three Months
	Ended March 31,	% Change 2003	Ended March 31,
	2004	to 2004	2003
Income tax expense	$1,288,000	99.1%	$647,000
Percentage of total net sales	6.7%	—	4.4%
Effective tax rate	38.0%	—	38.0%

     The increase in income tax expense for the three months ended March 31, 2004 compared to the same period last year was primarily related to an increase in pretax income.

     Liquidity and Capital Resources

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003
Cash from operating activities	$2,055,000	$2,210,000
Cash used in investing activities	(490,000)	(388,000)
Cash used in financing activities	(857,000)	(1,725,000)

     SpectraLink has funded its operations since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of March 31, 2004, SpectraLink had $52,569,000 of cash and cash equivalents. During the first quarter of 2004, SpectraLink paid its quarterly cash dividend to holders of common stock and intends to use some of its cash provided by operations to pay future quarterly dividends during a yet to be determined period of time as determined by the Board of Directors. SpectraLink may also use its cash and cash equivalents to purchase treasury stock in accordance with its stock repurchase program approved by the Board of Directors. SpectraLink’s repurchase program will be evaluated by management on a quarterly basis. Under SpectraLink’s stock repurchase plan, SpectraLink may repurchase up to an additional 2.070 million shares of its common stock.

     During the three month period ending March 31, 2004, SpectraLink generated cash from operations of $2,055,000 consisting principally of net income of $2,101,000, adjustments for depreciation and amortization, income tax benefit from exercises of stock options, deferred income taxes and provisions for bad debt and excess and obsolete inventories that reconcile net income to cash generated by operating activities, as well as increases in accounts payable, accrued liabilities, income taxes payable and deferred revenue and decreases in trade accounts receivable and was offset by increases in inventories and other assets and income tax receivable. SpectraLink’s inventories increased in the quarter to $9.3 million resulting from business changes related to satisfying OEM demands for increased volume and expanded product mix.

     Investing activities used cash of $490,000 for purchases of property and equipment primarily related to purchases of manufacturing tooling and molds for the desktop docking station and office equipment.

     SpectraLink used $857,000 of cash in financing activities during the three month period ended March 31, 2004, which was a direct result of the issuance and payment of a cash dividend of $1,900,000 and payments on an obligation of $6,000. These cash outflows were offset by proceeds of $1,049,000 received from common stock option exercises.

     As of March 31, 2004, SpectraLink had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements included in the 2003 Form 10-K or as noted in the “Aggregate Contractual Obligations and Commercial Commitments” section. Stockholders’ equity at March 31, 2004 was $67,993,000, which represented 81.4% of total assets.

     As of March 31, 2004, SpectraLink had working capital of $63,480,000 compared to $62,178,000 at December 31, 2003. The increase in working capital of $1,302,000 occurred primarily from cash flows from operations and proceeds from common stock option exercises, offset by the purchase of capital assets and the cash dividend paid. As of March 31, 2004, SpectraLink’s current ratio (ratio of current assets to current liabilities) was 5.15:1, compared with a current ratio of 5.33:1 as of December 31, 2003.

     SpectraLink believes that its current cash, cash equivalents and cash generated from operations will be sufficient, based on SpectraLink’s presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital, pay dividends, repurchase shares of its common stock and to finance its expansion for the foreseeable future (next 12 months). There can be no assurance, however, that SpectraLink will not require additional financing. There can be no assurance that any additional financing will be available to SpectraLink on acceptable terms, or at all, when required by SpectraLink. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.

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

     As of March 31, 2004, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	2004	2005	2006	2007	Thereafter	Total
Operating leases	$828,000	$837,000	$828,000	$280,000	$—	$2,773,000
Purchase commitments	320,000	—	—	—	—	320,000
Other obligations	22,000	34,000	35,000	35,000	14,000	140,000

Total contractual obligations and commercial commitments	$1,170,000	$871,000	$863,000	$315,000	$14,000	$3,233,000

     SpectraLink believes its existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on SpectraLink’s liquidity position.

Critical Accounting Policies and Estimates

     Below is a summary of SpectraLink’s most critical accounting policies. SpectraLink determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. This discussion and analysis should be read in conjunction with SpectraLink’s unaudited condensed consolidated financial statements and related notes beginning on page 3 of this report and in conjunction with SpectraLink’s consolidated financial statements and related notes included in SpectraLink’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the U.S. Securities and Exchange Commission on March 11, 2004 (“2003 Form 10-K”).

     SpectraLink’s discussion and analysis of its financial condition and results of operations are based upon SpectraLink’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires SpectraLink to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. SpectraLink evaluates its estimates, on an on-going basis, including those related to revenue recognition, receivables, product warranty obligations, inventories and income taxes. SpectraLink bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The following table presents information about the nature and rationale for SpectraLink’s critical accounting policies and estimates used in the preparation of its consolidated financial statements:

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Sales and deferred revenue	Collectibility	SpectraLink is required to estimate the collectibility of invoiced amounts based upon its assessment of the ability of the customer to pay.	SpectraLink determines whether collectibility is reasonably assured based on possible credit deterioration, the customer’s ability to sell through the products purchased and the relationship SpectraLink has with its customer.

			SpectraLink’s revenue recognition policy is based on complex and dynamic rules established by the Securities and Exchange Commission and other governing bodies. These rules require SpectraLink to make judgments with regard to post delivery obligations. When post delivery obligations exist, revenue is deferred until such obligations are fulfilled.	• Customer ability to pay • Customer ability to sell to end-user

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Accounts receivable	Collectibility of invoiced amounts	Estimating the collectibility of accounts receivable requires SpectraLink to make judgments about the credit quality and economic viability of customers based on information available to SpectraLink.	SpectraLink uses all applicable information available at the time of credit issuance, such as D&B, payment history, or financial information provided by the customer.

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

Recently Issued or Proposed Accounting Pronouncements

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

     On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. Since SpectraLink currently reports stock-based compensation using the intrinsic-value method, should the FASB require companies to expense stock-based compensation on fair-value measurements rather than allow voluntary reporting, this potential change could reduce SpectraLink’s future earnings or increase future losses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of SpectraLink due to adverse changes in financial and commodity market prices and rates. SpectraLink is exposed to market risk due to changes in United States interest rates. These exposures are directly related to SpectraLink’s normal operating and funding activities. As of March 31, 2004, SpectraLink has not used derivative instruments or engaged in hedging activities, and is not currently impacted significantly by fluctuations in foreign currency exchange rates.

Interest Rate Risk

     As part of SpectraLink’s cash management strategy, at March 31, 2004, SpectraLink had cash and cash equivalents of approximately $52,569,000 mainly in the form of bank demand deposits and money markets. SpectraLink has completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% point increase in interest rates. If market rates had increased or decreased 1% during the three month period ended March 31, 2004, SpectraLink’s interest income would have increased or decreased by approximately $131,000.

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

• If SpectraLink is unable to fulfill quarter end customer orders, then SpectraLink could lose revenue and customers. The volume of customer orders for SpectraLink’s products typically increases significantly at the end of each quarter. Generally, sales in a given quarter are distributed approximately as follows: 15% in the first month, 25% in the second month, and 60% in the third month. SpectraLink faces significant challenges in meeting this demand. It is difficult to ensure that SpectraLink has the resources available to meet any such increase in order volume since it is very difficult to predict what the level of demand will be. SpectraLink may not have the personnel and/or systems necessary to fulfill the large order volume or the ability to upgrade and develop its systems and infrastructure to meet an increased order volume. If SpectraLink is unable to meet demand from its customer for its products in a cost effective manner, then SpectraLink might lose revenue and customers or incur increased operating costs, either of which would harm SpectraLink’s business.

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

• Potential fluctuations in SpectraLink’s future revenues, gross margins and operating results. SpectraLink has experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside SpectraLink’s control. Among other things, these factors include:

•	changes in customer, geographic or product mix, including mix of configurations within each product group;

•	fluctuating market demand for, and declines in the average selling prices of, SpectraLink’s products;

•	the timing of and delay of significant orders from customers;

•	seasonality in demand within SpectraLink’s various sectors;

•	increases in material or labor costs;

•	excess inventory;

•	obsolescence charges;

•	changes in shipment volume;

•	loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	increases in price competition;

•	changes in distribution channels including our OEM partners;

•	increases in warranty costs; and

•	introducing of new products and costs of entering new markets.

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

• The continuing uncertainty about economic prospects in some sectors of SpectraLink’s target customer market, adversely impacts their information technology spending and SpectraLink’s business. SpectraLink’s business has been adversely impacted by the continuing uncertainty about general economic prospects in some sectors of our target customer market within the United States and worldwide, because this uncertainty has resulted in a decline in, or a failure to increase, their information technology spending. Consumers of information technology in some of these sectors continue to defer, and in some cases cancel, their purchase decisions. SpectraLink’s operating results have been adversely affected as a result. SpectraLink expects the economic uncertainty to continue to adversely impact its business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from economic uncertainty include longer sales cycles, lower average selling prices, fewer large orders from a single customer and reduced revenues.

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

• SpectraLink’s revenue and earnings are highly seasonal. Seasonality and other factors cause significant quarterly fluctuations in SpectraLink’s revenue and net income. SpectraLink’s business is highly seasonal. This causes significant quarterly fluctuations in SpectraLink’s financial results. Generally, revenue and operating results are sequentially down in the first quarter from the fourth quarter, sequentially higher in the second quarter, sequentially flat or slightly higher or lower in the third quarter, and strongest in the fourth quarter.

• A lower than anticipated rate of acceptance of domestic and international markets using the 802.11b standard. SpectraLink’s NetLink Wireless Telephones are compatible with the IEEE 802.11b standard for use on 802.11b compliant wireless LANs. Consequently, demand for NetLink Wireless Telephones depends upon the acceptance of markets utilizing 802.11b compliant networks. This depends in part upon the initial adoption of the 802.11b standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11b compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase SpectraLink products until wireless systems are developed which provide for greater security. Further, SpectraLink’s products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11b compliant networks do not grow as SpectraLink anticipates, SpectraLink’s growth would be impeded and it would not be able to factor the related revenues into its growth in the future.

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

• SpectraLink’s reliance on a limited number of significant customers. A portion of SpectraLink’s revenue has been derived from a limited number of customers. Sales to one customer represented approximately 10.8% of SpectraLink’s revenue during the three months ended March 31, 2004. SpectraLink also has experienced quarter-to-quarter variability in sales to each of its major customers and expects this pattern to continue in the future.

• SpectraLink might not be able to execute on its business plan if it loses key management or technical personnel, on whose knowledge, leadership and technical expertise it relies, or if new members of SpectraLink’s management team fail to work effectively together. SpectraLink’s success depends heavily upon the contributions of its key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with SpectraLink for several years and have developed specialized knowledge and skills relating to its technology and business. Others have been promoted within, or have newly joined, senior management roles only recently. For example, in September 2003, John Elms, SpectraLink’s Vice President of Operations, was promoted to President and Chief Executive Officer, while Bruce Holland, the former President and Chief Executive Officer, continued with SpectraLink as Chairman of the Board until he resigned from the Board in March 2004. Additionally, in October 2003, SpectraLink hired John Kelley as Vice President of Operations. In February 2004, Michael Cronin, SpectraLink’s Vice President of Sales and Marketing decided to resign his positions of Vice President of Sales and Marketing and Corporate Officer effective April 1, 2004, although he has agreed to remain an employee of SpectraLink to assist with the transition through June 30, 2004. In April 2004, Nancy Hamilton, SpectraLink’s Vice President of Finance and Administration and Chief Financial Officer, decided to resign her positions as Vice President of Finance and Administration and Chief Financial Officer and Corporate Officer effective April 20, 2004, although she has agreed to remain an employee of SpectraLink to assist with the transition through July 20, 2004. Additionally, in April 2004, SpectraLink hired David Rosenthal as Vice President of Finance and Administration, Chief Financial Officer, and Corporate Secretary. SpectraLink further announced that Jill Kenney accepted the position of Vice President of Sales and Marketing effective May 17, 2004. SpectraLink’s success depends in part upon the ability of new executives to work effectively together and with the rest of SpectraLink’s employees to continue to develop its technology and manage the operation and growth of SpectraLink’s business. All of SpectraLink’s executive officers and key personnel are employees at will. SpectraLink has no employment contracts and does not maintain key person insurance on any of its personnel. SpectraLink might not be able to execute on its business plan if it were to lose the services of any of its key personnel. If any of these individuals were to leave SpectraLink unexpectedly, SpectraLink could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

• The assertion of intellectual property infringement claims against SpectraLink. SpectraLink’s industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. SpectraLink cannot be certain that its products do not and will not infringe upon issued patents, patents to be issued in the future, or other intellectual property rights of others. SpectraLink may in the future be notified that it is infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against SpectraLink that SpectraLink is infringing upon intellectual property rights of others, there can be no assurance that infringement claims will not occur in the future. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to SpectraLink. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce SpectraLink’s intellectual property rights, or to protect SpectraLink’s trade secrets. SpectraLink may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of its resolution, could result in substantial costs and diversion of resources. If it were determined that SpectraLink’s products infringe upon the intellectual property rights of others, SpectraLink would need to obtain licenses from these parties or reengineer its products in order to avoid infringement. SpectraLink might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer its products successfully. Moreover, if SpectraLink is sued for infringement and loses the suit, it could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause SpectraLink to incur significant costs and prevent it from selling its products.

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

• SpectraLink’s reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, (SEC), and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on SpectraLink’s reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, SpectraLink currently is not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of SpectraLink’s common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB published in March 2004 an exposure draft that would require SpectraLink to record expense for the fair value of stock options granted. SpectraLink’s reported earnings would be harmed if SpectraLink were required to change its accounting policy in accordance with the fair-value based concepts of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

• The historic volatility of SpectraLink’s stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of SpectraLink’s common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12-month period ended March 31, 2004, the closing price of SpectraLink’s common stock has ranged from a high of $24.80 per share to a low of $6.40 per share. Many factors could cause the market price of SpectraLink’s common stock to fluctuate, including:

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

     Changes in Internal Controls over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in SpectraLink’s “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of SpectraLink’s disclosure controls and procedures as of the end of the period covered by this report, SpectraLink’s Chief Executive Officer and Chief Financial Officer did not identify any change in SpectraLink’s internal control over financial reporting during the three-month period ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, SpectraLink’s internal control over financial reporting.

Part II            Other Information

     Item 1 Legal Proceedings

     On January 14, 2002, SpectraLink issued a press release announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. Shortly after the press release, the Company’s stock price declined and the Company and certain of its officers and directors were named as defendants in four lawsuits filed between February 7, 2002 and March 6, 2002, three of which were filed in the United States District Court for the District of Colorado and one of which was filed in the Colorado District Court for the City and County of Denver. In each of the lawsuits, plaintiffs, who purport to be purchasers or holders of SpectraLink common stock, initially sought to assert claims either on behalf of a class of persons who purchased securities in SpectraLink between July 19, 2001 and January 11, 2002, or in the case of two of the lawsuits (one filed in the United States District Court and one in the Colorado District Court), derivatively on behalf of SpectraLink. Two of the lawsuits filed in the United States District contained essentially identical claims alleging that SpectraLink and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, accompanied by insider stock sales made in the months prior to the decline in the price of SpectraLink’s stock after the January 14, 2002 press release. In the cases brought as derivative actions, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

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

     The Kerns and Molieri purported class actions were consolidated, and the plaintiffs filed a Consolidated Amended Complaint in these Consolidated Actions. In January of 2003, the Court denied a motion to dismiss that amended pleading, and discovery commenced. The Court has certified a class of all purchasers of publicly traded common stock of SpectraLink from April 19, 2001 through January 11, 2002, inclusive. On November 26, 2003, the Lead Plaintiffs in these Consolidated Actions moved the court for permission to file a second consolidated amended class action, which would have deleted certain of the original claims, would have extended the class period so that it would commence on February 1, 2001 instead of April 19, 2001, and would have added more detail on claims relating to alleged improper revenue recognition. The Company filed an opposition to that motion. On March 5, 2004, the Magistrate Judge entered his Order denying plaintiffs’ motions, and plaintiffs have appealed that decision to the district court

     On April 16, 2004, the parties to these Consolidated Actions held a mediation in San Francisco. The parties entered into a Memorandum of Understanding settling the case for $1.5 million, subject to certain terms and conditions, including approval by the court. The settlement will be paid from insurance proceeds.

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. In August of 2003, Defendants moved to dismiss the amended and corrected Elennis complaint. The Court denied that motion on March 22, 2004. No discovery has been conducted in either of the derivative actions. The Company expects to engage in settlement discussions with the derivative plaintiffs in light of the settlement of the Consolidated Actions.

     SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend itself and its officers and directors if the two derivative cases are not settled in light of the settlement of the Consolidated Actions, and/or if the settlement of the Consolidated Actions is not approved by the court. SpectraLink does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. If SpectraLink is not successful in its defense of these suits, it could be required to make significant payments to its stockholders and their lawyers, which could have a material adverse effect on SpectraLink’s business, financial condition and results of operations. In addition, the litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are not successful in their claims against SpectraLink and/or its officers and directors.

     The Company has incurred a loss related to the directors and officers’ insurance deductible of which the majority of the expense was reflected in 2002. As noted, the settlement of the Consolidated Actions will be funded by insurance proceeds. Based on current facts and circumstances, the Company is unable to estimate future losses, if any, it may incur if the cases are not settled, after considering the amounts that will be covered by insurance.

SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification by David I. Rosenthal pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †*	Certification by David I. Rosenthal pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	In accordance with SEC Release No. 33-8238, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of SpectraLink Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Exhibits filed with SpectraLink’s 2003 Form 10-K constitute those exhibits currently required to be on file. The reader should refer to the 2003 Form 10-K under Part III, Item 15, for a list of those exhibits.

(b) Reports on Form 8-K

SpectraLink filed four Current Reports on Form 8-K during the fiscal quarter ended March 31, 2004. The first Form 8-K, filed February 2, 2004, reported information under Item 5 “Other Events” and established a Rule 10b-5 plan for John H. Elms which will allow Mr. Elms to sell up to 255,000 shares of SpectraLink stock options in monthly increments over a three year period ending on February 2, 2007.

The second Form 8-K, filed February 4, 2004, reported information under Items 7 “Financial Statements and Exhibits,” that was intended to be furnished under “Item 12. Results of Operations and Financial Condition” in

accordance with SEC Release No. 33-8216. This filing included SpectraLink’s earnings press release for the year and quarter ended December 31, 2003, and the script used by SpectraLink executives on the conference call explaining the results. The information furnished under that Form 8-K was intended to be furnished and not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference in any filing of SpectraLink under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date of that Form 8-K and irrespective of any general incorporation language in any filings.

The third Form 8-K, filed February 11, 2004, reported information under Item 5 “Other Events” concerning the announcement that: Michael Cronin, Vice President of Sales and Marketing of SpectraLink since 1997 and a corporate officer, will resign his positions to retire effective April 1, 2004. Mr. Cronin will remain an employee of the Company to assist with the transition through June 30, 2004.

The fourth Form 8-K, filed March 10, 2004, reported information under Item 5 “Other Events” concerning the announcement that: Bruce Holland, Chairman of the Board of Directors, ended his employment relationship with the Company effective March 9, 2004. Mr. Holland is replaced on the Board by Werner Schmuecking. Mr. Schmuecking recently retired from Siemens, where he had held several senior executive roles. Mr. Schmuecking currently serves on several public and private boards of directors in Europe and the United States.

SPECTRALINK CORPORATION

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

Date: May 10, 2004
By: /s/ DAVID I. ROSENTHAL
David I. Rosenthal,
Vice President of Finance and Administration
and Chief Financial Officer
(Principal Financial and Accounting
Officer and on behalf of the Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification by David I. Rosenthal pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †*	Certification by David I. Rosenthal pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

* In accordance with SEC Release No. 33-8238, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of SpectraLink Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.