Form 10-Q
period 2004-06-30
SPECTRALINK CORP
filed 2004-08-09
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Applicable only to corporate issuers:
As of July 31, 2004, there were 19,187,138 shares outstanding of SpectraLink Corporation’s Common Stock — par value per share $0.01.

SPECTRALINK CORPORATION AND SUBSIDIARY
INDEX

PART I — ITEM 1

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)
ASSETS

	June 30,	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$52,976	$51,861
Trade accounts receivable, net of allowance of $346 and $341, respectively	14,886	14,470
Income taxes receivable	134	204
Inventories, net	10,322	7,653
Deferred income taxes — current portion	1,788	1,562
Other	1,239	800

Total current assets	81,345	76,550

PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	2,688	2,312
Equipment	9,785	9,245
Leasehold improvements	1,018	989

	13,491	12,546
Less — accumulated depreciation	(9,160)	(8,463)

Net property and equipment	4,331	4,083
DEFERRED INCOME TAXES, net of current portion	153	151
OTHER	477	387

TOTAL ASSETS	$86,306	$81,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,434	$1,453
Accrued payroll, commissions and employee benefits	1,917	3,114
Accrued sales, use and property taxes	684	724
Accrued warranty expenses	711	493
Other accrued expenses	2,810	2,269
Deferred revenue	7,492	6,319

Total current liabilities	15,048	14,372
LONG-TERM LIABILITIES	227	250

TOTAL LIABILITIES	15,275	14,622

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 23,213 and 22,800 shares issued, respectively, and 19,284 and 18,871 shares outstanding, respectively	231	227
Additional paid-in capital	75,191	71,010
Retained earnings	25,003	24,706
Treasury stock, 3,929 shares, at cost	(29,394)	(29,394)

TOTAL STOCKHOLDERS’ EQUITY	71,031	66,549

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,306	$81,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
SALES:
Product Sales, net	$15,664	$14,895	$30,870	$26,172
Service Sales	4,461	3,740	8,568	7,032

Net Sales	20,125	18,635	39,438	33,204

COST OF SALES:
Cost of Product Sales	4,849	4,130	9,256	7,338
Cost of Service Sales	2,518	1,797	4,959	3,569

Total Cost of Sales	7,367	5,927	14,215	10,907

Gross Profit	12,758	12,708	25,223	22,297

OPERATING EXPENSES:
Research and Development	2,303	2,101	4,368	4,004
Marketing and Selling	5,709	5,904	11,660	10,987
General and Administrative	1,593	1,062	2,810	2,057

Total Operating Expenses	9,605	9,067	18,838	17,048

INCOME FROM OPERATIONS	3,153	3,641	6,385	5,249

INVESTMENT INCOME AND OTHER:
Interest Income	117	116	233	238
Other Income (Expense), net	(11)	(47)	30	(74)

Total Investment Income and Other	106	69	263	164

INCOME BEFORE INCOME TAXES	3,259	3,710	6,648	5,413
INCOME TAX EXPENSE	1,238	1,410	2,526	2,057

NET INCOME	$2,021	$2,300	$4,122	$3,356

BASIC EARNINGS PER SHARE (Note 4)	$0.11	$0.13	$0.22	$0.18

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	19,090	18,340	19,010	18,460

DILUTED EARNINGS PER SHARE (Note 4)	$0.10	$0.12	$0.21	$0.18

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,650	18,570	19,720	18,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,122	$3,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	771	527
Provision for bad debts	55	36
Provision for excess and obsolete inventories	220	332
Income tax benefit from the exercise of stock options	588	56
Deferred income taxes	(228)	—
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(471)	(1,522)
Increase in inventories	(2,889)	(328)
Increase in other assets and income taxes receivable	(459)	(491)
(Decrease) increase in accounts payable	(19)	243
Increase in accrued liabilities, income taxes payable and deferred revenue	689	1,677

Net cash provided by operating activities	2,379	3,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,019)	(1,194)

Net cash used in investing activities	(1,019)	(1,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligation	(17)	(6)
Proceeds from exercises of common stock options	3,276	159
Proceeds from issuances of common stock	321	297
Dividends paid	(3,825)	—
Purchases of treasury stock	—	(3,688)

Net cash used in financing activities	(245)	(3,238)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,115	(546)
CASH AND CASH EQUIVALENTS, beginning of period	51,861	44,211

CASH AND CASH EQUIVALENTS, end of period	$52,976	$43,665

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,291	$1,498

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under long-term obligation	$21	$127

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

1. Basis of Presentation

     The accompanying condensed consolidated financial statements as of June 30, 2004 and December 31, 2003, and for the three and six months ended June 30, 2004 and 2003, have been prepared from the books and records of SpectraLink Corporation and its wholly owned subsidiary, SpectraLink International Corporation (together “SpectraLink” or “the Company”) and are unaudited. In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2003, which are included in SpectraLink’s Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in SpectraLink’s annual financial statements.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
Net Income, as reported	$2,021	$2,300	$4,122	$3,356
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(952)	(588)	(1,407)	(1,169)
Compensation expense for the stock purchase plan	(38)	(39)	(83)	(81)

Net Income, pro forma	$1,031	$1,673	$2,632	$2,106

Earnings Per Share:
Basic — as reported	$0.11	$0.13	$0.22	$0.18
Basic — pro forma	$0.05	$0.09	$0.14	$0.11

Diluted — as reported	$0.10	$0.12	$0.21	$0.18
Diluted — pro forma	$0.05	$0.09	$0.13	$0.11

     For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 2.52% and 2.05% for the three months and six months ended June 30, 2004, respectively and 1.29% and 1.45% for the three months and six months ended June 30, 2003, respectively; expected lives of (net of forfeitures) of 1.65 years and 1.67 years for the three and six months ended June 30, 2004, respectively and 1.78 years for the three months and six months ended June 30, 2003, respectively; a $0.10 per share dividend for the three months and six months ended June 30, 2004, respectively and no dividends for the three months and six months ended June 30, 2003; and expected volatility of 74% and 77% for the three months and six months ended June 30, 2004, respectively and 80% and 83% for the three months and six months ended June 30, 2003, respectively. The fair value of each purchase right under the employee stock purchase plan is estimated, for disclosure purposes, on the date of grant using the Black-Sholes model with the following assumptions: a $0.10 per share dividend for the three months and six months ended June 30, 2004, respectively and no dividends for the three months and six months ended June 30, 2003; an expected life of six months; expected volatility of 77% for the three months and six months ended June 30, 2004 and 80% and 81% for the three months and six months ended June 30, 2003, respectively; and a risk-free interest rate of 2.52% for the three months and six months ended June 30, 2004 and 1.29% for the three months and six months ended June 30, 2003.

3. Inventories

     Inventories include the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Inventories as of June 30, 2004 and December 31, 2003, consisted of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Raw materials	$4,588	$3,276
Work in progress	—	25
Finished goods	5,734	4,352

	$10,322	$7,653

     The reserve for potential excess and/or obsolete inventories was $761,000 and $591,000 as of June 30, 2004 and December 31, 2003, respectively.

4. Earnings Per Share

     Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents as determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they were anti-dilutive, totaled 952,244 and 1,803,970 for the three months ended June 30, 2004 and 2003, respectively, and 607,605 and 1,824,627 for the six months ended June 30, 2004 and 2003, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Three months ended June 30,
	(In thousands, except per share amounts)
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$2,021	19,090	$0.11	$2,300	18,340	$0.13
Effect of dilutive securities:
Stock purchase plan	—	20	—	—	11	—
Stock options outstanding	—	540	(0.01)	—	219	(0.01)

Diluted EPS—	$2,021	19,650	$0.10	$2,300	18,570	$0.12

	Six months ended June 30,
	(In thousands, except per share amounts)
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$4,122	19,010	$0.22	$3,356	18,460	$0.18
Effect of dilutive securities:
Stock purchase plan	—	13	—	—	24	—
Stock options outstanding	—	697	(0.01)	—	206	—

Diluted EPS—	$4,122	19,720	$0.21	$3,356	18,690	$0.18

5. Product Warranties and Service

     The Company provides warranties against defects in materials and workmanship for its products generally ranging from 90 days to 15 months, but in limited cases up to 24 months. At the time the product is shipped, the Company establishes a provision for estimated expenses of providing service under these warranties based on historical warranty experience. A summary of activity for accrued product warranty and service is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Beginning Balance, Accrued Product Warranty and Service	$594	$282	$493	$274
Additions to the accrual for product warranties	358	239	672	384
Reductions for incurred warranty charges	(241)	(117)	(454)	(254)

Ending Balance, Accrued Product Warranty and Service	$711	$404	$711	$404

6. Advertising Costs

     The Company expenses all advertising costs as they are incurred. Advertising expense for the three months ended June 30, 2004 and 2003, were approximately $171,000 and $185,000, respectively, and $339,000 and $318,000 for the six months ended June 30, 2004 and 2003, respectively.

7. Stockholders’ Equity

     During the six months ended June 30, 2004, the Company did not repurchase any shares of outstanding common stock. During the second quarter of 2003, the Company repurchased 220,600 shares of outstanding common stock (now classified as treasury stock) at a cost of $1,899,000. For the six months ended June 30, 2003, the Company repurchased 447,100 shares of outstanding common stock (now classified as treasury stock) at a cost of $3,688,000. In addition, in July 2004, we announced that our Board of Directors approved the re-initiation of our stock repurchase program. Under our stock repurchase plan, we may repurchase up to an additional 2.070 million shares of our common stock. During the second quarter of 2004, the Company paid a quarterly cash dividend of $0.10 per share for a total of $1,925,000 to holders of common stock. For the six months ended June 30, 2004, the Company paid two cash dividends of $0.10 per share for a total of $3,825,000. The Company did not pay any dividends during the six months ended June 30, 2003.

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

     The Kerns and Molieri purported class actions were consolidated, and the plaintiffs filed a Consolidated Amended Complaint in these Consolidated Actions. In January of 2003, the Court denied a motion to dismiss that amended pleading, and discovery commenced. The Court certified a class of all purchasers of publicly traded common stock of SpectraLink from April 19, 2001 through January 11, 2002, inclusive. On November 26, 2003, the Lead Plaintiffs in these Consolidated Actions moved the court for permission to file a second consolidated amended class action, which would have deleted certain of the original claims, would have extended the class period so that it would commence on February 1, 2001 instead of April 19, 2001, and would have added more detail on claims relating to alleged improper revenue recognition. The Company filed an opposition to that motion. On March 5, 2004, the Magistrate Judge entered his Order denying plaintiffs’ motions, and plaintiffs appealed that decision to the district court.

     On April 16, 2004, the parties to these Consolidated Actions held a mediation in San Francisco. The parties entered into a Memorandum of Understanding settling the case for $1.5 million, subject to certain terms and conditions, including approval by the Court . The Court granted preliminary approval to the settlement, and a final hearing for approval of the settlement has been scheduled for October 7, 2004. The settlement will be paid for through insurance proceeds. The Consolidated Actions have been stayed in light of the settlement.

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. In August of 2003, Defendants moved to dismiss the amended and corrected Elennis complaint. The Court denied that motion on March 22, 2004. No discovery has been conducted in either of the derivative actions. The Company is currently engaged in settlement discussions with the derivative plaintiffs in light of the settlement of the Consolidated Actions.

     SpectraLink believes that the lawsuits are without merit and it intends to vigorously defend itself and its officers and directors if the two derivative cases are not settled in light of the settlement of the Consolidated Actions, and/or if the settlement of the Consolidated Actions is not given final approval by the Court. SpectraLink does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. If the settlement of the Consolidated Actions is not approved and the derivative cases are not settled, and SpectraLink was then unsuccessful in its defense of these suits, it could be required to make significant payments to its stockholders and their lawyers, which could have a material adverse effect on SpectraLink’s business, financial condition and results of operations. In addition, the litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are not successful in their claims against SpectraLink and/or its officers and directors.

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

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECTRALINK CORPORATION AND SUBSIDIARY

     This Form 10-Q contains forward-looking statements within the context of Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, which are described in this report. The actual results that we achieve may differ materially from those described in any forward-looking statement due to such risks and uncertainties. Certain statements in this Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and stockholders in the course of presentations about us, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as believes, anticipates, expects, intends, could, might, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These projections and forward-looking statements are based on assumptions, which are believed reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Accordingly, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements. Some of the important factors that could cause actual results to differ from any of these projections or other forward-looking statements are detailed below, and in other reports filed by us under the Securities Exchange Act of 1934. Certain risks and uncertainties relating to forward-looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition” and in Item 3 under the caption “Forward-Looking Statement Factors”. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as may be required under law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

Business Description and Overview

     We commenced operations in April 1990 to design, manufacture and sell unlicensed wireless telephone communication systems for businesses. Our product portfolio consists of two product categories differentiated by the wireless technology implemented: Link WTS and NetLink Wireless Telephones. Link WTS targets organizations that require a dedicated wireless voice solution for their on-premises mobile workforce. NetLink Wireless Telephones target organizations that want both a wireless voice and wireless data solution on a single network. Because of the recent advances in wireless local area network (LAN) technology, a significant portion of our development efforts will focus on our existing NetLink products as well as new products that operate on a wireless LAN.

     For the three months ended June 30, 2004, our revenue was $20.1 million, which was the most revenue that we have ever recorded in a fiscal quarter, and earnings per diluted share were $0.10 on net income of $2.0 million. This represents a 8% growth in quarterly year-over-year revenue and a decrease of 12% in quarterly year-over-year net income. A driver of revenue growth for the three months ended June 30, 2004 was the increased sales of NetLink Wireless Telephones. Sales of this product line grew to 45% of total product revenue or approximately $7 million. This was a 124% increase for the three months ended June 30, 2004 compared to the same period in 2003. For the three months ended June 30, 2004, Link Wireless Telephone Systems represented 55% of total product revenue or approximately $8.6 million. Although we expect Link revenue to fluctuate from quarter to quarter, we believe that revenue from this legacy product may increase from or remain consistent with the amount recognized in the three months ended June 30, 2004. We intend to continue to support the Link product line because of the ongoing demand from our customer base, which is interested in a purpose built voice-only wireless telephone system.

     Our ongoing success is dependent upon our ability to build solid partnerships and relationships. The second quarter 2004 represented the beginning of a transition period in which we began our move from a North American-oriented niche market provider to a mainstream player in partnership with large telecommunications manufacturers worldwide. During the second quarter of 2004, we concluded an agreement with Siemens AG to become our newest Original Equipment Manufacturer (“OEM”) partner. We now have OEM relationships with the top four global telephony providers (Avaya, Nortel, Alcatel and Siemens) in addition to our relationships with NEC and Inter-Tel. Our OEM Management Office, established in 2003, will continue to seek relationships that will not only distribute our products but also co-brand and private label these products. The goal of this strategy is to provide greater exposure to our products through the reach these partners have with their customers. These relationships also help to establish an international presence for our products. For the three months ended June 30, 2004, international revenue accounted for over 5% of product sales, a significant increase from previous quarters. Our OEM partners are primarily focused on selling NetLink Telephones, and, if their sales increase, we expect that NetLink revenue will also increase and we expect sales through our OEM partners to become a larger percentage of product sales.

     For the three months ended June 30, 2004, revenue through our traditional distribution channels accounted for 61% of product revenue, OEM partners contributed 18% of product revenue and 21% was from direct sales. Although, the vast majority of sales during the three months ended June 30, 2004 occurred in North America, international sales grew during the three months ended June 30, 2004 as compared to the preceding fiscal quarter. Our target vertical markets currently focus on home improvement, grocery, and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing and service centers, corporate offices, government and education.

     For the six months ended June 30, 2004, we used $3,825,000 of our cash to pay a cash dividend to our stockholders. In addition, in July 2004, we announced that our Board of Directors approved the re-initiation of our stock repurchase program. Under our stock repurchase plan, we may repurchase up to an additional 2.070 million shares of our common stock. On a continual basis, management will evaluate options for utilizing our cash in an effort to maximize returns to our shareholders, including paying quarterly dividends and making purchases under our stock repurchase program.

     For the three months ended June 30, 2004, our overall gross margin was 63%, which is in the middle our anticipated 2004 range of 60 to 65%. We realize relatively lower margins on products sold through OEM relationships because OEMs typically demand higher discounts. We expect OEM sales to increase as a percentage of our total sales, and if this occurs, we will experience downward pressure on gross margins from historical amounts ranging from 66 to 69%. Another factor that will directly affect gross margins is product mix. The NetLink e340 handset carries a much lower margin than any other of our products as it has a lower average selling price. As a result, if we succeed in penetrating new enterprise markets, and sales of the NetLink e340 handset increase as a result, gross margins will decline. These two factors may potentially push gross margins below the anticipated range of 60 to 65%.

Results of Operations

     Net Sales

			% Change
		June 30, 2004	2003 to 2004	June 30, 2003
Net sales	For the three months ended	$20,125,000	8.0%	$18,635,000
	For the six months ended	$39,438,000	18.8%	$33,204,000

     Product Sales, Net. We derive our product revenue principally from the sale of wireless, on-premises telephone systems.

     Product sales for the three months ended June 30, 2004 increased 5.2% to $15,664,000 from $14,895,000 for the same period last year. Product sales for the six months ended June 30, 2004 increased 18.0% to $30,870,000 from $26,172,000 for the same period last year. The increase in product sales for the three months and six months ended June 30, 2004 was primarily due to an increase in NetLink sales, including sales of this product to our OEMs. For the three months and six months ended June 30, 2004, NetLink product revenue was approximately $7.0 million and $11.7 million, respectively, compared to $3.1 million and $6.0 million, respectively, for the same periods last year. For the three months and six months ended June 30, 2004, Link product revenue was approximately $8.6 million and $19.2 million, respectively, compared to $11.8 million and $20.1 million, respectively, for the same periods last year.

     Service Sales. We derive our service revenue principally from the installation and service of wireless on-premises telephone systems. Service sales represented 22.2% of total net sales in the quarter ended June 30, 2004 compared to 20.1% in the quarter ended June 30, 2003. For the six months ended June 30, 2004 and 2003, service sales were 21.7% and 21.2% of total net sales, respectively.

     Service sales for the three months ended June 30, 2004 increased 19.3% to $4,461,000 from $3,740,000 in the same period last year. Service sales for the six months ended June 30, 2004 increased 21.8% to $8,568,000 from $7,032,000 in the same period last year. The increase in service sales was primarily due to increased revenue from maintenance contracts relating to products previously sold to a larger installed base of customers, which continue to use our products and purchase our maintenance contracts. Service sales also increased due to additional time and material service repairs and training.

     The following table summarizes sales to a major customer (a customer that represented more than 10% of our revenue):

	Three Months Ended		Six Months Ended
Sales to Major Customer	June 30,		June 30,
(As a Percentage of Net Sales)	2004	2003	2004	2003
Customer A:	15.2%	11.4%	13.1%	10.6%

     As of June 30, 2004 and December 31, 2003, two customers and one customer, respectively, represented more than 10% of our trade accounts receivable. The first customer represented 14.1% and 16.7%, and the second customer represented 12.2% and 0%, respectively, of trade accounts receivable as of June 30, 2004 and December 31, 2003.

     Total Cost of Sales

			% Change
		June 30, 2004	2003 to 2004	June 30, 2003
Total cost of sales	For the three months ended	$7,367,000	24.3%	$5,927,000
	For the six months ended	$14,215,000	30.3%	$10,907,000

     Cost of Product Sales. Our cost of product sales consists primarily of direct material, direct labor, product packaging, third party royalties, and manufacturing overhead.

     In the three months ended June 30, 2004, cost of product sales increased by 17.4% to $ 4,849,000 from $4,130,000 in the same period last year. Cost of product sales as a percentage of product sales, net was 31.0% and 27.7% for the three months ended June 30, 2004 and 2003, respectively. Gross profit from product sales, net increased 0.5% to $10,815,000 for the three months ended June 30, 2004 from $10,765,000 in the same period last year. In the six months ended June 30, 2004, cost of product sales increased 26.1% to $9,256,000 from $7,338,000 in the same period last year. Cost of product sales as a percentage of product sales, net was 30.0% and 28.0% for the six months ended June 30, 2004 and 2003, respectively. Gross profit from product sales, net increased 14.8% to $21,614,000 for the six months ended June 30, 2004 from $18,834,000 in the same period last year.

     For the three months ended June 30, 2004 and 2003, gross profit from product sales, net as a percentage of product sales, net, was 69.0% and 72.3%, respectively. For the six months ended June 30, 2004 and 2003, gross profit from product sales, net, as a percentage of product sales, net, was 70.0% and 72.0%, respectively.

     For the three months and six months ended June 30, 2004 compared to the same periods last year, gross margin from product sales, net decreased primarily for the following reasons. First, OEM sales, which typically have larger discounts, grew to 18% of total product revenue in the second quarter of 2004, a significant increase over previous periods. Second, we had an increase in NetLink sales which carry lower margins. For example, in the second quarter of 2004, the selling price of the average NetLink deal was approximately 38% lower than the equivalent average Link deal. Third, in the second quarter of 2004 we experienced an increase in material costs for flash memory as a result of manufacturer allocation. This situation contributed to a price rise from the mid-$3.00 range to more than $10.00 accounting for an average cost increase in NetLink handsets of between $5.00 and $6.00 per unit. We have seen the price come back to the $3.00 range again, but there can be no assurance that prices will remain low and that this flash memory component will come off of allocation.

     Cost of Service Sales. Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.

     Cost of service sales for the three months ended June 30, 2004 increased by 40.1% to $2,518,000 from $1,797,000 in the same period last year. Cost of service sales as a percentage of service sales was 56.4% for the three months ended June 30, 2004 compared to 48.0% for the same period last year. Gross profit from service sales remained constant at $1,943,000 for the three months ended June 30, 2004 and 2003, respectively. For the three months ended

June 30, 2004 and 2003, respectively, gross profit from service sales, as a percentage of service sales, decreased to 43.6% from 52.0%.

     Cost of service sales for the six months ended June 30, 2004 increased by 38.9% to $4,959,000 from $3,569,000 in the same period last year. Cost of service sales as a percentage of service sales was 57.9% for the six months ended June 30, 2004 compared to 50.8% for the same period last year. Gross profit from service sales increased by 4.2% to $3,609,000 for the six months ended June 30, 2004 from $3,463,000 for the same period last year. For the six months ended June 30, 2004 and 2003, respectively, gross profit from service sales, as a percentage of service sales, decreased to 42.1% from 49.2%.

     For the three months and six months ended June 30, 2004 compared to the same periods last year, gross profit from service sales decreased primarily because we increased headcount to support future growth. In addition, our travel costs were higher to install, train and support our customer base. Further, we had higher inventory write-offs due to a more proactive stance of removing older products from the field at the time they are returned for repair. Finally, we experienced an increase in costs for materials primarily related to an increase in product volume and freight primarily related to an increase in product volume and fuel surcharges.

     Gross Profit

			% Change
		June 30, 2004	2003 to 2004	June 30, 2003
Gross Profit	For the three months ended	$12,758,000	0.4%	$12,708,000
	For the six months ended	$25,223,000	13.1%	$22,297,000

     For the three months ended June 30, 2004, our gross profit margin (gross profit as a percentage of net sales) decreased to 63.4% from 68.2% in the same period last year. For the six months ended June 30, 2004, our gross profit margin (gross profit as a percentage of net sales) decreased to 64.0% from 67.2% in the same period last year. The decrease in gross profit margin was primarily due to increased OEM sales, which typically have larger discounts, an increase in NetLink sales which have lower margins, and an increase in material costs primarily due to a price increase for a key component of our NetLink handsets. In addition, gross margin decreased due to a decrease in service gross margin as we increased our service infrastructure to support future growth.

Operating Expenses

     Research and Development

			% Change
		June 30, 2004	2003 to 2004	June 30, 2003
Expenses	For the three months ended	$2,303,000	9.6%	$2,101,000
	Percentage of total net sales for the three months ended	11.4%	—	11.3%
	For the six months ended	$4,368,000	9.1%	$4,004,000
	Percentage of total net sales for the six months ended	11.1%	—	12.1%

     Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products, enhance existing products and reduce the cost of our systems. We expect that research and development expenses will be approximately 10% to 12% of net sales for fiscal 2004.

     For the three months ended June 30, 2004 compared to the same period last year, the increase in dollars spent was primarily due to increases in salaries and employee benefits related to increases in headcount and merit raises.

     For the six months ended June 30, 2004 compared to the same period last year, the increase in dollars spent was primarily due to increases in salaries and employee benefits related to increases in headcount and merit raises. In addition, depreciation expense increased as we purchased research and development test equipment. The percentage of net sales decreased from the prior year due to an increase in sales.

     Marketing and Selling

		June 30, 2004	% Change 2003 to 2004	June 30, 2003
Expenses	For the three months ended	$5,709,000	(3.3)%	$5,904,000
	Percentage of total net sales for the three months ended	28.4%	—	31.7%
	For the six months ended	$11,660,000	6.1%	$10,987,000
	Percentage of total net sales for the six months ended	29.6%	—	33.1%

     Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, tradeshows, sales meetings and market research.

     The decrease in dollars spent for the three months ended June 30, 2004 compared to the same period last year for both domestic and international sales, was primarily related to costs incurred for sales meetings that were held in the first quarter in 2004 compared to being held in the second quarter in 2003, a decrease in commission expenses related to sales incentives offered in the second quarter of 2003 but not offered in 2004 and a decrease in tradeshow expenses (as we launched our new NetLink products in April 2003). The decrease in expenses was offset by an increase in salaries and employee benefits to hire new personnel and to retain existing personnel, executive recruiting costs to hire a new Vice President of Sales and Marketing and increases related to travel. Marketing and selling expenses as a percentage of net sales decreased from the prior year due to an increase in sales.

     The increase in dollars spent for the six months ended June 30, 2004 compared to the same period last year for both domestic and international sales, was primarily due to an increase in salaries and employee benefits to hire new personnel and to retain existing personnel, executive recruiting costs to hire a new Vice President of Sales and Marketing and increases related to telephone, travel and legal fees, as we negotiated and finalized several OEM agreements in the first quarter of 2004. The increase in expenses was offset by a decrease in marketing and promotional costs including tradeshow expenses (as we launched our new NetLink products in April 2003), and commission expenses related to sales incentives offered in the second quarter of 2003 but not offered in 2004. Marketing and selling expenses as a percentage of net sales decreased from the prior year due to an increase in sales.

     General and Administrative

		June 30, 2004	% Change 2003 to 2004	June 30, 2003
Expenses	For the three months ended	$1,593,000	50.0%	$1,062,000
	Percentage of total net sales for the three months ended	7.9%	—	5.7%
	For the six months ended	$2,810,000	36.6%	$2,057,000
	Percentage of total net sales for the six months ended	7.1%	—	6.2%

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services.

     The increase in dollars spent for the three months ended June 30, 2004 compared to the same period last year, was primarily due to costs (including legal) incurred for compliance with the Sarbanes-Oxley Act of 2002 and recruiting and hiring costs for our new Chief Financial Officer. Other increases in costs were related to increasing our infrastructure to support future growth, which resulted in increased headcount, salaries and employee benefits to hire and retain personnel, as well as increases in insurance, and consulting and professional fees related to international accounting and board member fees.

     The increase in dollars spent for the six months ended June 30, 2004 compared to the same period last year, was primarily due to costs (including legal) incurred for compliance with the Sarbanes-Oxley Act of 2002 and recruiting and hiring costs for our new Chief Financial Officer. Other increases in costs were related to increasing our infrastructure to support future growth, which resulted in increased headcount, salaries and employee benefits to hire and retain personnel, as well as increases in insurance, and consulting and professional fees related to international accounting and board member fees.

     Other Non-Operating Income and Expenses

		June 30, 2004	% Change 2003 to 2004	June 30, 2003
Expenses	For the three months ended	$106,000	53.6%	$69,000
	Percentage of total net sales for the three months ended	0.5%	—	0.4%
	For the six months ended	$263,000	60.4%	$164,000
	Percentage of total net sales for the six months ended	0.7%	—	0.5%

     Investment income is the result of our investment in money market, investment-grade debt securities, government securities, and corporate bonds, while reduced by typical banking fees.

     The increase in other income was primarily due to a refund for certain banking fees.

     Income Tax

		June 30, 2004	% Change 2003 to 2004	June 30, 2003
Income tax expense
	For the three months ended	$1,238,000	(12.2)%	$1,410,000
	Percentage of total net sales for the three months ended	6.2%	—	7.6%
	Effective tax rate for the three months ended	38.0%	—	38.0%
	For the six months ended	$2,526,000	22.8%	$2,057,000
	Percentage of total net sales for the six months ended	6.4%	—	6.2%
	Effective tax rate for the six months ended	38.0%	—	38.0%

     The decrease in income tax expense for the three months ended June 30, 2004 compared to the same periods last year was primarily related to a decrease in pretax income. The increase in income tax expense for the six months ended June 30, 2004 compared to the same periods last year was primarily related to an increase in pretax income.

Liquidity and Capital Resources

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2004	2003
Cash from operating activities	$2,379,000	$3,886,000
Cash used in investing activities	(1,019,000)	(1,194,000)
Cash used in financing activities	(245,000)	(3,238,000)

     We have funded our operations since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of June 30, 2004, we had $52,976,000 of cash and cash equivalents. During the second quarter of 2004, we paid a quarterly cash dividend of $0.10 per share for a total of $1,925,000 to holders of common stock and we intend to use some of our cash provided by operations to pay future quarterly dividends during a period of time to be determined by the Board of Directors. In addition, in July 2004, we announced that our Board of Directors approved the re-initiation of our stock repurchase program. Under our stock repurchase plan, we may repurchase up to an additional 2.070 million shares of our common stock. On a continual basis, management will evaluate options for utilizing our cash in an effort to maximize returns to our shareholders, including paying quarterly dividends and making repurchases under our stock repurchase program.

     During the six month period ending June 30, 2004, the cash we generated from operations of $2,379,000, consisted principally of net income of $4,122,000 and was reduced principally by an increase in inventories of $2,889,999 that related to a build up of inventory for sales anticipated, but not completed, OEM orders shipped subsequent to June 30, 2004 and expanded product mix. The cash we generated from operations also included adjustments for depreciation and amortization, income tax benefit from exercises of stock options, deferred income taxes and provisions for bad debt and excess and obsolete inventories that reconcile net income to cash generated by operating activities, as well as increases in accrued liabilities and deferred revenue and was offset by increases in trade accounts receivable, other assets and income tax receivable, and a decrease in accounts payable.

     Investing activities used cash of $1,019,000 for purchases of property and equipment primarily related to purchases of research and development test equipment, manufacturing tooling and molds for the desktop docking station for our NetLink product and office equipment.

     We used $245,000 of cash in financing activities during the six month period ended June 30, 2004, which was a direct result of the issuance and payment of cash dividends of $3,825,000 and payments on obligations of $17,000. These cash outflows were offset by proceeds of $3,597,000 received from common stock option exercises and purchases of common stock under our employee stock purchase plan.

     As of June 30, 2004, we had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements included in the 2003 Form 10-K or as noted in the “Aggregate Contractual Obligations and Commercial Commitments” section. Stockholders’ equity at June 30, 2004 was $71,031,000, which represented 82.3% of total assets.

     As of June 30, 2004, we had working capital of $66,297,000 compared to $62,178,000 at December 31, 2003. The increase in working capital of $4,119,000 occurred primarily from cash flows from operations and proceeds from common stock option exercises, offset by the purchases of capital assets and the cash dividends paid. As of June 30, 2004, our current ratio (ratio of current assets to current liabilities) was 5.41:1, compared with a current ratio of 5.33:1 as of December 31, 2003.

     We believe that our current cash, cash equivalents and cash generated from operations will be sufficient, based on our presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital, pay dividends, repurchase shares of our common stock and to finance our expansion for the foreseeable future (next 12 months). There can be no assurance, however, that we will not require additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.

Aggregate Contractual Obligations and Commercial Commitments

     We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

     Lease Commitments. We lease our facilities under noncancelable operating lease arrangements that expire at various dates through 2007. We have other obligations for office equipment that expire at various dates through 2008.

     Purchase Commitments. We incur various purchase obligations with vendors and suppliers for the purchase of inventory, as well as goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from six to twelve months from the purchase date, and in certain cases, purchase orders that contain non-cancelable/non-returnable terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions, which allow us to delay receipt of such orders. Such orders may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of demand requirements and we have previously recognized charges and expenses related to such excess material, related primarily to engineering changes. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

     Indemnifications. We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

     As of June 30, 2004, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	2004	2005	2006	2007	Thereafter	Total
Operating leases	$606,000	$1,025,000	$827,000	$279,000	$—	$2,737,000
Purchase commitments	467,000	5,000	—	—	—	472,000
Other obligations	17,000	34,000	35,000	35,000	12,000	133,000

Total contractual obligations and commercial commitments	$1,090,000	$1,064,000	$862,000	$314,000	$12,000	$3,342,000

     We believe our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Critical Accounting Policies and Estimates

     Below is a summary of our most critical accounting policies and estimates. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes beginning on page 3 of this report and in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the U.S. Securities and Exchange Commission on March 11, 2004 (“2003 Form 10-K”).

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, on an on-going basis, including those related to revenue recognition, receivables, product warranty obligations, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We consider an accounting estimate to be critical if:

•	It requires us to make assumptions about matters that were uncertain at the time of making the estimate, and

•	Changes in the estimate or assumptions in the estimate could have a material impact on our financial condition or results of operations.

     The following table presents information about the nature and rationale for our critical accounting policies and estimates used in the preparation of our consolidated financial statements:

Financial Statement Caption(s)	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors

Sales and deferred revenue	Collectibility is reasonably assured, persuasive evidence of an arrangement exists, delivery has occurred or services rendered and seller’s price to the buyer is fixed or determinable	We are required to estimate the collectibility of invoiced amounts based upon our assessment of the ability of the customer to pay.	We determine whether collectibility is reasonably assured based on possible credit deterioration, the customer’s ability to sell through the products purchased and the relationship we have with our customer.

			Our revenue recognition policy is based on complex and dynamic rules established by the Securities and Exchange Commission and other governing bodies. These rules require us to make judgments with regard to post delivery obligations. When post delivery obligations exist, revenue is deferred until such obligations are fulfilled or until we have established sufficient history to estimate the cost of our obligation.	• Customer ability to pay • Customer ability to sell to end-user

Financial Statement Caption(s)	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors

Accounts receivable	Collectibility of invoiced amounts	Estimating the collectibility of accounts receivable requires us to make judgments about the credit quality and economic viability of customers based on information available to us.	We use all applicable information available at the time of credit issuance, such as D&B, payment history, or financial information provided by the customer.

For ongoing customers and past due balances, discussions with our customers to determine if economic conditions have deteriorated, resulting in an impairment of their ability to make payments.

We maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.	• Historical experience regarding payment history

• Customer creditworthiness

• Monitoring collections and payments from customers

• Deterioration of customer’s economic condition after date of invoice

• Changes in credit loss rates from historical rates used

Financial Statement Caption(s)	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors

Cost of goods sold and Inventories	Obsolete, unmarketable or excess inventory	Estimating obsolete, unmarketable or excess inventory requires us to forecast future demand and market conditions.	We base our estimate on the difference between the cost of held inventory and the expected market value of the inventory.	• Product lifecycle • Evaluation of customer demand for various product types • Analysis of inventory on hand with no estimated future demand from customer base

Financial Statement Caption(s)	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors

Deferred income taxes	Recoverability of deferred tax assets	We are required to estimate whether recoverability of deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdictions.	We use historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations.	• Tax law changes • Variances in future projected profitability, including by taxing entity

Financial Statement Caption(s)	Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors

Warranty	Warranty obligations	Estimating warranty liability requires us to forecast and use historical data as a basis for future product failure rates, material usage and service delivery costs.	We base our estimate on historical and current trends of product failure rates, repair cost per unit and service delivery costs.

We have contractual commitments to various customers that require us to incur costs to repair an epidemic defect. Historically we have not experienced significant costs related to epidemic failure. Costs would be accrued for epidemic defect when an epidemic defect is identified and the costs of repair can be reasonably estimated.	• Monitoring and evaluating the quality of component suppliers

• Actual historical return rates at the time of sale and updating estimates throughout the warranty period

• Monitoring our customer base for possible epidemic defects

• Estimated failure rates; repair costs per unit; and service delivery costs

     In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Revisions to any of the discussed estimates, or other non-critical items, could have a significant effect on our consolidated financial statements.

Recently Issued or Proposed Accounting Pronouncements

     On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. Since we currently report stock-based compensation using the intrinsic-value method, should the FASB require companies to expense stock-based compensation on fair-value measurements rather than allow voluntary reporting, this potential change could reduce our future earnings or increase future losses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. As of June 30, 2004, we have not used derivative instruments or engaged in hedging activities, and have not been currently impacted significantly by fluctuations in foreign currency exchange rates.

Interest Rate Risk

     As part of our cash management strategy, at June 30, 2004, we had cash and cash equivalents of approximately $52,976,000 mainly in the form of bank demand deposits and money markets. We have completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% point increase in interest rates. If market rates had increased or decreased 1% during the six month period ended June 30, 2004, interest income would have increased or decreased by approximately $262,000.

FORWARD-LOOKING STATEMENT FACTORS

     Certain statements in this Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and stockholders in the course of our presentations, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as believes, anticipates, expects, intends, could, might, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These projections and forward-looking statements are based on assumptions, which are believed reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Accordingly, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements. Some of the important factors that could cause actual results to differ from any of these projections or other forward-looking statements are detailed below and in other reports filed by us under the Securities Exchange Act of 1934. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report.

•	If we are unable to fulfill quarter end customer orders, then we could lose revenue and customers. The volume of customer orders for our products typically increases significantly at the end of each quarter. Generally, sales in a given quarter are distributed approximately as follows: 15% in the first month, 25% in the second month, and 60% in the third month. We face significant challenges in meeting this demand. It is difficult to ensure that we have the resources available to meet any such increase in order volume since it is very difficult to predict what the level of demand will be. We may not have the personnel and/or systems necessary to fulfill the large order volume or the ability to upgrade and develop our systems and infrastructure to meet an increased order volume. If we are unable to meet demand from our customers for our products in a cost effective manner, then we might lose revenue and customers or incur increased operating costs, either of which would harm our business.

•	Many of the orders for our products are realized at the end of the quarter, which makes it difficult to estimate or adjust our operating activities quickly in response to an unexpected increase or decrease in customer demand. Due to the timing of orders from customers, we have often recognized a substantial portion of our revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. The demand for our products depends upon many factors and is difficult to forecast. Significant unanticipated fluctuations in demand could cause problems in our operations. The lead-time required to assemble our systems is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause it to have either too much or too little inventory of a particular product. Further, the business relationship which we have with Offshore Group to use a Mexico facility to assemble our products may not be able to provide product in a timely manner. Additionally, once we receive an order, it requires sufficient time to complete the configuration of our product to the phone systems of the customer.

Our inability to satisfy customer demand in a timely manner would lead to lost sales and impede our ability to increase our revenue. Conversely, a large portion of our expenses, including rent and salaries, is fixed and difficult to reduce. Our expenses are based in part on expectations for our revenue. If our revenue does not meet our expectations, the adverse effect of the revenue shortfall upon our operating results may be acute in light of the fixed nature of our expenses. It is possible that due to fluctuations in revenue, our operating results could be below the expectations of securities analysts and investors. For instance, our stock price declined substantially after our preliminary announcement of second quarter 2004 results reported in July 2004. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail either generally or with respect to our business, the price of our common stock would likely decline further.

•	Our reliance on sole or limited sources of supply for many components and equipment used in our manufacturing process. We rely on sole or limited sources of supply for many components and equipment used in our manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment could interrupt our manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent us from decreasing our reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and the financial performance of our company.

•	Because many of our current and planned products are or will be highly complex, they may contain defects or errors that are detectable only after deployment in complex networks and which, if detected, could have a negative effect on our business, operating results or financial condition. Many of our complex products can only be fully tested when deployed in commercial networks. As a result, end-users may discover defects or errors or experience breakdowns in their networks after the products have been deployed. If any of these products contains defects, or has reliability, quality or compatibility problems, our reputation might be damaged significantly and customers might be reluctant to buy our products. These defects could interrupt or delay sales. We may have to invest significant capital and other resources to correct these problems. If we fail to provide solutions to the problems, we will also incur product recall, repair, warranty or replacement costs. These problems might also result in claims against us by our customer or others. In addition, the occurrence of any defects or errors in these products, could result in: failure to achieve market acceptance and loss of market share; cancellation of orders; difficulty in collecting accounts receivable; increased service and warranty costs in excess of our estimates; diversion of resources, and; increased insurance costs and other losses to our business or to end-users.

•	If we experience warranty failure that indicates either manufacturing or design deficiencies, we may be required to recall units in the field and/or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such warranty failures, our business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. End-users have discovered errors in our products in the past and may discover errors in our products in the future. In addition, if our costs of remediating problems experienced by our customers exceed the expectations used in developing our warranty reserves, these costs may adversely affect our operating results. Consequently, our warranty failure could have a material adverse impact on our operations and financial results.

•	Our ability to attract and retain personnel, including key technical and management personnel. Much of the future success of our company depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that we will be able to successfully retain and attract the key personnel we need. Many of our key personnel receive a total compensation package that includes stock options and other equity awards. New regulations, volatility in the stock market and other factors could diminish the value of our equity awards, putting us at a competitive disadvantage or forcing us to use more cash compensation.

•	The risk of business interruption arising from our dependence on our manufacturing facility located in Boulder, Colorado, and the business relationship we have with Offshore Group to use a facility in Empalme, Sonora, Mexico which provides assembly services. We are highly dependent on our Boulder, Colorado manufacturing facility, which is home to the majority of our manufacturing operations. We are also highly dependent upon our business relationship with Offshore Group to provide management services and a facility located in Empalme, Sonora, Mexico that assembles our products. Any event that may disrupt or indefinitely discontinue either of the facilities’ capacity to manufacture, assemble and repair our products could greatly impair our ability to generate revenues, fulfill orders and attain financial goals. For instance, we may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

•	Our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, we must:

•	develop or gain access to new technologies in order to increase product performance and function, reduce product size, and maintain cost-effectiveness;

•	develop new products for existing and emerging wireless communications markets, and introduce such products in a timely manner;

•	implement emerging wireless standards quickly enough to satisfy market demands and without significant product redesign;

•	develop or obtain access to advanced wireless networking capabilities as they become available; and

•	design, develop and introduce competitive new products on a timely basis.

Due to the competitive nature of our business, any failure by us to meet these challenges could materially and adversely affect our business, reputation, and operating results.

•	Potential fluctuations in our future revenues, gross margins and operating results. We have experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside our control. Among other things, these factors include:

•	changes in customer, geographic or product mix, including mix of configurations within each product group;

•	fluctuating market demand for, and declines in the average selling prices of, our products;

•	the timing of and delay of significant orders from customers;

•	seasonality in demand within our various sectors;

•	increases in material or labor costs;

•	excess inventory;

•	obsolescence charges;

•	changes in shipment volume;

•	loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	increases in price competition;

•	changes in distribution channels including our OEM partners;

•	increases in warranty costs; and

•	introducing of new products and costs of entering new markets.

For example, historically we have not operated with a significant order backlog and a substantial portion of our revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, our revenue expectations are based almost entirely on our internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short-term and are based in large part on these estimates, and if orders and revenue do not meet expectations, our revenues, gross margins and operating results could be materially adversely affected.

•	The continuing uncertainty about economic prospects in some sectors of our target customer market, adversely impacts their information technology spending and our business. Our business has been adversely impacted by the continuing uncertainty about general economic prospects in some sectors of our target customer market within the United States and worldwide, because this uncertainty has resulted in a decline in, or a failure to increase, their information technology spending. Consumers of information technology in some of these sectors continue to defer, and in some cases cancel, their purchase decisions. Our operating results have been adversely affected as a result. We expect the economic uncertainty to continue to adversely impact our business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from economic uncertainty include longer sales cycles, lower average selling prices, fewer large orders from a single customer and reduced revenues.

•	Changes in rules and regulations of the FCC and other regulatory agencies. The wireless communications industry, regulated by the Federal Communications Commission (FCC) in the United States and similar government agencies in other countries, is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact our operations in the United States and internationally.

•	We are dependent on indirect sales channels for most of our revenue. A significant portion of our revenues are derived from a variety of third-party business partners, including distributors, resellers and OEMs. During the three months ended June 30, 2004, sales of our products through our indirect distributors accounted for 79% of our revenue, of which 18% was contributed by our OEM partners. Our contracts with third-party business partners do not require a third-party business partner to purchase our products or services. In fact, some of our third-party business partners also offer the products of some of our competitors. We cannot guarantee that any of our third-party business partners will continue to market our products or devote significant resources to doing so. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third-party business partners in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third-party business partners and our business, and result in decreased sales through third-party business partners or threatened or actual litigation. If our third-party business partners do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. For instance, we experienced a decrease in sales by distributors during the second quarter of 2002 when those distributors downsized their businesses in reaction to the economic slowdown and, as a result, had fewer sales representatives marketing our products. In addition, our third-party business partners have confidential information concerning our products and services, product release schedules and sales, marketing and third party reseller operations. Although we have nondisclosure agreements with our third-party business partners, we cannot guarantee that any third-party business partner would not use our confidential information to compete with us. Furthermore, since we have experienced lower gross margins related to sales to our OEM partners, we may experience lower gross margins in the future if sales to our OEM partners become a larger percentage of product sales. Our success depends in part upon our ability to maintain and expand these relationships. The loss of any major partner, the failure to attract new partners or inability to maintain the current level of revenue from our existing partners could have an adverse effect on our business, operating results and financial condition.

•	Our revenue and earnings are highly seasonal. Seasonality and other factors cause significant quarterly fluctuations in our revenue and net income. Our business is highly seasonal. This causes significant quarterly fluctuations in our financial results. Generally, revenue and operating results are sequentially down in the first quarter from the fourth quarter, sequentially higher in the second quarter, sequentially flat or slightly higher or lower in the third quarter, and strongest in the fourth quarter.

•	A lower than anticipated rate of acceptance of domestic and international markets using the 802.11b standard. Our NetLink Wireless Telephones are compatible with the IEEE 802.11b standard for use on 802.11b compliant wireless LANs. Consequently, demand for NetLink Wireless Telephones depends upon the acceptance of markets utilizing 802.11b compliant networks. This depends in part upon the initial adoption of the 802.11b standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11b compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our products until wireless systems are developed which provide for greater security. Further, our products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11b compliant networks do not grow as we anticipate, our growth would be impeded and it would not be able to factor the related revenues into our growth in the future.

•	The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as we anticipate. We derive our revenue principally from the sale of wireless, on-premises telephone systems and related installation and other services relating to those systems. Therefore, our future operating results depend on the demand for those types of services. If this market does not grow or grow quickly, our future results of operations would be significantly harmed.

•	Our reliance on a limited number of significant customers. A portion of our revenue has been derived from a limited number of customers. Sales to one customer represented approximately 15.2% of our revenue during the three months ended June 30, 2004. We also have experienced quarter-to-quarter variability in sales to each of our major customers and expect this pattern to continue in the future.

•	We might not be able to execute on our business plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely, or if new members of our management team fail to work effectively together. Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others have been promoted within, or have newly joined, senior management roles only recently. For example, in September 2003, John Elms, our Vice President of Operations, was promoted to President and Chief Executive Officer, while Bruce Holland, the former President and Chief Executive Officer, continued with us as Chairman of the Board until he resigned from the Board in March 2004. Additionally, in October 2003, we hired John Kelley as Vice President of Operations. In February 2004, Michael Cronin, our Vice President of Sales and Marketing decided to resign his positions of Vice President of Sales and Marketing and Corporate Officer effective April 1, 2004, although he agreed to remain an employee to assist us with the transition through June 30, 2004. In April 2004, Nancy Hamilton, our Vice President of Finance and Administration and Chief Financial Officer, decided to resign her positions as Vice President of Finance and Administration and Chief Financial Officer and Corporate Officer effective April 20, 2004, although she remained an employee to assist us with the transition through July 20, 2004. Additionally, in April 2004, we hired David Rosenthal as Vice President of Finance and Administration, Chief Financial Officer, and Corporate Secretary and we hired Jill Kenney as the position of Vice President of Sales and Marketing effective May 17, 2004. Our success depends in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts for our Chief Executive Officer, Chief Financial Officer, Vice President of Sales and Marketing, Vice President of Engineering and Vice President of Operations, and do not maintain key person insurance on any of our executives. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

•	Our reliance on our 802.11b technology partners to continue to provide the wireless local area network for our NetLink product, and to provide access points which support our Voice Priority. In the absences of a wireless voice prioritization standard, we rely on 802.11b technology partners, such as Proxim, Symbol Technologies, and Cisco Systems to continue to provide wireless local area network support for our NetLink product and to provide access points that support our Voice Priority. If any of our technology partners fails to provide voice prioritization support for our products, the market opportunity for NetLink products would be reduced and our future results of operations would be materially harmed until we find new 802.11b technology partners or voice prioritization standards are adopted.

•	Our ability to develop and introduce new products and transition existing products. Our development efforts may not lead to the successful introduction of new or improved products. We may encounter delays in deploying new or improved products. For instance, our new products may not properly function with our customers’ existing telephone systems or our new products may contain defects or bugs. These incompatibilities, defects or bugs may not be detected until our customers begin to install the products or thereafter. We may need to modify the design of our new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures by us as it seeks to remedy the problems, delays in the purchase of the products or cancelled orders. We may also encounter delays in the manufacturing and production of the new products. Additionally, the new products may not be commercially successful. Demand for existing products may decrease upon the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products, even if newly introduced, until the new or improved versions of those products are available. If customer orders decrease or are delayed during the product transition, we may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins. Our gross margins might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on our business, operating results or financial condition.

•	Our ability to manage potential expansion of operations in the U.S. and internationally. We intend to expand our existing domestic and international operations and to enter new markets. This expansion will require significant management attention and financial resources. We currently have limited experience in marketing and distributing our products internationally and in developing versions of products that comply with local standards. We may also not be able to maintain or increase international market demand for our products. International operations are subject to other inherent risks, including foreign government regulation of technology or unexpected changes in regulatory and customs requirements, difficulty and delays in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights, foreign currency exchange rate fluctuations, and taxation consequences.

•	We face increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for our systems include product functions and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, network and application integration capabilities, distribution channels, and the effectiveness of marketing and sales efforts. Most of our competitors have significantly greater financial, technical, research and development, and marketing resources than us. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us. Enterprise adoption of standards for wireless LAN and voice over IP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems, such as Alcatel or Cisco Systems, both of which manufacture and sell enterprise telephone systems. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems or Symbol Technologies, both of which provide 802.11 wireless infrastructure and wireless telephones. Because we focus on wireless on-premises telephone communications, we cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that we will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with our wireless telephone system. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full function provided by our wireless telephone system.

•	The certification and approval process for our NetLink product for use in countries that support the 802.11b standard. Foreign countries, which support the 802.11b standard, could provide future markets for the NetLink products. However, countries’ certification and approval processes for 802.11b compatible products, such as ours, are typically time consuming and costly. If we have difficulty obtaining certification and approval by foreign countries for our NetLink product, then we may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our business.

•	Our ability to protect our intellectual property rights. Our future success depends, in part, upon our proprietary technology. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. There can be no assurance that our issued patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. If challenged, our patents might not be upheld or their claims could be narrowed. If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. As a result, our competitors might offer similar products and we might not be able to compete successfully in our market. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that it will increase our international operations in the future, and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We may be required to spend significant resources to monitor and protect our intellectual property rights. Any litigation surrounding our rights could force us to divert important financial and other resources from our business operations.

•	The assertion of intellectual property infringement claims against us. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe upon issued patents, patents to be issued in the future, or other intellectual property rights of others. We may in the future be notified that we are infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against us that we are infringing upon intellectual property rights of others, there can be no assurance that infringement claims will not occur in the future. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets. We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of our resolution, could result in substantial costs and diversion of resources. If it were determined that our products infringe upon the intellectual property rights of others, we would need to obtain licenses from these parties or reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

•	Enacted and proposed changes in securities laws and regulations are likely to increase our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to implement additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the Nasdaq National Market has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. These developments have increased our legal and financial compliance costs, and make some activities, like SEC reporting obligations, more difficult. In addition, we expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and are continuing to estimate the timing and magnitude of additional costs we may incur as a result.

•	Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, (SEC), and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB published in March 2004 an exposure draft that would require us to record expense for the fair value of stock options granted. Our reported earnings would be harmed if we were required to change our accounting policy in accordance with the fair-value based concepts of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

•	The historic volatility of our stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12-month period ended June 30, 2004, the closing price of our common stock has ranged from a high of $24.80 per share to a low of $9.42 per share. Many factors could cause the market price of our common stock to fluctuate, including:

•	variations in our actual or anticipated quarterly or annual results;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	announcements of technological innovations by us or by our competitors;

•	introduction of new products or product enhancements or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	changes in the market valuations of other telecommunications companies;

•	the amount of liquid financial resources available to us;

•	the gain or loss of significant customers; and

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts.

In addition, the stock market in general, and the market for technology-related stocks in particular, could decline, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we have previously been sued in several purported securities class action lawsuits. Further, certain of our management and directors were also sued in purported shareholder derivative actions. Although we believe that the lawsuits lack merit, due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation. An adverse determination could have a significant effect upon our business and materially affect the price of its stock. Moreover, regardless of the ultimate result, it is likely that the lawsuits will require us to incur expenses and divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report (the Evaluation Date), concluded that our disclosure controls and procedures were effective as of the Evaluation Date for this purpose.

     Changes in Internal Controls over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II      Other Information

Item 1 Legal Proceedings

     On January 14, 2002, we issued a press release announcing preliminary financial results for the fourth quarter of 2001 and revising downward its estimates for year 2002 results of operations. Shortly after the press release, our stock price declined and we and certain of our officers and directors were named as defendants in four lawsuits filed between February 7, 2002 and March 6, 2002, three of which were filed in the United States District Court for the District of Colorado and one of which was filed in the Colorado District Court for the City and County of Denver. In each of the lawsuits, plaintiffs, who purport to be purchasers or holders of our common stock, initially sought to assert claims either on behalf of a class of persons who purchased our securities between July 19, 2001 and January 11, 2002, or in the case of two of the lawsuits (one filed in the United States District Court and one in the Colorado District Court), derivatively on our behalf. Two of the lawsuits filed in the United States District contained essentially identical claims alleging that we and certain of our officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as a result of alleged public misstatements and omissions, accompanied by insider stock sales made in the months prior to the decline in the price of our stock after the January 14, 2002 press release. In the cases brought as derivative actions, the plaintiffs allege that our officers and directors violated fiduciary duties owed to us and our stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that we have and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

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

     The Kerns and Molieri purported class actions were consolidated, and the plaintiffs filed a Consolidated Amended Complaint in these Consolidated Actions. In January of 2003, the Court denied a motion to dismiss that amended pleading, and discovery commenced. The Court certified a class of all purchasers of publicly traded common stock of SpectraLink from April 19, 2001 through January 11, 2002, inclusive. On November 26, 2003, the Lead Plaintiffs in these Consolidated Actions moved the court for permission to file a second consolidated amended class action, which would have deleted certain of the original claims, would have extended the class period so that it would commence on February 1, 2001 instead of April 19, 2001, and would have added more detail on claims relating to alleged improper revenue recognition. We filed an opposition to that motion. On March 5, 2004, the Magistrate Judge entered his Order denying plaintiffs’ motions, and plaintiffs appealed that decision to the district court.

     On April 16, 2004, the parties to these Consolidated Actions held a mediation in San Francisco. The parties entered into a Memorandum of Understanding settling the case for $1.5 million, subject to certain terms and conditions, including approval by the Court. The Court granted preliminary approval to the settlement, and a final hearing for approval of the settlement has been scheduled for October 7, 2004. The settlement will be paid for through insurance proceeds. The Consolidated Actions have been stayed in light of the settlement.

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. In August of 2003, Defendants moved to dismiss the amended and corrected Elennis complaint. The Court denied that motion on March 22, 2004. No discovery has been conducted in either of the derivative actions. We are currently engaged in settlement discussions with the derivative plaintiffs in light of the settlement of the Consolidated Actions.

     We believe the lawsuits are without merit and we intend to vigorously defend ourself and our officers and directors if the two derivative cases are not settled in light of the settlement of the Consolidated Actions, and/or if the settlement of the Consolidated Actions is not given final approval by the Court. We do not believe that our interests and that of the named officers and directors are adverse to each other as of this time. However, no assurance can be given that we will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. If the settlement of the Consolidated Actions is not approved and the derivative cases are not settled, and we were then unsuccessful in its defense of these suits, we could be required to make significant payments to our stockholders and their lawyers, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of us becoming adverse to those of certain of our officers and directors. In either case, our business could be adversely affected, even if the plaintiffs are not successful in their claims against us and/or our officers and directors.

     We have incurred a loss related to the directors and officer’s insurance deductible of which the majority of the expense was reflected in 2002. As noted, the settlement of the Consolidated Actions will be funded by insurance proceeds. Based on current facts and circumstances, we are unable to estimate future losses, if any, we may incur if the cases are not settled, after considering the amounts that will be covered by insurance.

     We are not presently a party to any other material pending legal proceedings of which we aware.

Item 4 Submission of Matters to a Vote of Security Holders

At SpectraLink’s Annual Meeting of Stockholders held June 21, 2004, the following proposals were adopted by the margins indicated.

1.	To elect a Board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	Voted For	Withheld
Carl D. Carman	17,817,976	300,432
Anthony V. Carollo, Jr.	17,826,379	292,029
John H. Elms	18,065,912	52,496
Gerald J. “Bud” Laber	17,893,332	225,076
Werner P. Schmücking	18,012,390	106,018

2.	To ratify the selection of KPMG LLP, independent public accountants, as auditors for SpectraLink for the fiscal year ending December 31, 2004. Number of shares voted: For 17,827,736; Against 285,752; Abstain 4,920.

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

(b)  Reports on Form 8-K

     We filed two Current Reports on Form 8-K during the fiscal quarter ended June 30, 2004. The first Form 8-K, filed April 22, 2004, reported information under Item 5 “Other Events” concerning the announcement that Nancy Hamilton would retire and step down as chief financial officer and vice president of finance and administration effective April 20, 2004. We announced that David Rosenthal would replace Ms. Hamilton, and had accepted the position of chief financial officer, vice president of finance and administration and corporate secretary for SpectraLink, effective immediately. We further announced that Jill Kenney had accepted the position of vice president of sales and marketing effective May 17, 2004.

     The second Form 8-K, filed April 23, 2004, reported information under Items 7 “Financial Statements and Exhibits,” that was intended to be furnished under “Item 12. Results of Operations and Financial Condition” in accordance with SEC Release No. 33-8216. This filing included our earnings press release for the quarter ended March 31, 2004, and the script used by our executives on the conference call explaining the results.

SPECTRALINK CORPORATION
SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION
Date: August 9, 2004	By:	/s/ DAVID I. ROSENTHAL
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