Form 10-Q
period 2004-09-30
SPECTRALINK CORP
filed 2004-11-08
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

Applicable only to corporate issuers:

As of October 31, 2004, there were 19,034,334 shares outstanding of SpectraLink Corporation’s Common Stock - par value per share $0.01.

SPECTRALINK CORPORATION AND SUBSIDIARY
INDEX

PART I - ITEM 1

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,118	$51,861
Trade accounts receivable, net of allowance of $346 and $341, respectively	14,606	14,470
Income taxes receivable	—	204
Inventories, net	10,809	7,653
Deferred income taxes – current portion	1,393	1,562
Other	1,022	800

Total current assets	80,948	76,550
PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	2,393	2,312
Equipment	10,010	9,245
Leasehold improvements	1,020	989

	13,423	12,546
Less – accumulated depreciation	(9,351)	(8,463)

Net property and equipment	4,072	4,083
DEFERRED INCOME TAXES, net of current portion	154	151
OTHER	479	387

TOTAL ASSETS	$85,653	$81,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,076	$1,453
Income taxes payable	956	—
Accrued payroll, commissions and employee benefits	2,615	3,114
Accrued sales, use and property taxes	684	724
Accrued warranty expenses	750	493
Other accrued expenses and liabilities	2,712	2,269
Deferred revenue	7,014	6,319

Total current liabilities	15,807	14,372
LONG-TERM LIABILITIES	217	250

TOTAL LIABILITIES	16,024	14,622

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 23,269 and 22,800 shares issued, respectively, and 19,000 and 18,871 shares outstanding, respectively	233	227
Additional paid-in capital	75,761	71,010
Retained earnings	26,032	24,706
Treasury stock, 4,269 and 3,929 shares, respectively at cost	(32,397)	(29,394)

TOTAL STOCKHOLDERS’ EQUITY	69,629	66,549

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,653	$81,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
SALES:
Product sales, net	$18,093	$14,500	$48,963	$40,672
Service sales	4,875	3,843	13,443	10,875

Net sales	22,968	18,343	62,406	51,547
COST OF SALES:
Cost of product sales	5,501	4,042	14,757	11,380
Cost of service sales	2,654	2,071	7,613	5,640

Total cost of sales	8,155	6,113	22,370	17,020

Gross profit	14,813	12,230	40,036	34,527
OPERATING EXPENSES:
Research and development	2,268	1,908	6,636	5,912
Marketing and selling	6,193	5,709	17,853	16,696
General and administrative	1,660	1,009	4,470	3,066

Total operating expenses	10,121	8,626	28,959	25,674

INCOME FROM OPERATIONS	4,692	3,604	11,077	8,853

INVESTMENT INCOME AND OTHER:
Interest income, net	161	96	394	334
Other income (expense), net	(40)	(29)	(10)	(102)

Total investment income and other	121	67	384	232

INCOME BEFORE INCOME TAXES	4,813	3,671	11,461	9,085
INCOME TAX EXPENSE	1,886	1,395	4,412	3,452

NET INCOME	$2,927	$2,276	$7,049	$5,633

BASIC EARNINGS PER SHARE (Note 4)	$0.15	$0.12	$0.37	$0.30

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	19,110	18,530	19,050	18,490

DILUTED EARNINGS PER SHARE (Note 4)	$0.15	$0.12	$0.36	$0.30

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,260	19,500	19,590	19,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,049	$5,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,262	862
Provision for bad debts	83	34
Provision for excess and obsolete inventories	472	474
Deferred income taxes	166	—
Income tax benefit from the exercise of stock options	656	1,374
Changes in operating assets and liabilities-
Increase in trade accounts receivable	(219)	(2,125)
Increase in inventories	(3,628)	(498)
Increase in other assets and income taxes receivable	(110)	(1,360)
(Decrease) increase in accounts payable	(377)	464
Increase in accrued liabilities, income taxes payable and deferred revenue	1,776	2,462

Net cash provided by operating activities	7,130	7,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,223)	(2,262)

Net cash used in investing activities	(1,223)	(2,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligation	(25)	(11)
Proceeds from exercises of common stock options	3,780	4,135
Proceeds from issuances of common stock	321	297
Dividends paid	(5,723)	—
Purchases of treasury stock	(3,003)	(3,688)

Net cash (used in) provided by financing activities	(4,650)	733

INCREASE IN CASH AND CASH EQUIVALENTS	1,257	5,791
CASH AND CASH EQUIVALENTS, beginning of period	51,861	44,211

CASH AND CASH EQUIVALENTS, end of period	$53,118	$50,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,625	$3,171

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under long-term obligation	$28	$128

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)

1. Basis of Presentation

     The accompanying condensed consolidated financial statements as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003, have been prepared from the books and records of SpectraLink Corporation and its wholly owned subsidiary, SpectraLink International Corporation (together “SpectraLink” or “the Company”) and are unaudited. In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto as of, and for the year ended, December 31, 2003, which are included in SpectraLink’s Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in SpectraLink’s annual financial statements. Since its inception, the Company has conducted its operations in one operating segment.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2. Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”. Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for stock options and similar equity instruments. As allowed by SFAS 123, the Company has continued to apply APB No. 25 to account for its employee stock based compensation plans, and has adopted the disclosure requirements of SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS 123. Had the Company determined compensation expense for its stock-based compensation plans based on fair value at the date of grant under SFAS 123, the Company’s consolidated net income, and basic and diluted earnings per share, would have been the pro forma amounts as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per		(In thousands, except per
	share amounts)		share amounts)
Net Income, as reported	$2,927	$2,276	$7,049	$5,633
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(699)	(579)	(2,106)	(1,748)
Compensation expense for the stock purchase plan	(41)	(41)	(124)	(122)

Net Income, pro forma	$2,187	$1,656	$4,819	$3,763

Earnings Per Share:
Basic – as reported	$0.15	$0.12	$0.37	$0.30
Basic – pro forma	$0.11	$0.09	$0.25	$0.20
Diluted – as reported	$0.15	$0.12	$0.36	$0.30
Diluted – pro forma	$0.11	$0.09	$0.25	$0.20

     For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 2.60% and 2.23% for the three months and nine months ended September 30, 2004, respectively, and 1.45% and 1.40% for the three months and nine months ended September 30, 2003, respectively; expected lives (net of forfeitures) of 1.75 years and 1.69 years for the three and nine months ended September 30, 2004, respectively, and 1.70 years and 1.75 years for the three months and nine months ended September 30, 2003, respectively; a $0.10 per share quarterly dividend for the three months and nine months ended September 30, 2004, respectively, and no dividends for the three months and nine months ended September 30, 2003; and expected volatility of 69% and 74% for the three months and nine months ended September 30, 2004, respectively, and 83% and 82% for the three months and nine months ended September 30, 2003, respectively. The fair value of each purchase right under the employee stock purchase plan is estimated, for disclosure purposes, on the date of grant using the Black-Sholes model with the following assumptions: a $0.10 per share quarterly dividend for the three months and nine months ended September 30, 2004, respectively, and no dividends for the three months and nine months ended September 30, 2003, respectively; an expected life of six months; expected volatility of 74% and 76% for the three months and nine months ended September 30, 2004, respectively, and 83% for the three months and nine months ended September 30, 2003, respectively; and a risk-free interest rate of 2.60% and 2.23% for the three months and nine months ended September 30, 2004, respectively and 1.45% and 1.40% for the three months and nine months ended September 30, 2003, respectively.

3. Inventories

     Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories, net, as of September 30, 2004 and December 31, 2003, consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Raw materials	$4,825	$3,276
Work in progress	6	25
Finished goods	5,978	4,352

	$10,809	$7,653

     The reserve for potential excess and/or obsolete inventories was $894,000 and $591,000 as of September 30, 2004 and December 31, 2003, respectively.

4. Earnings Per Share

     Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents as determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they were anti-dilutive totaled 1,710,768 and 67,265 for the three months ended September 30, 2004 and 2003, respectively, and 840,806 and 277,542 for the nine months ended September 30, 2004 and 2003, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Three months ended September 30,
	(In thousands, except per share amounts)
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$2,927	19,110	$0.15	$2,276	18,530	$0.12
Effect of dilutive securities:
Stock purchase plan	—	11	—	—	13	—
Stock options outstanding	—	139	—	—	957	—

Diluted EPS—	$2,927	19,260	$0.15	$2,276	19,500	$0.12

	Nine months ended September 30,
	(In thousands, except per share amounts)
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$7,049	19,050	$0.37	$5,633	18,490	$0.30
Effect of dilutive securities:
Stock purchase plan	—	12	—	—	16	—
Stock options outstanding	—	528	(0.01)	—	514	—

Diluted EPS—	$7,049	19,590	$0.36	$5,633	19,020	$0.30

5. Product Warranties and Service

     The Company provides warranties against defects in materials and workmanship for its products generally ranging from 90 days to 15 months, and, in limited cases, up to 24 months. At the time the product is shipped, the Company establishes a provision for estimated expenses of providing service under these warranties based on historical warranty experience. A summary of activity for accrued product warranty and service is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Beginning Balance, Accrued Product Warranty and Service	$711	$404	$493	$274
Additions to the accrual for product warranties	298	143	970	526
Reductions for incurred warranty charges	(259)	(136)	(713)	(389)

Ending Balance, Accrued Product Warranty and Service	$750	$411	$750	$411

6. Advertising Costs

     The Company expenses all advertising costs as they are incurred. Advertising expense for the three months ended September 30, 2004 and 2003, were approximately $179,000 and $187,000, respectively, and $489,000 and $505,000 for the nine months ended September 30, 2004 and 2003, respectively.

7. Stockholders’ Equity

     During the three and nine months ended September 30, 2004, the Company repurchased 340,455 shares of outstanding common stock (now classified as treasury stock) at a cost of $3,003,000. The Company did not repurchase any shares of outstanding common stock during the third quarter of 2003. For the nine months ended September 30, 2003, the Company repurchased 447,100 shares of outstanding common stock (now classified as treasury stock) at a cost of $3,688,000.

     During the third quarter of 2004, the Company paid a quarterly cash dividend of $0.10 per share for a total of $1,898,000 to holders of common stock. For the nine months ended September 30, 2004, the Company paid three cash dividends of $0.10 per share for a total of $5,723,000. The Company did not pay any dividends during the nine months ended September 30, 2003.

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

     On April 16, 2004, the parties to these Consolidated Actions held a mediation in San Francisco. The parties entered into a Memorandum of Understanding settling the case for $1.5 million, subject to certain terms and conditions, including approval by the Court. The Court granted preliminary approval to the settlement, and a final hearing for approval of the settlement was scheduled for October 7, 2004. An Order and Final Judgment was entered on October 7, 2004, ending the litigation. The settlement was paid by SpectraLink’s directors and officers insurance carrier.

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. In August of 2003, Defendants moved to dismiss the amended and corrected Elennis complaint. The Court denied that motion on March 22, 2004. No discovery has been conducted in either of the derivative actions. The defendants in the derivative actions engaged in settlement discussions with the derivative plaintiffs in light of the settlement of the Consolidated Actions and the parties have reached an agreement in principle settling both derivative cases. The settlement is conditioned upon reaching agreement on written settlement documents and on court approval.

     The defendants in the remaining lawsuits believe these cases are without merit and intend to vigorously defend themselves if the settlement of the two derivative cases is not effectuated. SpectraLink does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, if the settlement is not consummated, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. In addition, the derivative litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, SpectraLink’s business could be adversely affected, even if the plaintiffs are not successful in their claims.

     The Company has incurred a loss related to the directors and officers’ insurance deductible of which the majority of the expense was reflected in 2002. As noted, the settlement of the Consolidated Actions has been funded by insurance proceeds. Based on current facts and circumstances, the Company is unable to estimate future losses, if any, it may incur if the remaining cases are not settled, after considering the amounts that will be covered by insurance.

     SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

9. Recently Issued or Proposed Accounting Pronouncements

     On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted and recognized in the statement of income based on their fair value. The FASB recently announced that the final standard will be effective for public companies for fiscal periods beginning after June 15, 2005. The proposed final standard offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use or the expected impact on its financial statements.

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

Business Description and Overview

     We commenced operations in April 1990 to design, manufacture and sell unlicensed wireless telephone communication systems for businesses. Our product portfolio consists of two product categories differentiated by the wireless technology implemented: Link Wireless Telephone Systems (Link WTS) and NetLink Wireless Telephones. Link WTS targets organizations that require a dedicated wireless voice solution for their on-premises mobile workforce. NetLink Wireless Telephones target organizations that want both a wireless voice and wireless data solution on a single network. Because of the recent advances in wireless local area network (LAN) technology, a significant portion of our development efforts will focus on our existing NetLink products as well as new products that operate on a wireless LAN.

     For the three months ended September 30, 2004, our revenue was $23.0 million, which was the most revenue that we have ever recorded in a fiscal quarter, and earnings per fully diluted share were $0.15 on net income of $2.9 million. This represents a 25% growth in both quarterly year-over-year revenue and earnings per fully diluted share, and a 29% increase in quarterly year-over-year net income. Earnings per fully diluted share for the nine months ended September 30, 2004, was $0.36 on net income of $7.0 million and revenue of $62.4 million. This represents year-over-year growth in net income of 25% year-to-date, year-over-year growth in revenue of over 21% year-to-date and a 20% year-over-year growth in earnings per fully diluted share.

     Revenue growth for the three months ended September 30, 2004, was primarily due to a year-over-year increase of approximately $2.5 million or 58.9% for our NetLink product sales. For the three months ended September 30, 2004, Link WTS represented 62.5% of total product revenue or approximately $11.3 million. The future growth of NetLink product sales as a percentage of our total product sales is dependent on the growth of the voice over Wi-Fi-related market. Although NetLink sales have grown significantly in recent periods, the market for deployment of converged voice and data wireless networks in the general enterprise continues to be immature. We expect that this will remain the case unless that market moves through its acceptance of IP wireless applications, standards adoption increases to reduce complexity, and customers deploy wireless IP access points more fully throughout their enterprise networks in densities required to support wireless voice traffic.

     Although we expect Link revenue to fluctuate from quarter to quarter, we believe that revenue from this legacy product may increase from, or remain consistent with, the amount recognized in the three months ended September 30, 2004. We intend to continue to invest in the Link product line because of the ongoing demand from our customer base, which is interested in a purpose built voice-only wireless telephone system.

     We are continuing our transition from a North American-oriented niche market provider to a mainstream supplier of wireless telephony in partnership with large telecommunications manufacturers worldwide. We have

Original Equipment Manufacturer (“OEM”) relationships with the top six global telephony providers (Avaya, Nortel, Alcatel, Siemens, NEC and Inter-Tel). Our OEM management office, established in 2003, will continue to seek relationships that will not only distribute our products but also co-brand and private label these products. The goal of this strategy is to provide greater exposure to our products through the reach these partners have with their customers. Our OEM partners are primarily focused on selling NetLink Wireless Telephones, and in the third quarter 2004, we began to see replenishment orders come from recently signed OEM partners as they fulfill customer orders from their initial stocking supplies. If OEM sales increase, we expect that NetLink revenue will also increase and we expect sales through our OEM partners to become a larger percentage of product sales. These relationships also help to establish an international presence for our products. For the three months ended September 30, 2004, international sales remained strong at $895,000 following record levels for the second quarter 2004, and international sales accounted for approximately 5% of product sales.

     For the three months ended September 30, 2004, revenue through our traditional distribution channels accounted for 58% of product revenue, OEM partners contributed 20% of product revenue and 22% was from direct sales. Our target vertical markets currently focus on home improvement, grocery, and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing and service centers, corporate offices, government and education.

     For the three months ended September 30, 2004, our overall gross margin was 64.5%. The primary reason for higher gross margin as compared to the second quarter of 2004 (63.4%) was strong Link sales that generate higher margins because of infrastructure products sold with Link systems. We realize relatively lower margins on products sold through OEM relationships because of the pricing arrangements inherent in these relationships. We expect OEM sales to increase as a percentage of our total sales, and if this occurs, we will experience downward pressure on gross margins from historical percentages ranging from the mid-to-high 60% range. Another factor that will directly affect gross margins is product mix. The NetLink e340 handset carries a much lower margin than any other of our products as it has a lower average selling price. As a result, if we succeed in penetrating new enterprise markets, and sales of the NetLink e340 handset increase as a result, gross margins will decline. These two factors may potentially push gross margins below the targeted range of 60 to 65%.

     For the nine months ended September 30, 2004, we used $5,723,000 of our cash to pay cash dividends to our stockholders. In connection with the re-initiation of our stock repurchase program in the third quarter 2004 we repurchased 340,455 shares of outstanding common stock for $3,003,000. As of September 30, 2004, under our stock repurchase plan, we may repurchase up to an additional 1.73 million shares of our common stock. On a continual basis, we will evaluate options for utilizing our cash in an effort to maximize returns to our shareholders, including paying quarterly dividends and making purchases under our stock repurchase program.

Results of Operations

     Net Sales

		September	% Change	September
		30, 2004	2003 to 2004	30, 2003
Net sales	For the three months ended	$22,968,000	25.2%	$18,343,000
	For the nine months ended	$62,406,000	21.1%	$51,547,000

     Product Sales, Net. We derive our product revenue principally from the sale of wireless, on-premises telephone systems.

     Product sales for the three months ended September 30, 2004, increased 24.8% to $18,093,000 from $14,500,000 for the same period last year. Product sales for the nine months ended September 30, 2004, increased 20.4% to $48,963,000 from $40,672,000 for the same period last year. The increase in product sales for the three months and nine months ended September 30, 2004, was primarily due to an increase in NetLink sales, including sales of this product to our OEMs. For the three months and nine months ended September 30, 2004, NetLink product revenue was approximately $6.8 million and $18.5 million, respectively, compared to $4.3 million and $10.0 million, respectively, for the same periods last year. For the three months and nine months ended September

30, 2004, Link product revenue was approximately $11.3 million and $30.5 million, respectively, compared to $10.2 million and $30.7 million, respectively, for the same periods last year.

     Service Sales. We derive our service revenue principally from the installation and service of wireless on-premises telephone systems. Service sales represented 21.2% of total net sales in the quarter ended September 30, 2004, compared to 21.0% in the quarter ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, service sales were 21.5% and 21.1% of total net sales, respectively.

     Service sales for the three months ended September 30, 2004, increased 26.9% to $4,875,000 from $3,843,000 in the same period last year. Service sales for the nine months ended September 30, 2004, increased 23.6% to $13,443,000 from $10,875,000 in the same period last year. The increase in service sales was primarily due to increased revenue from maintenance contracts relating to products previously sold to a larger installed base of customers, which continue to use our products and purchase our maintenance contracts. Service sales also increased due to additional time and material service repairs and training.

     The following table summarizes sales to a major customer (a customer that represented more than 10% of our revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales to Major Customer (As a Percentage of Net Sales)	2004	2003	2004	2003
Customer A:	*	10.0%	*	*
Customer B:	*	*	10.5%	*

          (*) represents less than 10% of our revenue

     As of September 30, 2004, we had no customers that represented more than 10% of our trade accounts receivable. As of December 31, 2003, one customer represented more than 10% of our trade accounts receivable. This customer represented 16.7% of trade accounts receivable as of December 31, 2003.

     Total Cost of Sales

		September 30,	% Change	September 30,
		2004	2003 to 2004	2003
Total cost of sales	For the three months ended	$8,155,000	33.4%	$6,113,000
	For the nine months ended	$22,370,000	31.4%	$17,020,000

     Cost of Product Sales. Our cost of product sales consists primarily of direct material, direct labor, product packaging, third party royalties, and manufacturing overhead.

     In the three months ended September 30, 2004, cost of product sales increased by 36.1% to $5,501,000 from $4,042,000 in the same period last year. Cost of product sales as a percentage of product sales, net was 30.4% and 27.9% for the three months ended September 30, 2004 and 2003, respectively. Gross profit from product sales, net increased 20.4% to $12,592,000 for the three months ended September 30, 2004 from $10,458,000 in the same period last year. In the nine months ended September 30, 2004, cost of product sales increased 29.7% to $14,757,000 from $11,380,000 in the same period last year. Cost of product sales as a percentage of product sales, net was 30.1% and 28.0% for the nine months ended September 30, 2004 and 2003, respectively. Gross profit from product sales, net increased 16.8% to $34,206,000 for the nine months ended September 30, 2004 from $29,292,000 in the same period last year.

     For the three months ended September 30, 2004 and 2003, gross profit from product sales, net as a percentage of product sales, net, was 69.6% and 72.1%, respectively. For the nine months ended September 30, 2004 and 2003, gross profit from product sales, net, as a percentage of product sales, net, was 69.9% and 72.0%, respectively.

     For the three months and nine months ended September 30, 2004, compared to the same periods last year, gross margin from product sales, net decreased because OEM sales, which typically have larger discounts, grew to 20% of total product revenue in the third quarter of 2004, a significant increase over the previous year. In addition, our NetLink sales increased which carry lower margins.

     Cost of Service Sales. Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.

     Cost of service sales for the three months ended September 30, 2004, increased by 28.2% to $2,654,000 from $2,071,000 in the same period last year. Cost of service sales as a percentage of service sales was 54.4% for the three months ended September 30, 2004, compared to 53.9% for the same period last year. For the three months ended September 30, 2004, gross profit from service sales increased by 25.3% to $2,221,000 from $1,772,000 in the same period last year. For the three months ended September 30, 2004 and 2003, respectively, gross profit from service sales, as a percentage of service sales, decreased to 45.6% from 46.1%.

     Cost of service sales for the nine months ended September 30, 2004, increased by 35.0% to $7,613,000 from $5,640,000 in the same period last year. Cost of service sales as a percentage of service sales was 56.6% for the nine months ended September 30, 2004, compared to 51.9% for the same period last year. Gross profit from service sales increased by 11.4% to $5,830,000 for the nine months ended September 30, 2004 from $5,235,000 for the same period last year. For the nine months ended September 30, 2004 and 2003, respectively, gross profit from service sales, as a percentage of service sales, decreased to 43.4% from 48.1%.

     For the three months and nine months ended September 30, 2004, compared to the same periods last year, gross profit from service sales decreased primarily because we increased headcount to support future growth, we had higher inventory write-offs as a result of us removing additional older products from the field at the time they are returned for repair, and we experienced an increase in costs for materials primarily related to an increase in product volume and freight charges. In addition, for the nine months ended September 30, 2004, our travel costs were higher to install, train and support our larger customer base compared to the same period last year.

     Gross Profit

		September 30,	% Change	September 30,
		2004	2003 to 2004	2003
Gross Profit	For the three months ended	$14,813,000	21.1%	$12,230,000
	For the nine months ended	$40,036,000	16.0%	$34,527,000

     For the three months ended September 30, 2004, our gross profit margin (gross profit as a percentage of net sales) decreased to 64.5% from 66.7% in the same period last year. For the nine months ended September 30, 2004, our gross profit margin decreased to 64.2% from 67.0% in the same period last year. The decrease in gross profit margin was primarily due to increased OEM sales, which typically have larger discounts, an increase in NetLink sales which have lower margins, and an increase in our service infrastructure to support future growth.

     Operating Expenses

     Research and Development

		September 30,	% Change	September 30,
		2004	2003 to 2004	2003
Expenses	For the three months ended	$2,268,000	18.9%	$1,908,000
	Percentage of total net sales for the three months ended	9.9%	—	10.4%
	For the nine months ended	$6,636,000	12.2%	$5,912,000
	Percentage of total net sales for the nine months ended	10.6%	—	11.5%

     Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products, enhance existing products and reduce the cost of our systems. We expect that research and development expenses will be approximately 10% to 12% of net sales for fiscal 2004.

     For the three months ended September 30, 2004, compared to the same period last year, the increase in dollars spent was primarily due to increases in salaries and employee benefits related to increases in headcount and merit raises as well as tooling costs. The percentage of net sales decreased from the prior year due to an increase in sales.

     For the nine months ended September 30, 2004, compared to the same period last year, the increase in dollars spent was primarily due to increases in salaries and employee benefits related to increases in headcount and merit raises as well as tooling costs. In addition, depreciation expense increased as we purchased research and development test equipment. The percentage of net sales decreased from the prior year due to an increase in sales.

     Marketing and Selling

		September 30,	% Change	September 30,
		2004	2003 to 2004	2003
Expenses	For the three months ended	$6,193,000	8.5%	$5,709,000
	Percentage of total net sales for the three months ended	27.0%	—	31.1%
	For the nine months ended	$17,853,000	6.9%	$16,696,000
	Percentage of total net sales for the nine months ended	28.6%	—	32.4%

     Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, tradeshows, sales meetings and market research.

     The increase in dollars spent for the three months ended September 30, 2004, compared to the same period last year for both domestic and international sales, was primarily related to an increase in commissions due to higher sales in 2004 compared to the same period last year. In addition, the increase related to an increase in salaries and benefits to hire new personnel and retain existing personnel as well as an increase in consulting fees. The increase in expenses was offset by a decrease in travel and telephone expenses. Marketing and selling expenses as a percentage of net sales decreased from the prior year due to an increase in sales.

     The increase in dollars spent for the nine months ended September 30, 2004, compared to the same period last year for both domestic and international sales, was primarily due to an increase in salaries and employee benefits to hire new personnel and to retain existing personnel and executive recruiting costs to hire a new Vice President of Sales and Marketing. The increase also related to an increase in commissions related to an increase in sales, increases related to travel and legal fees as we negotiated and finalized several OEM agreements in the first quarter of 2004, as well as consulting fees. The increase in expenses was offset by a decrease in marketing and promotional costs, including tradeshow expenses (as we launched our new NetLink products in April 2003). Marketing and selling expenses as a percentage of net sales decreased from the prior year due to an increase in sales.

     General and Administrative

		September 30,	% Change	September 30,
		2004	2003 to 2004	2003
Expenses	For the three months ended	$1,660,000	64.5%	$1,009,000
	Percentage of total net sales for the three months ended	7.2%	—	5.5%
	For the nine months ended	$4,470,000	45.8%	$3,066,000
	Percentage of total net sales for the nine months ended	7.2%	—	6.0%

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services.

     The increase in dollars spent for the three months ended September 30, 2004, compared to the same period last year, was primarily due to costs (including legal) incurred for compliance with Section 404, “Management’s Internal Controls and Procedures for Financial Reporting”, of the Sarbanes-Oxley Act of 2002. For the three months ended September 30, 2004, we spent approximately $200,000 in documenting, testing and auditor review of our internal controls. Other increases in costs were related to increasing our infrastructure to support future growth, which resulted in increased headcount, salaries and employee benefits to hire and retain personnel, as well as increases in insurance, consulting and professional fees related to international accounting, and board member fees.

     The increase in dollars spent for the nine months ended September 30, 2004, compared to the same period last year, was primarily due to costs (including legal) incurred for compliance with the Section 404, “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002, and recruiting and hiring costs for our new Chief Financial Officer. We spent approximately $400,000 associated with documenting, testing and auditor review of our internal controls for the nine months ended September 30, 2004. Other increases in costs were related to increasing our infrastructure to support future growth, which resulted in increased headcount, salaries and employee benefits to hire and retain personnel, as well as increases in insurance, consulting and professional fees related to international accounting, and board member fees, as well as an increase in our bad debt provision related to an increase in sales.

     Income from Operations

	September 30,	% Change	September 30,
	2004	2003 to 2004	2003
For the three months ended	$4,692,000	30.2%	$3,604,000
Percentage of total net sales for the three months ended	20.4%	—	19.6%
For the nine months ended	$11,077,000	25.1%	$8,853,000
Percentage of total net sales for the nine months ended	17.7%	—	17.2%

     The increases in the income from operations for the three and nine months ended September 30, 2004, compared to the same periods last year primarily relates to an increase in net sales offset by increases in cost of sales and operating expenses.

     Other Non-Operating Income and Expenses

	September 30,	% Change	September 30,
	2004	2003 to 2004	2003
For the three months ended	$121,000	80.6%	$67,000
Percentage of total net sales for the three months ended	0.5%	—	0.4%
For the nine months ended	$384,000	65.5%	$232,000
Percentage of total net sales for the nine months ended	0.6%	—	0.5%

     Investment income is the result of our investment in money market, investment-grade debt securities, government securities, and corporate bonds, while reduced by typical banking fees.

     The increase in other income was primarily due to an increase in interest rates, and the nine months ended September 30, 2004, also increased due to a refund for certain banking fees.

     Income Tax

		September 30,	% Change	September 30,
		2004	2003 to 2004	2003
Income tax expense
	For the three months ended	$1,886,000	35.2%	$1,395,000
	Percentage of total net sales for the three months ended	8.2%	—	7.6%
	Effective tax rate for the three months ended	39.2%	—	38.0%
	For the nine months ended	$4,412,000	27.8%	$3,452,000

	September 30,	% Change	September 30,
	2004	2003 to 2004	2003
Percentage of total net sales for the nine	7.1%	—	6.7%
months ended
Effective tax rate for the nine months ended	38.5%	—	38.0%

     The increase in income tax expense for the three months and nine months ended September 30, 2004, compared to the same periods last year was primarily related to an increase in our tax rate because of higher taxable income expected for calendar year 2004 that will move us into a higher federal tax bracket. We now estimate that the full-year 2004 tax rate will be 38.5%. We recorded a 39% tax rate in the third quarter to reach a year-to-date effective tax rate of 38.5%.

Liquidity and Capital Resources

	Nine Months	Nine Months
	Ended September	Ended September
	30, 2004	30, 2003
Cash from operating activities	$7,130,000	$7,320,000
Cash used in investing activities	(1,223,000)	(2,262,000)
Cash (used in) provided by financing activities	(4,650,000)	733

     We have funded our operations since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of September 30, 2004, we had $53,118,000 of cash and cash equivalents. For the nine months ended September 30, 2004, we paid three quarterly cash dividends of $0.10 per share for a total of $5,723,000 to holders of common stock, and we may use some of our cash provided by operations to pay future quarterly dividends as determined by the board of directors. In addition, in July 2004, we announced that our board of directors approved the re-initiation of our stock repurchase program. During the three months ended September 30, 2004, we repurchased 340,455 of outstanding shares under our stock repurchase plan for $3,003,000. As of September 30, 2004, under our stock repurchase plan, we may repurchase up to an additional 1.73 million shares of our common stock. On a continual basis, we will evaluate options for utilizing our cash in an effort to maximize returns to our shareholders, including paying quarterly dividends and making repurchases under our stock repurchase program.

     During the nine month period ending September 30, 2004, the cash we generated from operations of $7,130,000, consisted principally of net income of $7,049,000, and was reduced principally by an increase in inventories of $3,628,000 that related to OEMs with order-to-ship commitments being shorter than the manufacturing build pipeline, and to accommodate our expanded product mix and other orders shipped subsequent to September 30, 2004. The cash we generated from operations also included adjustments for depreciation and amortization, income tax benefit from exercises of stock options, deferred income taxes, provisions for bad debts, and excess and obsolete inventories that reconcile net income to cash generated by operating activities, as well as increases in accrued liabilities and deferred revenue. This was partially offset by increases in trade accounts receivable, other assets and income tax receivable, and a decrease in accounts payable.

     Investing activities used cash of $1,223,000 for purchases of property and equipment primarily related to purchases of research and development test equipment, manufacturing tooling, and molds designed for our NetLink product, and office equipment.

     We used $4,650,000 of cash in financing activities during the nine month period ended September 30, 2004, which was a direct result of the issuance and payment of cash dividends of $5,723,000, repurchases of treasury stock of $3,003,000, and payments on obligations of $25,000. These cash outflows were offset by proceeds of $4,101,000 received from common stock option exercises and purchases of common stock under our employee stock purchase plan.

     As of September 30, 2004, we had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements included in the 2003 Form 10-K or as noted in the “Aggregate Contractual Obligations and Commercial Commitments” section. Stockholders’ equity at September 30, 2004, was $69,629,000, which represented 81.3% of total assets.

     As of September 30, 2004, we had working capital of $65,141,000 compared to $62,178,000 at December 31, 2003. The increase in working capital of $2,963,000 occurred primarily from cash flows from operations and proceeds from common stock option exercises, offset by the purchases of capital assets, repurchases of treasury stock and cash dividends paid. As of September 30, 2004, our current ratio (ratio of current assets to current liabilities) was 5.12:1, compared with a current ratio of 5.33:1 as of December 31, 2003.

     We believe that our current cash, cash equivalents and cash generated from operations will be sufficient, based on our presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital, pay dividends, repurchase shares of our common stock and to finance our expansion for the foreseeable future (the next 12 months). There can be no assurance, however, that we will not require additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would likely result.

Aggregate Contractual Obligations and Commercial Commitments

     We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

     Lease Commitments. We lease our facilities under non-cancelable operating lease arrangements that expire at various dates through 2007. We have other obligations for office equipment that expire at various dates through 2008.

     Purchase Commitments. We incur various purchase obligations with vendors and suppliers for the purchase of inventory and equipment, as well as goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from six to twelve months from the purchase date, and in certain cases, purchase orders that contain non-cancelable/non-returnable terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions, which allow us to delay receipt of such orders. Such orders may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of demand requirements, and we have previously recognized charges and expenses related to such excess material, resulting primarily from engineering changes. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

     Indemnifications. We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations, and have not accrued any liabilities related to such indemnifications in our financial statements.

     As of September 30, 2004, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	2004	2005	2006	2007	Thereafter	Total
Operating leases	$376,000	$1,179,000	$977,000	$344,000	$—	$2,876,000
Purchase commitments	1,251,000	482,000	—	—	—	1,733,000
Other obligations	10,000	34,000	34,000	34,000	14,000	126,000

Total contractual obligations and commercial commitments	$1,637,000	$1,695,000	$1,011,000	$378,000	$14,000	$4,735,000

     We believe our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments, and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Critical Accounting Policies and Estimates

     Below is a summary of our most critical accounting policies and estimates. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes beginning on page 3 of this report, and in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the U.S. Securities and Exchange Commission on March 11, 2004 (“2003 Form 10-K”).

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

The following table presents information about the nature and rationale for our critical accounting policies and estimates used in the preparation of our consolidated financial statements:

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Sales and deferred revenue	Collectibility is reasonably assured, persuasive evidence of an arrangement exists, delivery has occurred or services rendered and seller’s price to the buyer is fixed or determinable	We are required to estimate the collectibility of invoiced amounts based upon our assessment of the ability of the customer to pay.	We determine whether collectibility is reasonably assured based on possible credit deterioration, the customer’s ability to sell through the products purchased and the relationship we have with our customer.	• Customer ability to pay • Customer ability to sell to end-user

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

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Accounts receivable	Collectibility of invoiced amounts	Estimating the collectibility of accounts receivable requires us to make judgments about the credit quality and economic viability of customers based on information available to us.	We use all applicable information available at the time of credit issuance, such as Dunn & Bradstreet credit report, payment history, or financial information provided by the customer.

For ongoing customers and past due balances, we have discussions with our customers to determine if economic conditions have deteriorated, resulting in an impairment of their ability to make payments.

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

Recently Issued or Proposed Accounting Pronouncements

     On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted and recognized in the statement of income based on their fair value. The FASB recently announced that the final standard will be effective for public companies for fiscal periods beginning after June 15, 2005. The proposed final standard offers us alternative methods of adopting this final rule. At the present time, we have not yet determined which alternative method we will use or the expected impact on our financial statements.

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

•	If we are unable to fulfill quarter end customer orders, then we could lose revenue and customers. The volume of customer orders for our products typically increases significantly at the end of each quarter. Generally, sales in a given quarter are distributed approximately as follows: 15% in the first month, 25% in the second month, and 60% in the third month. We face significant challenges in meeting this demand. It is difficult to ensure that we have the resources available to meet any such increase in order volume since it is very difficult to predict what the level of demand will be. We may not have the personnel and/or systems necessary to fulfill the large order volume or the ability to upgrade and develop our systems and infrastructure to meet an increased order volume. If we are unable to meet demand from our customers for our products in a cost effective manner, then we might lose revenue and customers, or incur increased operating costs, either of which would harm our business.

•	Many of the orders for our products are realized at the end of the quarter, which makes it difficult to estimate or adjust our operating activities quickly in response to an unexpected increase or decrease in customer demand. Due to the timing of orders from customers, we have often recognized a substantial portion of our revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. The demand for our products depends upon many factors and is difficult to forecast. Significant unanticipated fluctuations in demand could cause problems in our operations. The lead-time required to assemble our systems is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. Further, the business relationship which we have with Offshore Group to use a Mexico facility to assemble our products may not be able to provide product in a timely manner. Additionally, once we receive an order, it requires sufficient time to complete the configuration of our product to our customer’s individual phone systems.

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

•	Our reliance on sole or limited sources of supply for many components and equipment used in our manufacturing process. We rely on sole or limited sources of supply for many components and equipment used in our manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment could interrupt our manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent us from decreasing our reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and the financial performance of our company.

•	Because many of our current and planned products are or will be highly complex, they may contain defects or errors that are detectable only after deployment in complex networks and which, if detected, could have a negative effect on our business, operating results or financial condition. Many of our complex products can only be fully tested when deployed in commercial networks. As a result, end-users may discover defects or errors or experience breakdowns in their networks after the products have been deployed. If any of these products contain defects, or have reliability, quality or compatibility problems, our reputation might be damaged significantly and customers might be reluctant to buy our products. These defects could interrupt or delay sales. We may have to invest significant capital and other resources to correct these problems. If we fail to provide solutions to the problems, we will also incur product recall, repair, warranty or replacement costs. These problems might also result in claims against us by our customer or others. In addition, the occurrence of any defects or errors in these products, could result in: failure to achieve market acceptance and loss of market share; cancellation of orders; difficulty in collecting accounts receivable; increased service and warranty costs in excess of our estimates; diversion of resources, and; increased insurance costs and other losses to our business or to end-users.

•	If we experience warranty failure that indicates either manufacturing or design deficiencies, we may be required to recall units in the field and/or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such warranty failures, our business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. End-users have discovered errors in our products in the past and may discover errors in our products in the future. In addition, if our costs of remediating problems experienced by our customers exceed the expectations used in developing our warranty reserves, these costs may adversely affect our operating results. Consequently, our warranty failure could have a material adverse impact on our operations and financial results.

•	Our ability to attract and retain personnel, including key technical and management personnel. Much of the future success of our company depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the wireless communications industry are in high demand and competition for their talents is intense. There can be no assurance that we will be able to successfully retain and attract the key personnel we need. Many of our key personnel receive a total compensation package that includes stock options. The Financial Accounting Standards Board and other agencies have proposed changes to accounting principles generally accepted in the United States that would require us and other companies to record a charge to earnings for employee stock option grants, employee stock purchase plans and other equity incentives. In addition, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur higher compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could have a material and adverse impact on our business.

•	The risk of business interruption arising from our dependence on our manufacturing facility located in Boulder, Colorado, and the business relationship we have with Offshore Group to use a facility in Empalme, Sonora, Mexico which provides assembly services. We are highly dependent on our Boulder, Colorado manufacturing facility, which is home to the majority of our manufacturing operations. We are also highly dependent upon our business relationship with Offshore Group to provide management services and a facility located in Empalme, Sonora, Mexico that assembles our products. Any event that may disrupt or indefinitely discontinue either of the facilities’ capacity to manufacture, assemble and repair our products could greatly impair our ability to generate revenues, fulfill orders and attain financial goals. For instance, we may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

•	Our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, we must:

•	develop or gain access to new technologies in order to increase product performance and function, reduce product size, and maintain cost-effectiveness;

•	develop new products for existing and emerging wireless communications markets, and introduce such products in a timely manner;

•	implement emerging wireless standards quickly enough to satisfy market demands and without significant product redesign;

•	develop or obtain access to advanced wireless networking capabilities as they become available; and

•	design, develop and introduce competitive new products on a timely basis.

Due to the competitive nature of our business, any failure by us to meet any of these challenges could materially and adversely affect our business, reputation, and operating results.

•	Potential fluctuations in our future revenues, gross margins and operating results. We have experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside our control. Among other things, these factors include:

•	changes in customer, geographic or product mix, including mix of configurations within each product group;

•	fluctuating market demand for, and declines in the average selling prices of, our products;

•	the timing of, and delay of, significant orders from customers;

•	seasonality in demand within our various sectors;

•	increases in material or labor costs;

•	excess inventory;

•	obsolescence charges;

•	changes in shipment volume;

•	loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	increases in price competition;

•	changes in the mix of our distribution channels including our OEM partners;

•	increases in warranty costs; and

•	introducing of new products and costs of entering new markets.

For example, historically we have not operated with a significant order backlog, and a substantial portion of our revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, our revenue expectations are based almost entirely on our internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short-term and are based in large part on these estimates, and if orders and revenue do not meet expectations, our revenues, gross margins and operating results could be materially adversely affected.

•	The continuing uncertainty about economic prospects in some sectors of our target customer market, adversely impacts their information technology spending and our business. Our business has been adversely impacted by the continuing uncertainty about general economic prospects in some sectors of our target customer market within the United States and worldwide, because this uncertainty has resulted in a decline in, or a failure to increase, their information technology spending. Consumers of information technology in some of these sectors continue to defer, and in some cases cancel, their purchase decisions. Our operating results have been adversely affected as a result. We expect the economic uncertainty to continue to adversely impact our business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from economic uncertainty include longer sales cycles, lower average selling prices, fewer large orders from a single customer and reduced revenues.

•	Changes in rules and regulations of the FCC and other regulatory agencies. The wireless communications industry, regulated by the Federal Communications Commission (FCC) in the United States and similar government agencies in other countries, is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact our operations in the United States and internationally.

•	We are dependent on indirect sales channels for most of our revenue. A significant portion of our revenues is derived from a variety of third-party business partners, including OEM’s, distributors and resellers. During the three months ended September 30, 2004, sales of our products through our indirect distributors accounted for 78% of our product revenue, of which 20% of product revenue was contributed by our OEM partners. Our contracts with third party business partners do not require those partners to purchase minimum quantities of our products or services. In fact, some of our third party business partners also offer the products of some of our competitors. In addition, our OEM agreements do not restrict an OEM from acquiring products from a third party or independently developing products and services that would directly compete with us. We cannot guarantee that any of our third party business partners will continue to market our products or devote significant resources to doing so. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third party business partners in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third party business partners and our business, and result in decreased sales through third party business partners or threatened or actual litigation. If our third party business partners do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. For instance, we experienced a decrease in sales by distributors during the second quarter of 2002 when those distributors downsized their businesses in reaction to the economic slowdown and, as a result, had fewer sales representatives marketing our products. In addition, our third-party business partners have confidential information concerning our products and services, product release schedules and sales, marketing and third party reseller operations. Although we have nondisclosure agreements with our third party business partners, we cannot guarantee that any third-party business partner would not use our confidential information to compete with us. Furthermore, since we have experienced lower gross margins related to sales to our OEM partners, we may experience lower gross margins in the future if sales to our OEM partners become a larger percentage of product sales. Our success depends in part upon our ability to maintain and expand these relationships. The loss of any major partner, the failure to attract new partners or inability to maintain the current level of revenue from our existing partners could have an adverse effect on our business, operating results and financial condition.

•	Our revenue and earnings are highly seasonal. Seasonality and other factors cause significant quarterly fluctuations in our revenue and net income. Our business is highly seasonal. This causes significant quarterly fluctuations in our financial results. Generally, revenue and operating results are sequentially down in the first quarter from the fourth quarter, sequentially higher in the second quarter, sequentially flat or slightly higher or lower in the third quarter, and strongest in the fourth quarter.

•	A lower than anticipated rate of acceptance of domestic and international markets using the 802.11b standard. Our NetLink Wireless Telephones are compatible with the IEEE 802.11b standard for use on 802.11b compliant wireless LANs. Consequently, demand for NetLink Wireless Telephones depends upon the acceptance of markets utilizing 802.11b compliant networks. This depends in part upon the initial adoption of the 802.11b standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11b compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our products until wireless systems are developed which provide for greater security. Further, our products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11b compliant networks do not grow as we anticipate, our growth would be impeded and we would not be able to factor the related revenues into our growth in the future.

•	The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as we anticipate. We derive our revenue principally from the sale of wireless, on-premises telephone systems and related installation and other services relating to those systems. Therefore, our future operating results depend on the demand for those types of services. If this market does not grow or grow quickly, our future results of operations would be significantly harmed. In particular, increased demand for our NetLink product depends on the growth of the voice over Wi-Fi-related market. Although NetLink sales have grown significantly in recent periods, the market for deployment of converged voice and data wireless networks in the general enterprise continues to be immature. We expect that this will remain the case unless that market moves through its acceptance of IP wireless applications, standards adoption increases to reduce complexity, and customers deploy wireless IP access points more fully throughout their enterprise networks in densities required to support wireless voice traffic.

•	Our reliance on a limited number of significant customers. A portion of our revenue in the past has been derived from a limited number of customers. We also have experienced quarter-to-quarter variability in sales to each of our major customers and expect this pattern to continue in the future.

•	We might not be able to execute on our business plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely, or if new members of our management team fail to work effectively together. Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others have been promoted within, or have joined, senior management roles recently. For example, in September 2003, John Elms, our Vice President of Operations, was promoted to President and Chief Executive Officer, while Bruce Holland, the former President and Chief Executive Officer, continued with us as Chairman of the Board until he resigned from the Board in March 2004. Additionally, in October 2003, we hired John Kelley as Vice President of Operations. In February 2004, Michael Cronin, our Vice President of Sales and Marketing resigned his positions of Vice President of Sales and Marketing and Corporate Officer effective April 1, 2004, although he agreed to remain an employee to assist us with the transition through June 30, 2004. In April 2004, Nancy Hamilton, our Vice President of Finance and Administration and Chief Financial Officer, resigned her positions as Vice President of Finance and Administration and Chief Financial Officer and Corporate Officer effective April 20, 2004, although she remained an employee to assist us with the transition through July 20, 2004. Additionally, in April 2004, we hired David Rosenthal as Executive Vice President of Finance and Administration, Chief Financial Officer, and Corporate Secretary, and we hired Jill Kenney as Executive Vice President of Sales and Marketing effective May 17, 2004. Our success depends in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts for our Chief Executive Officer, Executive Vice President of Finance and Administration and Chief Financial Officer, Executive Vice President of Sales and Marketing, Executive Vice President of Engineering and Executive Vice President of Operations, and do not maintain key person insurance on any of our executives. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors, and could experience a loss in productivity while any such successor develops the necessary training and experience.

•	Our reliance on our 802.11b technology partners to continue to provide the wireless local area network for our NetLink product, and to provide access points which support our Voice Priority. In the absence of a wireless voice prioritization standard, we rely on 802.11b technology partners, such as Proxim, Symbol Technologies, and Cisco Systems to continue to provide wireless local area network support for our NetLink product, and to provide access points that support our Voice Priority functionality. If any of our technology partners fail to provide voice prioritization support for our products, the market opportunity for NetLink products would be reduced and our future results of operations would be materially harmed until we find new 802.11b technology partners or voice prioritization standards are adopted.

•	Our ability to develop and introduce new products and transition existing products. Our development efforts may not lead to the successful introduction of new or improved products. We may encounter delays in deploying new or improved products. For instance, our new products may not properly function with our customers’ existing telephone systems, or our new products may contain defects or bugs. These incompatibilities, defects or bugs may not be detected until our customers begin to install the products or thereafter. We may need to modify the design of our new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures as we seek to remedy the problems, delays in the purchase of the products or cancelled orders. We may also encounter delays in the manufacturing and production of the new products. Additionally, the new products may not be commercially successful. Demand for existing products may decrease upon the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products, even if newly introduced, until the new or improved versions of those products are available. If customer orders decrease or are delayed during the product transition, we may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins. Our gross margins might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on our business, operating results or financial condition.

•	Our ability to manage potential expansion of operations in the U.S. and internationally. We intend to expand our existing domestic and international operations, and to enter new markets. This expansion will require significant management attention and financial resources. We currently have limited experience in marketing and distributing our products internationally and in developing versions of products that

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

•	We face increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for our systems include product functions and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, network and application integration capabilities, distribution channels, and the effectiveness of marketing and sales efforts. Most of our competitors have significantly greater financial, technical, research and development, and marketing resources than us. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us. Enterprise adoption of standards for wireless LAN and voice-over-IP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems, such as Alcatel or Cisco Systems, both of which manufacture and sell enterprise telephone systems. Other purchasers may prefer to buy their 802.11b wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems which provides 802.11b wireless infrastructure and wireless telephones. Because we focus on wireless on-premises telephone communications, we cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that we will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with our wireless telephone system. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full function provided by our wireless telephone systems.

•	The certification and approval process for our NetLink product for use in countries that support the 802.11b standard. Foreign countries, which support the 802.11b standard, could provide future markets for our NetLink products. However, countries’ certification and approval processes for 802.11b compatible products, such as ours, are typically time consuming and costly. If we have difficulty obtaining certification and approval by foreign countries for our NetLink Wireless Telephone product, then we may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our business.

•	Our ability to protect our intellectual property rights. Our future success depends, in part, upon our proprietary technology. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. There can be no assurance that our issued patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. If challenged, our patents might not be upheld or their claims could be narrowed. If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. As a result, our competitors might offer similar products and we might not be able to compete successfully in our market. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future, and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We may be required to spend significant resources to monitor and protect our intellectual property rights. Any litigation surrounding our rights could force us to divert important financial and other resources from our business operations.

•	The assertion of intellectual property infringement claims against us. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe upon issued patents, patents to be issued in the future, or other intellectual property rights of others. We may in the future be notified that we are infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against us that we are infringing upon intellectual property rights of others, there can be no assurance that infringement claims will not occur in the future. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets. We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of our resolution, could result in substantial costs and diversion of resources. If it were determined that our products infringe upon the intellectual property rights of others, we would need to obtain licenses from these parties or reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

•	Changes in securities laws and regulations have increased our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, have required changes in some of our corporate governance, public disclosure and compliance practices. The Act also required the SEC to implement additional new rules on a variety of subjects. In addition to rules made by the SEC, the Nasdaq National Market has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. These developments have increased our legal and financial compliance costs, and make some activities, like SEC reporting obligations, more difficult. For instance, in seeking to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002, we spent approximately $400,000 associated with documenting, testing and auditor review of our internal controls during the nine months ended September 30, 2004. In addition, we expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and are continuing to estimate the timing and magnitude of additional costs we may incur as a result.

•	Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. The FASB published in March 2004, an exposure draft that would require us to record expense for the fair value of stock options granted. Recently, the FASB announced that the final standard will become effective for public companies for fiscal periods beginning after June 15, 2005. Our reported earnings will be decreased when we change our accounting policy in accordance with the fair-value based concepts soon to be required.

•	The historic volatility of our stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12-month period ended September 30, 2004, the closing price of our common stock has ranged from a high of $24.80 per share to a low of $7.97 per share. Many factors could cause the market price of our common stock to fluctuate, including:

•	variations in our actual or anticipated quarterly or annual results;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	announcements of technological innovations by us or by our competitors;

•	introduction of new products or product enhancements or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	changes in the market valuations of other telecommunications companies;

•	the amount of liquid financial resources available to us;

•	the gain or loss of significant customers including OEMs; and

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts.

In addition, the stock market in general, and the market for technology-related stocks in particular, could decline, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we have previously been sued in several purported securities class action lawsuits. Further, certain of our management and directors were also sued in purported shareholder derivative actions. While the consolidated class action suit has been settled, we have not finally resolved the shareholder derivative actions. Although we believe that the shareholder derivative actions lack merit, due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation. An adverse determination could have a significant effect upon our business and materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuit will require us to incur expenses and divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. As of September 30, 2004, we have not used derivative instruments or engaged in hedging activities, and have not been currently impacted significantly by fluctuations in foreign currency exchange rates.

Interest Rate Risk

     As part of our cash management strategy, at September 30, 2004, we had cash and cash equivalents of approximately $53,118,000 mainly in the form of bank demand deposits and money markets. We have completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% point increase in interest rates. If market rates had increased or decreased 1% during the nine month period ended September 30, 2004, interest income would have increased or decreased by approximately $394,000.

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

     Changes in Internal Controls over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

          Item 1. Legal Proceedings

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

     On April 16, 2004, the parties to these Consolidated Actions held a mediation in San Francisco. The parties entered into a Memorandum of Understanding settling the case for $1.5 million, subject to certain terms and conditions, including approval by the Court. The Court granted preliminary approval to the settlement, and a final hearing for approval of the settlement was scheduled for October 7, 2004. An Order and Final Judgment was entered on October 7, 2004, ending the litigation. The settlement was paid by our directors and officers insurance carrier.

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. In August of 2003, Defendants moved to dismiss the amended and corrected Elennis complaint. The Court denied that motion on March 22, 2004. No discovery has been conducted in either of the derivative actions. The defendants in the derivative actions engaged in settlement discussions with the derivative plaintiffs in light of the settlement of the Consolidated Actions and the parties have reached an agreement in principle settling both derivative cases. The settlement is conditioned upon reaching agreement on written settlement documents and on court approval.

     The defendants in the remaining lawsuits believe these cases are without merit and intend to vigorously defend themselves if the settlement of the two derivative cases is not effectuated. SpectraLink does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, if the settlement is not consummated, no assurance can be given that SpectraLink will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. In addition, the derivative litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, our business could be adversely affected, even if the plaintiffs are not successful in their claims.

     The Company has incurred a loss related to the directors and officers’ insurance deductible of which the majority of the expense was reflected in 2002. As noted, the settlement of the Consolidated Actions has been funded by insurance proceeds. Based on current facts and circumstances, the Company is unable to estimate future losses, if any, it may incur if the remaining cases are not settled, after considering the amounts that will be covered by insurance.

     SpectraLink is not presently a party to any other material pending legal proceedings of which it is aware.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	under the Plans or
Period	Shares Purchased	Per Share	or Programs	Programs
Month #1 (July 2004)	100,000	$9.04	100,000	$17,816,737
Month #2 (August 2004)	240,455	$8.73	240,455	$15,106,593
Month #3 (September 2004)	—	—	—	$15,106,593
Total	340,455	$8.82	340,455	—

Item 6 Exhibits

(a) Exhibits

     The following exhibits are filed or furnished herewith:

Exhibit Number	Exhibit Title
31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification by David I. Rosenthal pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †*	Certification by David I. Rosenthal pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed or furnished herewith.

* In accordance with SEC Release No. 33-8238, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission, and are not incorporated by reference in any filing of SpectraLink Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

     Exhibits filed with SpectraLink’s 2003 Form 10-K constitute those exhibits currently required to be on file. The reader should refer to the 2003 Form 10-K under Part III, Item 15, for a list of those exhibits.

SPECTRALINK CORPORATION

SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

Date: November 8, 2004
By: /s/ DAVID I. ROSENTHAL
David I. Rosenthal,
Executive Vice President of Finance and Administration and Chief Financial Officer
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

† Filed herewith or furnished.

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