Form 10-K
period 2004-12-31
SPECTRALINK CORP
filed 2005-03-04
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___

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

Common Stock, $.01 par value per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last day of the registrant’s most recently completed second fiscal quarter, or June 30, 2004, was approximately: $209,848,915. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual stockholders holding more than 5% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of January 31, 2005, there were 23,531,229 shares of the registrant’s common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement or in an amendment to this report on Form 10K/A to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer’s fiscal year.

Special Note Regarding Forward-Looking Statements

     Certain statements about future events and expectations, or forward-looking statements in this Form 10-K, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and stockholders in the course of presentations about SpectraLink, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes”, “anticipates”, “expects”, “plans”, “estimates”, “intends”, “could”, “might”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are based on assumptions, which are believed reasonable but, by their nature, are all inherently uncertain and involve risk. Examples of forward-looking statements include statements we make regarding future prospects for growth in the on-premise wireless telephone system and phone market, our ability to maintain or increase our market share and our future operating results. In all cases, results could differ materially from those projected. Accordingly, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements. Some of the important factors that could cause actual results to differ from the forward-looking statements are detailed below, and in other reports filed by us under the Securities Exchange Act of 1934. Certain risks and uncertainties relating to forward-looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition” and in Item 7A of this Form 10-K under the caption “Risk Factors”. New risks and uncertainties come up from time to time and it is impossible for us to predict these events or how they may affect us. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as may be required under law. You should not place undue reliance on these forward-looking statements made in this annual report and elsewhere which may not occur and which apply only as of the date of this annual report on Form 10-K.

PART I

Item 1. Business.

Overview

     SpectraLink Corporation (“SpectraLink” or the “Company”,“we”, “us” or “our” as applicable) was incorporated in Colorado in April 1990, and reincorporated in Delaware in March 1996. Effective December 23, 1999, SpectraLink incorporated SpectraLink International Corporation in Delaware as a wholly owned subsidiary of SpectraLink. We design, manufacture and sell workplace wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink® wireless telephone systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. SpectraLink wireless telephone systems use a micro-cellular design and interface directly with a telephone system, such as a public branch exchange (PBX), Centrex, or key/hybrid system. Because all calls are routed through the corporate phone system, there are no airtime charges incurred for our customers when they use their SpectraLink wireless telephone system.

     Our product portfolio consists of two types of product categories differentiated by the wireless technologies implemented into the product: The Link™ wireless telephone system (Link WTS) and NetLink™ wireless telephones. Link WTS uses a proprietary radio infrastructure in the 902-928 MHz radio band targeted to organizations that require a dedicated wireless voice solution for their on-premises mobile workforce. The NetLink wireless telephone products operate over IEEE 802.11-compliant wireless local area networks (WLANs) in the 2400-2483 MHz frequency band using standards-based Internet Protocol (IP) technology. NetLink products are targeted to organizations that want both a wireless voice and wireless data solution on a single network. We also offer an Open Application Interface (OAI), which enables third-party messaging applications to be integrated with SpectraLink wireless telephones. Examples of these third-party applications are nurse-call systems in hospital wards, inventory system look-ups in retail and warehousing sites, and control systems interactions in industrial and manufacturing facilities.

     We are certified to, and have maintained compliance with the International Standards of Operation (ISO) 9001; 2000 standard granted by the British Standards Institute evidencing our commitment to quality assurance.

Strategy

     Our overall strategy is centered on addressing the communication needs of mobile employees in the workplace. Our customers invest in SpectraLink wireless telephone systems to improve productivity, responsiveness, and mobility. Much of our historical success and future growth is based on opportunities in targeted vertical markets where there is a compelling need for workplace mobility. Longer-term, general workplace telephony market opportunities are expected to develop as enterprises continue to adopt new wireless and telephone networking technologies as businesses come to recognize the flexibility of wireless communications versus traditional wired desk phones. There are three key product attributes that allow us to meet the market need and retain our leadership position in wireless telephone systems: voice quality, durability of our products and integration with existing business telephone system infrastructure.

SpectraLink is a registered trademark of SpectraLink Corporation. The SpectraLink logo, Link, NetLink, and Wireless@work are trademarks of SpectraLink Corporation. All other trademarks, service marks or trade names mentioned herein are the property of their respective owners.

     We believe that our existing products and services, along with our management team, position us to benefit from these communication trends, exceed the market’s technical product requirements, and continue to play an increasing leadership role in addressing the needs of a mobile workforce. The key elements of our strategy include:

•	Maximize Penetration of Vertical Markets. We believe that our highest returns will be achieved by focusing our sales and marketing efforts to targeted markets that we believe are largely under-penetrated and offer significant opportunity for growth. We generate approximately 25% of our product sales in the healthcare market and approximately 20% of our product sales in the retail market. We are also targeting new vertical markets including auto dealerships, banking, legal and hospitality. To further realize our strategy, we have added additional sales and marketing personnel to tailor our product and service offerings and create marketing campaigns to these identified markets.

•	Build on our Strong Relationships with our Distribution Channels. We believe that we are well positioned to be a preferred partner to major business telephony equipment providers due to our neutral approach to customers’ brand and technology choices. Both our product lines, Link and NetLink, interoperate with all major PBX manufacturers as well as all major Wi-Fi access point manufacturers. Our proven expertise and flexibility in meeting original equipment manufacturers (OEM) needs is demonstrated in our extended product and service offerings. We actively manage our OEM, distributor and reseller channels. In 2003, our OEM relationships were limited to Avaya, NEC America and a private label agreement with Inter-Tel. In 2004, we increased our OEM portfolio to include Siemens, Nortel and Alcatel Business Systems. This year, we plan to pursue additional OEM relationships that will enable us to broaden our distribution. Our goal is to provide greater exposure of our products through the reach these partners have with their customers. Because our OEM partners primarily sell our NetLink wireless telephones, if OEM sales increase, we would expect our NetLink revenues to increase.

•	Continue Product and Application Development Leadership. Our first priority is to promote the value of mobile voice and data in the workplace. We execute this strategy by participating in the continued deployment of voice over internet protocol (VoIP) technologies through sales of our NetLink wireless telephones, and our continued enhancements to our legacy product, the Link WTS. Link WTS enhancements will offer our customers continued tangible return on their investments in their existing network infrastructure. In addition, we have initiated technology and marketing programs with complimentary application providers to enhance our product solutions. We now offer certification programs for third-party text messaging applications under our SpectraLink Certified Messaging Applications Program. We also have a new program to certify Wi-Fi WLAN equipment to support enterprise mobile telephony applications. The SpectraLink VIEW (Voice Interoperability for Enterprise Wireless) Certification Program is designed to ensure interoperability between Wi-Fi telephony client devices and wireless local area network (WLAN) infrastructure. SpectraLink VIEW certified products must meet enterprise-grade performance criteria for voice quality, security, capacity and roaming. Finally, we will continue our active participation in the evolving standards of wireless VoIP via our relationships with the Wi-Fi Alliance and the Institute of Electrical and Electronics Engineers (IEEE) 802.11 standards body. The SpectraLink Voice Priority (SVP) quality-of-service (QoS) mechanism is a clear demonstration of our commitment to standards, as SVP has served as the industry’s de facto QoS standard since 1999. Many major access point providers including Cisco Systems, Proxim and Symbol Technologies, have licensed our technology which enable the feature to be implemented in our handsets. Until the Wi-Fi alliance adopts further standards, SVP continues to fill the QoS gap. We also actively participate in the evolving standards of VoIP including being participating members of the Wi-Fi Alliance and the IEEE 802.11 standards body.

•	Continue Our Focus on Customer Service and Processes. Speed to deployment and reliable performance are critical components to the success of on-premises wireless telephony. Therefore, helping our customers meet their goals defines our own success. We will continue to focus on excellent customer service. We will provide products and services that simplify wireless on-premises telephony installations. We have a team entirely dedicated to supporting customer needs by providing expertise in voice network. This establishes another connection point with our customers, sharing operational plans and outcomes, and provides valuable input and relationship enhancing opportunities. We believe that this effort should enable us to improve revenue generation through improved speed, accuracy and quality and extending our range of service offerings.

•	Expand International Sales and Operations. We plan to grow and tap into new markets by gaining specific country regulatory approvals and expanding our international sales, marketing and support staff. Our aim is to engage with increasing numbers of OEM’s, public or government-owned telecommunication companies, local distributors, resellers and system integrators to include our products as part of their solutions offering. In order to increase our market penetration, we believe we must dedicate resources on a priority-tiered basis. Accordingly, we plan to raise awareness levels of our products and technologies in additional countries and regions by localizing our marketing materials such as customer case studies, building a base of referral customers, and attending specific trade show events in our targeted vertical markets and regions. To serve the needs of our international markets, we similarly expect to expand our operational infrastructure and services organization. Our long-term goal is for international revenue to be 50% of our total revenue.

•	Participate in Growth of WLAN Adoption. The majority of all WLAN sales today is comprised of the general enterprise market. The growth of WLAN adoption in the market is principally enabled because WLAN creates efficiencies in the workplace as expansion or relocations are not tethered to existing wiring. In addition, telephony providers are pushing VoIP switches to replace circuit-based switches and global standards are in place which ease the adoption of WLAN technologies. However, our products can be used with either legacy circuit-based switches or VoIP, which broaden our market reach.

Market Background

     A growing number of businesses require a high degree of mobility within the workplace yet still remain accessible by telephone to customers or co-workers. Retailers seek competitive advantage by quickly responding to customers’ requests for information and service from employees dispersed throughout the store. Mobile healthcare workers in clinical settings benefit from real-time communications to efficiently deliver quality healthcare. Manufacturers seek more efficient operations by enabling workers in the factory to solve problems or answer questions more rapidly. Service organizations seek shorter customer hold or response time by allowing immediate communications with those who can solve a problem or answer a question. Information technology, maintenance and other corporate office support personnel are more productive if they remain mobile in the workplace without compromising communications with others. Teachers and school administrators provide students a safer and more effective learning environment with telephone access throughout the campus. Across industries, businesses are recognizing the benefits of wireless communications in the workplace.

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

     Conventional alternatives to paging include the use of two-way radios, cordless phones and traditional cellular phones, all of which have various limitations. Two-way radios do not provide an adequate link to the wired telephone system. Cordless phones are typically single-cell systems and have a limited calling range. Only a small number of cordless phones can be deployed to avoid interference. Traditional cellular phones often provide inconsistent indoor reception, and unless specifically designed for on-premises use, are not directly interfaced with a company’s telephone system. Therefore, traditional cellular phones do not offer feature-rich benefits of the wired desk phone. In addition, monthly usage fees and airtime charges may make cellular phones prohibitively expensive in many applications.

     Products dedicated to on-premises voice applications first appeared in the 1990s in the unlicensed 902-928 MHz band in North America. These adjunct products attach directly to existing business telephone systems and provide wireless phone extensions for use on the premises. Because these systems are unlicensed, they can be installed or relocated without prior approval from the Federal Communications Commission (FCC). The 902-928 MHz band in North America is set aside for unlicensed products which employ either narrow-band or spread spectrum technology. Because narrow-band technology systems in the 902-928 MHz band must operate at lower power levels than spread spectrum systems, they generally have inferior range and are more susceptible to interference. Multi-cellular wireless business phone systems that provide handoff to adjacent base stations, and systems that restrict wireless phones to a single base station, are available in the 902-928 MHz band. In 1994, the FCC allocated additional spectrum in the 1920-1930 MHz band for unlicensed on-premises wireless voice applications. The products that use this spectrum are commonly referred to as unlicensed personal communications systems (U-PCS).

     Similar products are available throughout Europe and in other regions using the license-free radio standard, Digital Enhanced Cordless Telecommunications (DECT). DECT systems operate in the 1880-1900 MHz band, which is allocated to licensed public cellular providers in North America; therefore, DECT systems cannot be sold in North America without modifications to allow operation in one of the available unlicensed bands such as the 1920-1930 MHz or 2.4 GHz. Recent changes in FCC rules make it easier to modify DECT systems for operating at 1920-1930 MHz, and we anticipate that DECT-based products utilizing this band will be introduced in the U.S. market in 2005. DECT technology is used for both multi-cell business systems and single-cell residential cordless telephones, thereby reaching a larger market and resulting in both higher production volumes and lower end-user costs. However, DECT is not based on standards-based Internet Protocol (IP) packet technology, and is therefore not well suited for enterprise wireless data networking or VoIP integration.

     In 1997, the IEEE approved its 802.11 standard for WLANs operating in the 2400-2483 MHz band. The 802.11 standard specifies the radio interface between a wireless device and a base station or access point, as well as among wireless handsets. The standard allows devices to share a single WLAN infrastructure, including both voice and data devices, thus enabling organizations to provide mobile employees access to both data and voice applications over a single network. We chose to offer products that worked within the IEEE’s 802.11 specifications in order to maximize long-term market opportunity.

SpectraLink Products

     The Link wireless telephone system (Link WTS) operates in the 902-928 MHz band and uses a micro-cellular design consisting of three components: a master control unit, base stations and wireless telephones. A master control unit is installed near the telephone system, or at the Centrex demarcation location. It can interface either directly with the analog ports of the host telephone switching system, or it can connect via a digital interface to certain PBX and key/hybrid systems.

     The master control unit also connects to small radio transceivers called base stations via twisted-pair telephone wiring. The base stations provide the wireless link to a six-ounce wireless telephone with an alphanumeric display. The wireless telephone battery provides up to four hours of talk time or up to 80 hours of stand-by time.

     Each base station supports multiple users and covers a transmission area in excess of 50,000 square feet depending on transmission obstructions present in the building. A call is handed off from one base station to another as a user moves throughout the coverage area. High-density base stations are available to support applications that require a large number of users within an area such as trading floors, support centers and emergency response centers. SpectraLink designed the Link WTS to provide seamless coverage, enabling real-time handoff of an active telephone call as the user roams.

     NetLink wireless telephones operate in the 2400-2483 MHz band and are compatible with the IEEE 802.11b specification for use on 802.11-compliant WLANs. Customers can use a single network for both wireless voice and data applications by adding the NetLink wireless telephones to an existing 802.11b or 802.11g-compliant network provided by a WLAN vendor. The NetLink product line consists of up to three component types: NetLink wireless telephones, a NetLink SpectraLink Voice Priority (SVP) server and NetLink telephony gateways.

     NetLink handsets support either frequency hopping or direct sequence implementations of the 802.11 standard. The direct sequence version is compatible with the 802.11b Wi-Fi standard. NetLink handsets also support the H.323 VoIP standard, and other proprietary VoIP protocols from Alcatel, Avaya, Cisco Systems, Inter-Tel, Mitel, and Nortel. Support for additional VoIP protocols is under development, allowing NetLink wireless telephones to operate with other proprietary and standards-based IP telephony platforms.

     For applications that use traditional PBX or Centrex technologies, NetLink telephony gateways are installed near the PBX or key/hybrid system or at the Centrex demarcation location. NetLink telephony gateways convert a circuit-switched telephone station interface to IP packets on a standard Ethernet interface, allowing calls to connect with NetLink wireless telephones over wireless 802.11 networks. NetLink telephony gateways can either interface directly with the analog ports of the host telephone switching system or can connect via proprietary digital interfaces to certain PBX and key/hybrid systems.

     The NetLink SVP server is a dedicated network appliance used in conjunction with our voice priority technology implemented in WLAN access points. SVP is a voice prioritization mechanism developed by us that improves voice quality on WLANs through the use of packet prioritization and timed delivery of packets. A majority of enterprise WLAN network access point providers have licensed and implemented SVP technology to work with their access points, including: Aruba Wireless Networks, Airespace, Avaya, Chantry Networks, Cisco Systems, Colubris Networks, Enterasys Networks, Extreme Networks, Intermec Technologies, Nortel, Proxim, Strix Systems, Symbol Technologies and Trapeze Networks. We anticipate that a standard WLAN prioritization scheme will be ratified by the 802.11 standards committee in 2005. The 802.11 task group “e”, in which we participate, is working on quality of service (QoS) enhancements to the existing standard. It is likely that implementation of the minimum set of mandatory components of this standard will still require a NetLink SVP server to improve voice quality and system performance. However, implementation of optional components of the standard or proprietary QoS enhancements may allow NetLink wireless telephones to operate without the requirement for a NetLink SVP server.

Technology

     We devote significant planning and resources to development and use of advanced technology. Our focus on technology enables us to meet the requirements for delivery of portability, indoor radio and system performance, high reliability, low cost, and manufacturability. All of our key technologies are incorporated into our Link WTS and/or NetLink wireless telephone portfolios. Our technologies include:

     Spread Spectrum Technology. Spread spectrum is a radio frequency transmission technique in which the transmitted information is spread over a relatively wide bandwidth. The use of spread spectrum technology makes radio signals more immune to interference, reduces the possibility of interference with others, provides privacy against eavesdropping, and improves the quality of voice transmission. While there are many advantages to the spread spectrum technique, it is more complex to implement than more commonly used narrow-band modulation techniques. The Link WTS uses a form of spread spectrum transmission called frequency hopping, a technique that combines an information signal with a radio carrier whose frequency assignment changes rapidly in a pseudo-random manner at the transmitter. The signal resulting from frequency hopping is decoded at the receiving end using the same pseudo-random frequency pattern. The NetLink wireless telephones use either frequency hopping or direct sequence spread spectrum technology. Direct sequence spread spectrum uses a technique whereby a signal is spread over the available band by mixing the signal data with a much higher data-rate pseudo-random data stream. As with frequency hopping spread spectrum, the resulting signal is decoded at the receiving end. The spread spectrum technologies implemented in the NetLink wireless telephones conform with IEEE 802.11 (frequency hopping) and 802.11b (direct sequence) global standards.

     Radio Technology. We have designed radio transceivers and digital circuits to implement the complex spread spectrum technique at an economical cost and in a small form factor. Our radio transceiver and digital circuit architectures also minimize power consumption and enhance manufacturability and reliability.

     ASIC Design. Our expertise in digital application specific integrated circuit (ASIC) technology allows our systems to be miniaturized, power-efficient and cost-effective. Our wireless telephone, base station, master control unit, and telephony gateway designs all use ASICs. We expect to develop additional ASICs and to incorporate these devices into future systems.

     Wireless Access Protocols. Combining spread spectrum with a micro-cellular design presents unique challenges compared to single-cell spread spectrum implementations, such as advanced home cordless telephones. To address this, we applied our software design expertise to develop robust networking that allows multiple users to have simultaneous telephone access in a spread spectrum radio environment without interfering with each other. We implemented a sophisticated set of software resources, including micro-coded software, digital signal processing software, network architecture software, telephone switching software and user application software to address many of the unique challenges of the in-building wireless environment. The challenges include interference, multi-path degradation, signal absorption, near/far receiver desensitizing, security, busy-hour capacity demands, and shared operation with other radio systems.

     Call Handoff. Critical to the acceptance of on-premises wireless systems by users accustomed to high-quality telephone performance is a hand-off from cell to cell with virtually no disruptive effect on the call in progress. We developed proprietary software to address the frequent and unpredictable nature of on-premises inter-cell handoffs due to interference, multi-path degradation and interior obstructions. Software in the SpectraLink wireless telephones automatically selects the best cell among available base stations or access points and performs the necessary timing and control to provide generally unnoticeable, seamless handoff.

     Telephone System Integration. When our system connects to the phone system using analog ports, our wireless telephones provide many calling features of a traditional desk phone including transfer, conference calling and hold. When the system digitally interfaces to the phone system, our wireless telephones also support the advanced features of the host phone system such as caller identification or calling party name display and multi-line appearance. Currently, our products support digital interfaces to the following manufacturers’ telephone systems: Avaya, Comdial, Fujitsu, Inter-Tel, Mitel, NEC America, Nortel, Siemens and Toshiba. NetLink wireless telephones also integrate with IP standards-based telephone systems using standard or proprietary protocols. VoIP integration provides similar advanced features as traditional digital integration, but with a packet-based network interface. Currently, we support proprietary VoIP protocols from Alcatel, Avaya, Cisco Systems, Inter-Tel, Mitel, and Nortel.

     Application Interface. The SpectraLink Open Application Interface (OAI) enables our handsets to work in conjunction with text messaging applications. The OAI allows third-party applications to write to the handset’s alphanumeric display, set up calls, and receive user input from the keypad. We have worked with application vendors to develop interfaces for e-mail, in-house paging systems, nurse-call systems, and industrial alarm and control systems.

Sales, Marketing and Customer Support

Sales and Marketing

     We sell and support our systems through direct and indirect channels including distributors and OEMs. This strategy is intended to reduce our dependence on a single sales channel and to permit broad marketing of our products and services.

     Sales. As of January 31, 2005, we had 107 employees in our sales organization. Our indirect sales channels sell a majority of our products and services through resellers, distributors and OEMs. Our direct sales channels sell our products and services to end-user customers and support the indirect sales channels. We have North American sales offices in the metropolitan areas of Atlanta, Austin, Boston, Charlotte, Chicago, Cleveland, Dallas, Denver, Detroit, Indianapolis, Los Angeles, Minneapolis, New York, Philadelphia, Pittsburgh, Portland, Sacramento, San Diego, San Francisco, St. Louis, Tampa, Washington, D.C., West Palm Beach and Ontario, Canada. We also have international offices in Australia and the United Kingdom.

     Resellers. Our products are sold through a number of telecommunications equipment providers and distributors in North America. The resellers include Alltel Communications, Inc., Anixter, Inc., BellSouth Communication Systems, Dukane Corporation, Indyme, Inc., Inter-Tel Integrated Systems, LXE, Black Box, Inc., Perot Systems Corporation, Ronco, SBC Communications, Inc., Scan Source, Inc., doing business as Catalyst Telecom, Siemens Information and Communications Networks, Inc., Sprint/United Management Company, Syntegra, Tel-e Connect Systems (TCS), Tessco Technologies, Inc., Toshiba, Verizon Communications, WAV Inc., and Westcon Group, Inc. The NetLink products are also sold through international distributors, including Anixter Europe Holdings BV, ACAL Nederland bv, Express Data, Dimension Data, Itegra AS, Telindus and Westcon Group European Operations Limited. Each of these companies has a non-exclusive reseller relationship with us. We have not restricted our resellers from selling in the same geographical areas.

     OEMs and Private Labels. We have established OEM agreements with Avaya, Alcatel Business Systems, NEC America, Nortel, Siemens and a private label agreement with Inter-Tel. Through these agreements we manufacture products that are branded as and sold exclusively through the OEM partner and its channels. We also develop support for the OEM partners’ proprietary telephone switch protocols. We do not restrict markets for OEM partners. Each of these companies has a non-exclusive OEM relationship with us and there are no minimum purchase commitments.

     Other Partners. We developed an 802.11-compatible voice prioritization mechanism for the NetLink wireless telephones that can be implemented in 802.11 access points to improve voice quality by reducing packet-queuing delays. A number of WLAN vendors agreed to implement SVP technology, including: Aruba Wireless Networks, Airespace, Avaya, Chantry Networks, Cisco Systems, Colubris Networks, Enterasys Networks, Extreme Networks, Intermec Technologies, Nortel, Proxim, Strix Systems, Symbol Technologies, and Trapeze Networks.

     Prior to 2000, we sold our Link WTS and NetLink products primarily in the United States, Canada and Mexico. In 2000, we began selling our NetLink products in Europe. In 2001, we began selling our NetLink products in Asia-Pacific. In the future, we may consider selling NetLink in other areas of the world that permit 802.11 networks in the 2400-2483 MHz band.

Customer Support and Warranty Coverage

     We operate a customer support department dedicated to planning, installing, repairing, training and maintaining our systems. Customer support personnel are located in Boulder, Colorado; Atlanta, Georgia; Bentonville, Arkansas; Wilkesboro, North Carolina; Chicago, Illinois; Houston, Texas; Los Angeles, California; New York City, New York; San Jose, California and Fleet, Hampshire, United Kingdom. Customer support involvement occurs with customers during early customer contact, the system configuration and installation phases, and the on-going warranty periods as well as any contracted maintenance periods.

     We warrant that all products are free of defects upon delivery. We provide standard warranty coverage at no cost for a limited period of time. After the warranty period, the customer support department sells various levels of support, based on the maintenance level selected by the customer.

Customer Dependence, Geographical and Segment Information

     While we have a diverse customer base, we consider our operations to be conducted in one operating segment. We derive our revenue principally from the sale, installation, and service of wireless on-premises telephone systems. The following table summarizes the sales to different customer types as a percentage of total net sales:

	Years Ended December 31,
Customer Type	2004	2003	2002
Indirect Product Sales (excluding OEM)	47%	50%	42%
OEM Product Sales	14%	5%	7%
Direct Product Sales	19%	24%	31%
Service Sales	20%	21%	20%

Total Net Sales	100%	100%	100%

     Our sales to major customers, which individually comprised more than 10% of total net sales for the years ended December 31, 2004, 2003, and 2002, are summarized in Note 6 in the accompanying Notes to the Consolidated Financial Statements.

     We had revenue from international operations of approximately 4.5% for the year ended 2004 and 1% for each of the years ending December 31, 2003 and 2002.

Backlog

     We generally ship systems promptly upon the receipt of an order. Our backlog of orders is generally less than 30 days at any given time. Some of our distributors and larger customers place orders for systems in advance of the scheduled delivery date; however, these orders are subject to rescheduling or cancellation. As a result, we currently do not consider backlog to be a meaningful indicator of future sales.

Competition

     The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products. Traditional PBX telephone switch integration with transcoding gateway technology allows us to connect to digital PBXs in the market which represent a vast majority of the large enterprise PBX lines shipped in the U.S. market. VoIP packet base switches from Cisco Systems and others represent a small portion of the network infrastructure products installed in the market. The competitive factors affecting the market for our systems include product features and functions, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, and the effectiveness of marketing and sales efforts. Most of our competitors have significantly greater financial, technical, research and development, and marketing resources than us. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of WLANs, such as Cisco Systems, which provides 802.11 wireless network infrastructure and enterprise telephone systems as well as wireless telephones, but is limited due to its inability to interoperate with the traditional PBX equipment. Because we focus on wireless on-premises telephone communications, we cannot serve as the sole source for a complete telephone or data communications systems. There is no assurance that we will be able to compete successfully in the future.

     Our product competition falls into four general categories: multi-user cordless telephone products, unlicensed multi-cell systems, cellular-based systems, and WLAN-based systems. Single-user cordless telephones are not considered competing products because of their low user capacity, limited range, and consumer-grade handset design. This category also includes recently announced handsets designed for use with residential Wi-Fi networks and consumer-focused VoIP services. We also do not regard public cellular or PCS services as competitors because of their lack of integration with enterprise telephone systems, inadequate indoor coverage, and usage-based cost structure.

•	Multi-user cordless telephone systems allow multiple handsets to operate in the same area without interference on shared or unique base stations. Some of these systems offer limited hand-off capability to a secondary base station for additional coverage. These products are typically sold through consumer electronics channels and are targeted at residential and small office applications.

•	Unlicensed multi-cell systems are products that offer similar capacity and functions to our Link WTS. They operate on unlicensed radio spectrum with no airtime charges or licensing requirements. Some of these products are integrated into the host PBX system, allowing the wireless system to share some of the PBX common equipment and administration. Unlicensed multi-cell systems are available in North America from Alcatel, Ascom, and NEC America. Similar systems using DECT technology are sold throughout Europe and in several Asian countries. DECT technology is used for both multi-cell business systems and single-cell residential cordless products. DECT systems are available from Alcatel, Ascom, Avaya, Ericsson, Kirk Telecom, Nortel, Philips, Siemens, and several other manufacturers. Recent changes in FCC rules make it easier to modify DECT-based systems for use in the U.S. operating in the U-PCS band at 1920 – 1930 MHz. We expect that modified DECT-based products will be introduced into the U.S. market in 2005.

•	Cellular-based systems operate on licensed cellular or PCS frequencies, allowing handsets to be used on both the in-building wireless system and the public cellular or PCS network. These systems utilize a network of active or passive antennas installed throughout a building to provide radio coverage for cellular telephone users. Integration with the enterprise telephone system is addressed by forwarding calls to the cellular network through the telephone system or through an adjunct device.

•	WLAN-based systems use VoIP technology to carry packetized voice information over a standards-based WLAN. Along with our NetLink wireless telephones, Cisco Systems offers a 802.11 handset product. In addition, Vocera Communications offers a 802.11 communication system that utilizes voice recognition technology. Avaya and NEC America have announced plans to re-sell a dual mode Motorola wireless handset that will support both unlicensed WLAN and licensed public cellular technologies for availability in 2005. Additional WLAN-based handsets have been recently announced targeting users of consumer-targeted VoIP services. These products are being offered at price points that are significantly lower than enterprise-targeted wireless handsets, yet significantly higher than typical consumer cordless phones. Several original design manufacturing (ODM) providers of electronic devices have developed Wi-Fi handsets targeted at consumer and low end enterprise markets.

     We also consider the existing technologies of overhead and electronic paging, two-way radios and cordless telephones to be competitive with our products. To the extent such a system is already in use, a potential customer may not be willing or able to make the investment necessary to replace such a system with our products. In addition, there may be potential customers who choose one of these other technologies because of cost or their belief that their needs do not require the full functions provided by our products.

Patents, Intellectual Property, and Licensing

     We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, trade secret laws and contractual restrictions, such as confidentiality agreements and licenses.

     We have a program to file applications for and obtain patents and trademarks. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a number of patents in the United States. There can be no assurance, however, that the rights thereby obtained can be successfully enforced against competitive products. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

     Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition.

     The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. We may in the future be notified that we are infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against us or unresolved notices that we are infringing intellectual property rights of others, there can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in the section of this report entitled “Risk Factors,” including the risk factors entitled “Our ability to protect or enforce our intellectual property rights” “The assertion of intellectual property infringement claims against us,” and “We rely on the availability of third-party licenses.”

Manufacturing

     Our manufacturing operations consist primarily of the fabrication and assembly of components and subassemblies, which are individually tested and integrated into full systems, or shipped as individual items for expansion orders. In order to facilitate initial start-up and manufacturing process improvements, we conduct in-house prototype development and have established pilot line capabilities. We maintain complete in-house materials procurement, assembly, testing and quality control functions. In August 2001, we entered into an agreement with OFFSHORE INTERNATIONAL, INC. (Offshore), as

Offshore has an existing contractual relationship with Maquilas Teta Kawi S.A. de C.V., for the furnishing of manufacturing space, labor (primarily for component assembly) and services in Empalme, Sonora, Mexico. We utilize a minimal number of subcontract manufacturers to assemble our components.

     The principal components of our systems are unpopulated printed circuit boards, electronic components, including microprocessors and ASICs, and metal or plastic housings, all of which are purchased from outside vendors. Although alternate suppliers are available for most of the components, qualifying replacement suppliers and receiving components could take several months. Many components are available only from sole source suppliers and embody such suppliers’ proprietary technologies. There is no assurance that any sole source supplier will continue to provide the required components in sufficient quantities with adequate quality and at acceptable prices. We would be adversely affected if a redesign of our subassemblies is necessary to develop alternative suppliers. In certain circumstances, a part will be placed on allocation due to competition for parts commonly used by the telecommunications and computer industries.

     Consequently, we could see a material adverse effect on our operations if demand for our products considerably exceeds what is anticipated by the component manufacturers. We maintain, or require suppliers to at certain times maintain, inventory to allow us to fill customer orders without significant interruption during the period that we believe would be required to obtain alternate supplies of many replacement components. However, there is no assurance that we will have sufficient inventory supply to meet every possible contingency. Any shortage or discontinuation of, or manufacturing defect in, these components would have a material adverse effect on our operations.

     Since May 1997, we have maintained a portion of our manufacturing operations at our corporate headquarters in two of our four leased facilities totaling 52,016 square feet located in Boulder, Colorado. We also leased 4,609 square feet in August 2001, which was expanded to include an additional 4,519 square feet in August 2003, in Empalme, Sonora, Mexico. Since we rely on these manufacturing facilities, a major catastrophe affecting any of these locations could result in a prolonged interruption of our business, with adverse impact on us.

Research and Product Development

     The wireless telecommunications industry is subject to rapid technological changes, frequent new product introductions and enhancements, product obsolescence and changes in end-user requirements. We believe our future success and ability to compete in the on-premises wireless telephone market are largely dependent upon our ability to augment current product lines and develop, introduce and sell new features and products while maintaining technological competitiveness through the advancement of our core technologies.

     As of January 31, 2005, we employed 63 people in support of our research and development activities. Our research and development costs were approximately $8,899,000, $7,759,000 and $6,501,000 in fiscal years 2004, 2003 and 2002, respectively. We expect that research and development expenses will be approximately 10% of net sales for fiscal year 2005. Our inability to introduce in a timely manner new products or enhancements to existing products that contribute to sales could have a material adverse effect on our business and financial condition.

Product Warranties and Service

     We provide warranties against defects in materials and workmanship for products for periods ranging from 90 days to 15 months, but in limited cases up to 18 months. At the time the product is shipped, we establish a provision for estimated costs of providing service under these warranties based on historical warranty experience. As of December 31, 2004 and 2003, accrued warranty costs were $901,000 and $493,000, respectively. Product failure rates, materials usage and service delivery costs incurred in correcting a product failure affect our warranty obligation. Revisions to the estimated warranty liability would be required should actual product failure rates, material usage or service delivery costs differ from our estimates.

Government Regulation

     The wireless communications industry, which is regulated by the FCC in the United States and similar regulatory agencies in other countries, is subject to changing political, economic and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact our operations.

     The 902-928 MHz Band. In 1985, the FCC permitted the use of spread spectrum technology under its Part 15 Rules in the 902-928 MHz band. Part 15 Rules refer to the section of the FCC regulations that permit the use of radio-based systems without requiring the user to obtain an operating license from the FCC. For this reason, Part 15 Rules permit devices to be deployed expediently without the inherent delays associated with the traditional radio equipment licensing procedure. A significant industry developed around the Part 15 Rules for commercial products. The FCC has certified all of the Link wireless telephone systems for unlicensed operation under Part 15 Rules in this band.

     In the federal regulatory framework, Part 15 spread spectrum systems accorded secondary status in the 902-928 MHz band, which means that their operators must accept interference received, and correct any interference caused to other systems, even if it requires the operator to cease operating in the band. The FCC, in Docket 93-61, modified this status somewhat, establishing a presumption of non-interference in favor of Part 15 devices that meet specific requirements. We believe that our Link wireless telephone system satisfies these requirements. In addition, the Part 15 Rules provide us with additional flexibility to resolve interference under certain circumstances.

     The 1920-1930 MHz Band. In 1994, the FCC designated a 10 MHz segment from 1920-1930 MHz for isochronous wireless systems such as voice communications. Wireless telephone equipment operating in this range falls under Subpart D of the Part 15 Rules. We do not offer a product that uses this band, although several competing products operate in the band. Recent changes to the operational rules for this band make it more attractive for manufacturers of DECT-based systems to modify their DECT systems to allow sales in the U.S.

     The 2400-2483 MHz Band. The FCC permits the use of spread spectrum technology under the Part 15 Rules in the 2400-2483 MHz band. The FCC has certified NetLink wireless telephones for unlicensed operation under Part 15 Rules in this band.

     In 1997, the IEEE approved an 802.11 specification for a WLAN standard operating in the 2400-2483 MHz band. The 802.11 standard specified an “over the air” interface between a wireless client and a base station or access point, as well as among wireless clients. The standard provides interoperability among devices sharing a single WLAN infrastructure, including both voice and data devices, thus enabling organizations to provide mobile employees access to both data and voice applications over a single network. Subsequently, a significant industry developed around WLANs in this band. The 802.11 specification is a global standard. Each country that supports the standard also has specific certification processes that must be undergone before a product can operate in that country. We are involved in a number of international certification processes.

Employees

     As of January 31, 2005, we employed 358 persons, 352 of whom were full-time employees.

Available Information

     Our internet website address is www.spectralink.com. Information contained in our website is not incorporated by reference into this annual report, and you should not consider information contained in our website as part of this annual report. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

     We have adopted a written code of conduct that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of conduct is available at the Investors portion of our website. In the event we amend, or provide any waivers from, the provisions of this code of conduct, we intend to disclose these events on our website as required by law.

Item 2. Description of Property.

     Our corporate headquarters, manufacturing, and research and development activities are located in Boulder, Colorado, in one 37,050 square foot leased building at 5755 Central Avenue, 15,083 square feet of office space at 5744 Central Avenue, 14,966 square feet of distribution and office space at 5766 Central Avenue and 7,055 square feet of office space at 2545 Central Avenue. In addition, we lease 9,128 square feet of manufacturing space primarily for component assembly in Empalme, Sonora, Mexico. The length of these leases is as follows: (i) the lease for the 5755 Central Avenue facility runs through April 2007, (ii) the lease for the 5744 Central Avenue facility runs through April 2007, (iii) the lease for 7,483 square feet of the 5766 Central Avenue facility runs through April 2007 and 7,483 square feet of the 5766 Central Avenue facility runs through June 2007, (iv) the lease for the 2545 Central Avenue facility runs through September 2007, and (v) the lease for the Empalme, Sonora, Mexico facility runs through August 2005. We enter into short-term leases for our domestic and international sales offices. We believe that the combination of our existing facilities together with the availability of additional space for lease in Boulder and other real estate markets will be adequate to meet our current and foreseeable facilities needs.

Item 3. Legal Proceedings.

     Two derivative lawsuits were filed in February 2002, each of which related to the now-settled consolidated class action securities lawsuits that are summarized in Note 5 in the accompanying Notes to the Consolidated Financial Statements: Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendants), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation, Plaintiff, v. Carl D. Carman, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case No. 02CV1687). In these cases, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action securities litigation, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. In August of 2003, Defendants moved to dismiss the amended and corrected Elennis complaint. The Court denied that motion on March 22, 2004. No discovery has been conducted in either of the derivative actions. The defendants in the derivative actions engaged in settlement discussions with the derivative plaintiffs in light of the settlement of the class action securities litigation, and the parties have reached an agreement in principle settling both derivative cases, and consolidating the Colorado state court action with the federal action for purposes of settlement. The settlement acknowledges certain corporate governance changes made by the Company since February of 2002, and calls for an award of attorneys’ fees and expenses of up to $100,000, to be paid by the Company’s directors and officers’ insurance carrier. The settlement is conditioned upon court approval. The United States District Court for the District of Colorado has scheduled a hearing for March 23, 2005, to determine whether the proposed settlement should be approved by the Court as fair, reasonable, and adequate, and to consider the application of plaintiffs’ counsel for attorneys’ fees and expenses.

     We believe these cases are without merit and intend to vigorously defend ourselves if the settlement of the two derivative cases is not effectuated. The Company does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, if the settlement is not consummated, no assurance can be given that the Company will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. In addition, the derivative litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, the Company’s business could be adversely affected, even if the plaintiffs are not successful in their claims.

     The Company incurred a loss related to the directors and officers’ insurance deductible of which the majority of the expense was reflected in 2002. As noted, in Note 5 in the accompanying Note to the Consolidated Financial Statements, the settlement of the consolidated class action securities lawsuits was funded by insurance proceeds. Based on current facts and circumstances, the Company is unable to estimate future losses, if any, it may incur if the remaining cases are not settled, after considering the amounts that will be covered by insurance.

     We are not presently a party to any other material pending legal proceedings of which we are aware.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

     Our common stock is traded on the Nasdaq National Market under the symbol “SLNK”. The following table sets forth for the quarterly periods indicated, the high and low bid prices for our common stock as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2004		2003		2002
	High	Low	High	Low	High	Low

First Quarter	$25.75	$15.35	$9.77	$6.90	$17.10	$8.45
Second Quarter	18.60	11.81	11.17	6.18	11.60	9.85
Third Quarter	14.95	7.93	26.30	9.42	10.81	5.10
Fourth Quarter	15.32	9.26	23.99	16.40	9.02	4.45

Dividends

     On November 19, 2003, our Board of Directors declared our initial quarterly cash dividend of $0.10 per share of SpectraLink common stock. During 2004, we paid four quarterly cash dividends of $0.10 per share totaling $7,630,000. The Board of Directors will evaluate on a continual basis options for utilizing cash in an effort to maximize returns to our shareholders, including quarterly dividends.

Equity Compensation Plan Information

(In thousands, except per share amounts)
Number of securities remaining
available for future issuance
	Number of securities to	Weighted-average	under equity compensation plans
	be issued upon exercise	exercise price of	(excluding securities reflected in
	of outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,462	$12.56	2,867
Equity compensation plans not approved by security holders	—	—	—

Total	2,462	$12.56	2,867

Stock Option Plan

     On May 24, 2000, our stockholders approved the 2000 Stock Option Plan (the 2000 Option Plan), which is a successor to our original option plan that became effective June 7, 1990. Collectively, these two option plans are referred to as the (Plans). The 2000 Option Plan provides selected employees, officers, directors, agents, consultants and independent contractors options to purchase up to 2,000,000 shares of our common stock. The 2000 Option Plan also provides for automatic annual increases in the number of shares available for issuance under the 2000 Option Plan by an amount equal to five percent of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares ratified by our Board of Directors, not to exceed 1,300,000 shares. In 2003, the Board of Directors restricted the increase in the number of shares available for issuance under the 2000 Option Plan to 950,000 shares. The Board of Directors did not increase the number of shares for issuance under the 2000 Option Plan in 2004.

     On January 31, 2005, we had approximately 110 stockholders of record.

Item 6. Selected Financial Data.

     The selected, consolidated financial information presented below for each of the five years in the period ended December 31, 2004, is derived from our consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report. Historical results may not be indicative of future results.

Consolidated Statement of Operations Data:
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002	2001	2000
NET SALES	$90,010	$71,428	$60,901	$60,751	$54,083
COST OF SALES	32,643	23,813	21,291	20,773	19,140

Gross profit	57,367	47,615	39,610	39,978	34,943
OPERATING EXPENSES:
Research and development	8,899	7,759	6,501	5,510	4,565
Marketing and selling	25,065	22,846	21,184	21,248	19,094
General and administrative	6,352	4,230	3,742	3,378	3,014

Total operating expenses	40,316	34,835	31,427	30,136	26,673

INCOME FROM OPERATIONS	17,051	12,780	8,183	9,842	8,270
INVESTMENT INCOME AND OTHER, net	688	302	551	1,360	1,877

INCOME BEFORE INCOME TAXES	17,739	13,082	8,734	11,202	10,147
INCOME TAX EXPENSE	6,785	4,906	3,319	4,201	3,613

NET INCOME	$10,954	$8,176	$5,415	$7,001	$6,534

BASIC EARNINGS PER SHARE	$0.58	$0.44	$0.29	$0.37	$0.34

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	19,050	18,570	18,960	19,010	19,190

DILUTED EARNINGS PER SHARE	$0.56	$0.42	$0.28	$0.35	$0.32

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,550	19,270	19,240	19,990	20,340

Consolidated Balance Sheet Data:
(In thousands)

	December 31,
	2004	2003	2002	2001	2000
Cash and Cash Equivalents	$14,625	$51,861	$44,211	$37,242	$20,793
Investments in Marketable Securities- short-term	11,984	—	—	1,004	10,976
Working Capital	40,509	62,178	53,958	55,297	49,339
Investments in Marketable Securities, non-current	27,781	—	—	—	—
Total Assets	91,426	81,171	67,684	66,438	60,070
Long-Term Debt	—	—	—	—	—
Total Stockholders’ Equity	73,223	66,549	56,690	57,718	51,494

Quarterly Financial Data:
(In thousands, except per share amounts)
(Unaudited)

	Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
	2004	2004	2004	2004	2003	2003	2003	2003
Net Sales	$27,604	$22,968	$20,125	$19,313	$19,880	$18,343	$18,635	$14,568
Gross Profit	17,331	14,813	12,758	12,465	13,088	12,230	12,708	9,589
Net Income	3,905	2,927	2,021	2,101	2,544	2,276	2,300	1,056
Diluted Earnings Per Share	0.20	0.15	0.10	0.11	0.13	0.12	0.12	0.06

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. As referenced in the first paragraph of Part I, this report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. For a more complete understanding of our financial condition and results of operations, and some of the risks and trends that could affect future results, see “Risk Factors”, in this report’s Item 7A.

Business Description and Overview

     We commenced operations in April 1990 to design, manufacture and sell unlicensed wireless telephone communication systems for businesses. Our product portfolio consists of two types of product categories differentiated by the wireless technologies implemented into the product: The Link™ wireless telephone system (Link WTS) and NetLink™ wireless telephones. Link WTS uses a proprietary radio infrastructure in the 902-928 MHz radio band targeted to organizations that require a dedicated wireless voice solution for their on-premises mobile workforce. The NetLink wireless telephone products operate over IEEE 802.11-compliant wireless local area networks (WLANs) in the 2400-2483 MHz frequency band using standards-based Internet Protocol (IP) technology. NetLink products are targeted to organizations that want both a wireless voice and wireless data solution on a single network. We also offer an Open Application Interface (OAI), which enables third-party messaging applications to be integrated with our wireless telephones. Because of the recent advances in wireless local area network (WLAN) technology, a significant portion of our development efforts will focus on our existing NetLink products as well as new products that operate on a WLAN.

     For the year ended December 31, 2004, we achieved the highest levels of annual revenue and earnings in our history. Our revenue was $90.0 million, and earnings per fully diluted share were $0.56 on net income of $11.0 million. This represents a 26% growth in year-over-year revenue, a 33% growth in year-over-year earnings per fully diluted share, and a 34% increase in year-over-year net income.

     During 2004, we successfully completed an executive management transition by adding David Rosenthal as Chief Financial Officer and Executive Vice President of Administration and Secretary and Jill Kenney as Executive Vice President of Sales and Marketing. We also adjusted the composition of our board of directors with two new outside directors, one with substantial auditing and finance experience, and another with European business background and relationships.

     Revenue growth in 2004 was primarily due to a year-over-year increase of approximately $14.0 million or 85% for NetLink product sales. For the first time in our history, sales of our NetLink wireless telephones surpassed sales of our Link wireless telephone systems in the quarter ended December 31, 2004. In the fourth quarter of 2004, NetLink sales delivered $12.0 million, or 53%, of product revenue. For the year, NetLink sales accounted for 43% of product revenue while Link accounted for 57% of product sales. We expect that sales of NetLink wireless telephones will continue to increase and eventually comprise a majority of our total product sales, for the following reasons. Presently, all of our international revenue is generated from the NetLink product line and the majority of our sales through our original equipment manufacturers (OEM) partners are NetLink products. In addition, because NetLink wireless telephones are 802.11 compatible, operating across converged voice and data networks in the enterprise, our NetLink business is positioned to grow as WLAN deployment expands. Although sales of NetLink products exceeded Link product sales in the fourth quarter of 2004, we expect the composition of product revenue will fluctuate from quarter-to-quarter.

     We believe revenue in 2005 from Link wireless telephone systems may increase from, or remain consistent with, the amount recorded in 2004. We intend to continue investing in the Link product line because of the ongoing demand from our customer base, which is interested in a purpose-built voice-only wireless telephone system.

     We are continuing our transition from a North American-oriented niche market provider to a mainstream supplier of workplace wireless systems in partnership with some of the largest telecommunications manufacturers worldwide. We have OEM relationships and a private label relationship with six global telephony providers (Alcatel, Avaya, Inter-Tel, NEC America, Nortel and Siemens), three of which were entered into in 2004. Sales to our OEMs in 2004 accounted for approximately 17% of our total net product revenue. Our OEM alliances team, established in 2003, will continue to seek relationships that will not only distribute our products but also co-brand and private label these products. The goal of this strategy is to provide greater exposure to our products through the reach these partners have with their customers. Because our OEM partners primarily sell NetLink wireless telephones, if OEM sales increase, we would expect NetLink revenue to also increase.

     During 2004, our international revenue increased to $4.1 million, more than fourfold its 2003 contribution of $0.8 million. A large retail order in the fourth quarter of 2004 from an international customer through one of our resellers accounted for approximately $1 million of this total. In Europe, our primary international market, our largest competition comes from products implementing the Digital Enhanced Cordless Telecommunications (DECT) standard. However, because DECT products are based on legacy technology and are not Wi-Fi compatible, several of the leading DECT distributors are now selling our NetLink wireless telephones as their next generation offering for operation on a converged Internet Protocol (IP) voice and data network.

     In 2004, net product revenue from our indirect resellers accounted for 59% of product revenue, OEM partners contributed 17%, and 24% came from our direct sales team. Our target vertical markets are currently home improvement, grocery, and other retail store chains, hospitals, nursing homes, distribution centers, manufacturing and service centers, corporate offices, government and education. We believe these markets are largely under-penetrated and offer significant opportunity for growth. We are also targeting new vertical markets including auto dealerships, banking, legal and hospitality. In addition, we will closely monitor demand in the general enterprise market and make incremental investments in that market as WLAN become more widely deployed and demand warrants.

     Our overall gross margin was 63.7% for the year 2004. The primary reason for the lower gross margin as compared to 66.7% in 2003 was stronger NetLink sales and increased sales through our OEM partners. We realize lower margins on products sold through OEM relationships because of the pricing arrangements inherent in these relationships. We expect OEM sales to increase as a percentage of our total sales in 2005, and if this occurs, we will experience continued downward pressure on gross margins. Another factor that will directly affect gross margins is product mix. The NetLink product line carries a lower gross margin than our Link products because sales of Link systems include greater percentages of network infrastructure products that generate higher gross margins.

     During 2004, we paid our first full year of quarterly cash dividends of $0.10 per share to our stockholders totaling $7.6 million. With the re-initiation of our stock repurchase program in the third quarter 2004, we repurchased 340,455 shares of outstanding common stock for $3.0 million. Under our stock repurchase plan, we may repurchase up to an additional 1.73 million shares of our common stock as of December 31, 2004. We were able to pay quarterly dividends, repurchase company stock and still grow our cash and investments in 2004 because of positive cash from operations. The fourth quarter of 2004 was our twenty-fourth consecutive quarter in which we generated positive cash from operations. On a continual basis, we will evaluate options for utilizing our cash in an effort to maximize returns to our stockholders, including paying dividends, making purchases under our stock repurchase program and investing in longer-term instruments as interest rates warrant.

     As of March 3, 2005, we have completed our management assessment and audit of our internal controls to be in compliance with Section 404 of the Sarbanes-Oxley Act. As of December 31, 2004, we assessed the effectiveness of our internal controls over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, we believe that we maintained effective internal controls over financial reporting as of December 31, 2004. We have included management’s report on our assessment of our internal controls in this annual report on page 35. In addition, KPMG LLP, as the independent registered public accounting firm has audited our internal controls over financial reporting as well as our assessment and have issued their report on our internal controls over financial reporting and our assessment thereof. KPMG LLP’s report is included in this annual report on page F-20. Complying with Sarbanes-Oxley Section 404 has been a significant effort and has cost us over $0.7 million to date in outside auditing and consulting fees alone. We estimate ongoing external costs related to complying with Sarbanes-Oxley Section 404 to be approximately $0.4 million annually.

     As we look to 2005, we are targeting our revenue to grow in the area of 20% year-over-year. This revenue growth is expected to follow historical trends of quarterly seasonal patterns. Notwithstanding 2004’s unusual revenue fluctuations, first quarter revenue is typically planned to be 10-15% down sequentially from the fourth quarter. Historically, second quarter revenue has grown from the first quarter, with the third quarter being relatively even with the second quarter, and we typically finish the year with a strong fourth quarter.

     Our product gross margin will have more downward pressure as OEM and NetLink sales increase. As a result, we believe our gross margin will move to the lower end of the range of 60-65% of total revenue in 2005.

     We will continue to target research and development expenses of about 10% of total revenue in 2005. These investments are necessary for the innovation required to maintain our position as a leader in Wi-Fi telephony and to ensure that we continue to provide products that interface with more enterprise telephone systems and applications than any other provider in our industry.

     Sales and marketing expenses ended 2004 at 28% of total revenue in 2004. Our goal is to maintain this level for the full year of 2005. Because we are expanding our field sales organization whose primary responsibility will be to generate demand for our products, we expect to see some front-end loading of sales expense that should decline as a percent of revenue as the year progresses.

     Service revenues should remain in the range of 20% of our total revenue.

     With the growth in revenue and increased leverage of our current facilities and organization, operating margin (before the impact of stock related compensation recorded after adoption of SFAS 123R “Share-Based Payment”) for the full year 2005 is expected to be in the 18% to 20% range, building throughout the year.

Results of Operations

     Net Sales

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2004	2003 to 2004	December 31, 2003	2002 to 2003	December 31, 2002
Net sales	$90,010,000	26.0%	$71,428,000	17.3%	$60,901,000

     Product Sales, Net. We derive our product revenue principally from the sale of wireless on-premises telephone systems.

     In 2004, product sales increased 26.9% to $71,661,000 from $56,469,000 in 2003. The increase in product sales was mainly due to an increase in our NetLink product sales, which was largely attributable to an increase in OEM sales as we entered into relationships with three additional OEM partners.

     In 2003, product sales increased 15.8% to $56,469,000 from $48,771,000 in 2002. The increase in product sales was mainly due to our increase in product sales through distributors and increased penetration in the commercial and retail markets, as well as an increase in the overall marketplace’s acceptance of 802.11 technology.

     Service Sales. We derive our service revenue principally from the installation, and repair and maintenance of wireless on-premises telephone systems.

     In 2004, service sales increased 22.7% to $18,349,000 from $14,959,000 from an increase of our maintenance contracts of $2.4 million relating to products previously sold to a larger installed base of customers, which continue to use our products and purchase our maintenance contracts, and time and material service repairs revenue increased by $1.1 million.

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

Sales to Major Customers (As a Percentage of Net Sales)

     During fiscal years 2004 and 2003, one customer comprised more than 10% of total net sales. This customer represented 10.3% and 11.3% of total net sales, respectively. There was no one customer that comprised more that 10% of total net sales in 2002.

     Total Cost of Sales

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2004	2003 to 2004	December 31, 2003	2002 to 2003	December 31, 2002
Total cost of sales	$32,643,000	37.1%	$23,813,000	11.8%	$21,291,000

     Cost of Product Sales. Our cost of product sales consists primarily of direct material, direct labor, product packaging, third party royalties, provision for excess and obsolete inventory, and manufacturing overhead.

     In 2004, cost of product sales increased by 38.7% to $22,228,000 from $16,027,000 in 2003. Cost of product sales as a percentage of product sales, net was 31.0% for the year ended December 31, 2004 compared to 28.4% for the year ended 2003. Gross profit from product sales, net increased by 22.3% to $49,443,000 in 2004 from $40,442,000 in 2003. This increase in gross profit from product sales was due to increased sales.

     Gross profit percentage from product sales, net (gross profit from product sales, net as a percentage of product sales, net) for fiscal year 2004 decreased to 69.0% from 71.6% in fiscal year 2003. This decrease occurred for two reasons. First, OEM sales, which typically have larger discounts, grew to 16.8% of total product revenue in fiscal 2004, a significant increase over the previous year. Second, sales of our NetLink products grew by 84.8%, and carry lower margins as compared to Link products. As sales to our OEMs and sales of NetLink products continue to increase, we believe our gross profit margin from product sales, net will continue to have downward pressure in 2005.

     In 2003, cost of product sales increased by 9.8% to $16,027,000 from $14,603,000 in fiscal 2002. Cost of product sales as a percentage of product sales, net was 28.4% for the year ended December 31, 2003 compared to 29.9% for the year ended December 31, 2002. Gross profit from product sales, net increased by 18.4% to $40,442,000 in fiscal 2003 from $34,168,000 in fiscal 2002. Gross profit percentage from product sales, net (gross profit from product sales, net as a percentage of product sales, net) for fiscal year 2003 increased to 71.6% from 70.1% in fiscal 2002. This increase was due to lower material costs and manufacturing expenses for labor and overhead as a percentage of product sales, net, which was a result of an overall increase in product sales, net, offset by a change in product mix.

     Cost of Service. Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.

     In 2004, cost of service sales increased by 33.8% to $10,415,000 from $7,786,000 in 2003. Cost of service sales as a percentage of service sales was 56.8% for the year ended December 31, 2004 compared to 52.0% for the year ended December 31, 2003. Gross profit from service sales increased by 10.6% to $7,934,000 in 2004 from $7,173,000 in 2003. The increase in gross profit from service sales was due to increased service sales.

     Gross profit percentage of service sales (gross profit from service sales as a percentage of service sales) in fiscal 2004 decreased to 43.2% from 48.0% in fiscal 2003. This decrease was primarily because we increased headcount to support future growth, and we had higher inventory write-offs as a result of disposing older products from the field at the time they were returned for repair.

     In 2003, cost of service sales increased by 16.4% to $7,786,000 from $6,688,000 in 2002. Cost of service sales as a percentage of service sales was 52.0% for fiscal 2003 compared to 55.1% for fiscal 2002. Gross profit from service sales increased by 31.8% to $7,173,000 in fiscal 2003 from $5,442,000 in fiscal 2002. This increase was due to economies of scale resulting from increased service sales. For the years ended December 31, 2003 and 2002, respectively, the gross profit percentage from service sales (gross profit from service sales as a percentage of service sales) increased to 48.0% from 44.9%.

     Gross Profit

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2004	2003 to 2004	December 31, 2003	2002 to 2003	December 31, 2002
Gross Profit	$57,367,000	20.5%	$47,615,000	20.2%	$39,610,000

     In 2004, our gross profit percentage (gross profit as a percentage of net sales) decreased to 63.7% from 66.7% in 2003. The decrease in gross profit percentage was mainly due to stronger NetLink sales, which carry lower margins, and increased sales through our OEM partners, which typically carry higher discounts.

     In 2003, our gross profit percentage (gross profit as a percentage of net sales) increased to 66.7% from 65.0% in 2002. The increase in gross profit margin was mainly due to an increase in total product sales dollars compared to a proportionate decrease in total service sales dollars, lower material costs and a change in product mix.

     Operating Expenses

     Research and Development

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2004	2003 to 2004	December 31, 2003	2002 to 2003	December 31, 2002
Expenses	$8,899,000	14.7%	$7,759,000	19.4%	$6,501,000
Percentage of total net sales	9.9%	—	10.9%	—	10.7%

     Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of our systems. We expect that research and development expenses will be approximately 10% of net sales for fiscal 2005.

     In 2004 compared to 2003, research and development costs increased primarily due to increases in salaries and employee benefits, related to increases in headcount and merit raises, as well as tooling costs. In addition, depreciation expense increased as we purchased research and development test equipment. The percentage of net sales decreased from the prior year due to an increase in sales.

     In 2003 compared to 2002, the increase in dollars spent and as a percentage of net sales, was due to increases in headcount, merit raises and the rising cost of employee benefits. Additionally, consulting fees, product design fees, tooling costs and miscellaneous parts and supplies increased with the development of a new family of products and performance enhancements to existing products.

     Marketing and Selling

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2004	2003 to 2004	December 31, 2003	2002 to 2003	December 31, 2002
Expenses	$25,065,000	9.7%	$22,846,000	7.8%	$21,184,000
Percentage of total net sales	27.8%	—	32.0%	—	34.8%

     Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, sales meetings and market research. Our 2005 goal is to increase the size of our field selling organization by roughly 20%, resulting in approximately 80 quota-carrying sales representatives.

     In 2004 compared to 2003, the increase in dollars spent for both domestic and international sales, was primarily due to an increase in salaries and employee benefits to hire and retain personnel, an increase in commissions and bonuses related to an increase in sales, and recruiting fees. The percentage of net sales decreased from the prior year due to an increase in sales.

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

     General and Administrative

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2004	2003 to 2004	December 31, 2003	2002 to 2003	December 31, 2002
Expenses	$6,352,000	50.2%	$4,230,000	13.0%	$3,742,000
Percentage of total net sales	7.1%	—	5.9%	—	6.1%

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services.

     In 2004 compared to 2003, the increase in dollars spent was due to costs incurred for compliance with the Section 404, “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002. We spent approximately $700,000 in external services associated with documenting, testing and auditor testing of our internal controls during 2004. Other increases in general and administrative costs primarily included increased headcount and recruiting costs to support future growth and additional merit increases to retain personnel totaling approximately $650,000, insurance premium increases of approximately $200,000, additional legal and other professional fees of approximately $300,000 and an increase in our bad debt provision of approximately $84,000 related to an increase in sales.

     In 2003 compared to 2002, the increase in dollars spent was primarily due to increasing our infrastructure to support future growth, which resulted in increased salaries and employee benefits to hire and retain personnel, as well as an increase in professional fees, insurance and amounts for corporate governance and disclosure requirements related to Sarbanes-Oxley legislation. The increase was partially offset by a decrease in legal fees related to legal proceedings, as we met our insurance deductible and expenses became fully covered by insurance, and we experienced a decrease in bad debt expense. The decrease of general and administrative expenses as a percentage of sales was due to economies of scale resulting from increased sales.

     Income from Operations

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2004	2003 to 2004	December 31, 2003	2002 to 2003	December 31, 2002
Operating Income	$17,051,000	33.4%	$12,780,000	56.2%	$8,183,000
Percentage of total net sales	18.9%	—	17.9%	—	13.4%

     The increase in income from operations in 2004 compared to 2003, relates to an increase in net sales offset by increases in cost of sales and operating expenses.

     The increase in income from operations in 2003 compared to 2002, relates to an increase in net sales offset by increases in cost of sales and operating expenses.

     Investment Income and Other

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2004	2004 to 2003	December 31, 2003	2002 to 2003	December 31, 2002
Other	$688,000	127.8%	$302,000	(45.2)%	$551,000
Percentage of total net sales	0.8%	—	0.4%	—	0.9%

     Investment income is the result of our investments in money markets, investment-grade debt securities, government securities, and corporate bonds, offset by typical banking fees.

     In 2004 compared to 2003, the increase was primarily due to investments in marketable securities purchased in the fourth quarter of 2004 that carry higher interest rates and a refund for certain banking fees.

     In 2003 compared to 2002, the decrease was primarily due to a decrease in interest rates in 2003.

     Income Tax

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2004	2003 to 2004	December 31, 2003	2002 to 2003	December 31, 2002
Income tax expense	$6,785,000	38.3%	$4,906,000	47.8%	$3,319,000
Percentage of total net sales	7.5%	—	6.9%	—	5.4%
Effective tax rate	38.2%	—	37.5%	—	38.0%

     In 2004 compared to 2003, the increase in the effective tax rate was due to an increase in operating income resulting in higher federal taxes, offset by reductions for tax free interest from marketable securities purchased in the fourth quarter of 2004.

     In 2003 compared to 2002, the decrease in the effective tax rate was due to an increase in tax credits in 2003. The increase in income tax expense was primarily related to an increase in operating income.

Liquidity and Capital Resources

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
Cash from operating activities	$9,843,000	$10,727,000
Cash used in investing activities	(41,839,000)	(2,681,000)
Cash used in financing activities	(5,240,000)	(396,000)

     We have funded our operations since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of December 31, 2004, we had $54,390,000 of cash, cash equivalents and long-term and short-term investments in marketable securities.

     During 2004, we generated cash from operations of $9,843,000 consisting principally of net income of $10,954,000, adjustments for depreciation and amortization, income tax benefit from exercises of stock options, and provision for excess and obsolete inventory that reconcile net income to cash, as well as increases in taxes payable, accrued liabilities, and deferred revenue and was offset by increases in trade accounts receivable, inventory and other assets and a decrease in accounts payable. The decrease in cash from operating activities in 2004 compared to 2003 primarily relates to larger increases in trade accounts receivable and inventory in 2004 offset by higher net income. The increase in the trade accounts receivable balance relates to an increase in revenue in the fourth quarter of 2004. As of December 31, 2004, our trade accounts receivable days sales outstanding (DSO) was 54 days compared to 51 days as of December 31, 2003. This increase in DSO was due to higher OEM sales in the fourth quarter which have longer payment terms. As OEM sales increase, we expect our DSO to trend up. The increase in inventory relates to OEM demands for higher volume, an expanding product mix, and manufacturing and distribution pipeline requirements.

     In 2004, investing activities used cash of $41,839,000, of which $39,784,000 was used for the purchase of marketable securities and $2,239,000 was used for purchases of property and equipment primarily related to purchases of a new surface mount technology assembly system, computer equipment, software, research equipment, and manufacturing tooling and molds. Our investments in marketable securities consist of available for sale and held to maturity securities invested in municipal bond funds and government securities.

     We used $5,240,000 of cash in financing activities during 2004, which was primarily a result of the issuance and payment of four quarterly cash dividends totaling $7,630,000, and purchases of 340,455 shares of the outstanding common stock (now classified as treasury stock) at a cost of $3,003,000. These cash outflows were offset by proceeds of $5,422,000 received from common stock option exercises and issuances of common stock through the employee stock purchase plan.

     As of December 31, 2004, we had no debt outstanding, and there were no off-balance sheet financing arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. Stockholders’ equity at December 31, 2004, was $73,223,000, which represented 80.1% of total assets.

     As of December 31, 2004, we had working capital of $40,509,000 compared to $62,178,000 at December 31, 2003. The decrease in working capital of $21,669,000 occurred primarily from the purchase of investments in marketable securities classified as long-term, the purchase of capital assets, the repurchase of common stock and the cash dividend paid, offset by cash flows from operations and proceeds from common stock option exercises and stock issuances. As of December 31, 2004, our current ratio (ratio of current assets to current liabilities) was 3.25:1, compared with a current ratio of 5.33:1 as of December 31, 2003.

     We believe that our current cash, cash equivalents, marketable securities and cash generated from operations will be sufficient, based on our presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital, pay dividends and to finance our expansion for the foreseeable future (next 12 months). There can be no assurance, however, that we will not require additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.

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

     Purchase Commitments. We incur various purchase obligations with vendors and suppliers for the purchase of inventory, as well as goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from six to twelve months from the purchase date, and in certain cases, purchase orders that contain non-cancelable/non-returnable terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow us to delay receipt of such orders. Such orders may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from suppliers that were in excess of demand requirements and we have previously recognized charges and expenses related to such excess material, related primarily to engineering changes. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

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

     As of December 31, 2004, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	2005	2006	2007	2008	Thereafter	Total
Operating leases	$1,150,000	$912,000	$344,000	$—	$—	$2,406,000
Purchase commitments	779,000	—	—	—	—	779,000
Other obligations	57,000	50,000	50,000	18,000	—	175,000

Total contractual obligations and commercial commitments	$1,986,000	$962,000	$394,000	$18,000	$—	$3,360,000

     We believe our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Critical Accounting Policies and Estimates

     We have identified the most critical accounting principles upon which our reported financial position and results of operations depends. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Below is a summary of our most critical accounting policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes beginning on page F-6 of this report.

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

The following table presents information about the nature and rationale for our critical accounting policies and estimates used in the preparation of our consolidated financial statements:

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Sales and deferred revenue	Collectibility is reasonably assured, persuasive evidence of an arrangement exists, delivery has occurred or services rendered and seller’s price to the buyer is fixed or determinable.	We are required to estimate the collectibility of invoiced amounts based upon our assessment of the ability of the customer to pay.	We determine whether collectibility is reasonably assured based on the customer’s current financial condition and on possible credit deterioration, the indirect and OEM channels’ ability to sell through the products purchased and the relationship we have with our customers.	• Customer ability to pay • Customer ability to sell to end-user

Our revenue recognition policy is based on complex and dynamic rules established by the Securities and Exchange Commission and other governing bodies. These rules require us to make judgments with regard to post delivery obligations. When significant post delivery obligations exist, revenue is deferred until such obligations are fulfilled or until we have established sufficient history to estimate the cost of our obligation.

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Accounts receivable	Collectibility of invoiced amounts	Estimating the collectibility of accounts receivable requires us to make judgments about the credit quality and economic viability of customers based on information available to us.	We use information available at the time of credit issuance, such as Dunn & Bradstreet credit report, payment history, or financial information provided by the customer.

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

• Customer creditworthiness

• Monitoring collections and payments from customers

• Deterioration of customer’s economic condition after date of invoice

• Changes in credit loss rates from historical rates used

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Cost of goods sold and Inventories	Obsolete, unmarketable or excess inventory	Estimating obsolete, unmarketable or excess inventory requires us to forecast future demand and market conditions. Changes in our product strategy can result in obsolete inventory.	We base our estimate on the difference between the cost of held inventory and the expected market value of the inventory.	• Product lifecycle • Evaluation of customer demand for various product types • Analysis of inventory on hand with no estimated future demand from customer base

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Deferred income taxes	Recoverability of deferred tax assets	We are required to estimate whether recoverability of deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdictions.	We use historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations.	• Tax law changes • Variances in future projected profitability, including by taxing entity

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Warranty	Warranty obligations	Estimating warranty liability requires us to forecast, using historical data as a basis, future product failure rates, material usage and service delivery costs.	We base our estimate on historical and current trends of product failure rates, repair cost per unit and service delivery costs.

We have contractual commitments to various customers that require us to incur costs to repair an epidemic defect. Historically we have not experienced significant costs related to epidemic failure. Costs would be accrued for an epidemic defect when an epidemic defect is identified and the costs of repair can be reasonably estimated.	• Monitoring and evaluating the quality of component suppliers

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

Recently Issued or Proposed Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect, if any, that the adoption of SFAS 151 will have on our consolidated results of operations.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are subject to market risk due to changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. As of December 31, 2004, we have not used derivative instruments or engaged in hedging activities, and are not currently impacted significantly by fluctuations in foreign currency exchange rates.

Interest Rate Risk

     As part of our cash management strategy, at December 31, 2004, we had cash, cash equivalents and investments in marketable securities of approximately $54,390,000 mainly in the form of bank demand deposits, money markets and government securities. We have completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% point change in interest rates. If market rates had increased or decreased 1% point during the year ended December 31, 2004, our interest income would have increased or decreased by approximately $531,000.

RISK FACTORS

     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I of this report. You should carefully consider the risks and uncertainties described below together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing SpectraLink. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could affect our business, financial condition or results of operations.

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

•
Many of the orders for our products are realized at the end of the quarter, which makes it difficult to forecast or adjust our operating activities quickly in response to an unexpected increase or decrease in customer demand. Due to the timing of orders from customers, we have often recognized a substantial portion of our revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. The demand for our products depends upon many factors and is difficult to forecast. Significant unanticipated fluctuations in demand could cause problems in our operations. The lead-time required to assemble our systems is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. Further, the business relationship which we have with Offshore Group to use a Mexico facility to assemble our products may not be able to provide product in a timely manner. Additionally, once we receive an order, it requires sufficient time to complete the configuration of our product to our customer’s individual phone systems.

Our inability to satisfy customer demand in a timely manner would lead to lost sales and impede our ability to increase our revenue. Conversely, a large portion of our expenses, including rent and salaries, is fixed and difficult to reduce. Our expenses are based in part on expectations for our revenue. If our revenue does not meet our expectations, the adverse effect of the revenue shortfall upon our operating results may be acute in light of the fixed nature of our expenses. For instance, our stock price declined substantially after our preliminary announcement in July 2004, that reported results for second quarter 2004 of lower revenue, earnings and gross margins, higher G&A costs and slower than anticipated order flow. If similar circumstances occur in the future, the price of our common stock would likely decline further.

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

•
Because many of our current and planned products are or will be highly complex, they may contain defects or errors that are detectable only after deployment in complex networks and which, if detected, could have a negative effect on our business, operating results or financial condition. Many of our complex products can only be fully tested when deployed in “live” existing wireless networks. As a result, end-users may only discover defects or errors or experience breakdowns in their networks after the products have been deployed. If any of these products contain defects, or have reliability, quality or compatibility problems, our reputation might be damaged significantly and customers might be reluctant to buy our products. These defects could interrupt or delay sales. We may have to invest significant capital and other resources to correct these problems. If we fail to provide solutions to the problems, we will also incur product recall, repair, warranty or replacement costs. These problems might also result in claims against us by our customer or others. In addition, the occurrence of any defects or errors in these products, could result in: failure to achieve market acceptance and loss of market share; cancellation of orders; difficulty in collecting accounts receivable; increased service and warranty costs in excess of our estimates; diversion of resources, and; increased insurance costs and other losses to our business or to end-users.

•
If we experience product failure that indicates either manufacturing or design deficiencies, we may be required to recall units in the field and/or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such product failures, our business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. End-users have discovered errors in our products in the past and may discover errors in our products in the future. In addition, if our costs of remediating problems experienced by our customers exceed the expectations used in developing our warranty reserves, these costs may adversely affect our operating results. Consequently, our warranty failure could have a material adverse impact on our operations and financial results.

•
Our ability to attract and retain personnel, including key technical and management personnel. Much of the future success of our company depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the wireless communications industry are in high demand and competition for their talents is intense. There can be no assurance that we will be able to successfully retain and attract the key personnel we need. Many of our key personnel receive a total compensation package that includes stock options. The Financial Accounting Standards Board and other agencies have enacted changes to accounting principles generally accepted in the United States that will require us and other companies to record a charge to earnings for employee stock option grants, employee stock purchase plans and other equity incentives. In addition, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur higher compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could have a material and adverse impact on our business.

•
The risk of business interruption arising from our dependence on our manufacturing facility located in Boulder, Colorado, and the business relationship we have with Offshore Group to use a facility in Empalme, Sonora, Mexico which provides assembly services. We are highly dependent on our Boulder, Colorado manufacturing facility, which is home to the majority of our manufacturing and repair operations. We are also highly dependent upon our business relationship with Offshore Group to provide management services and an assembly facility located in Empalme, Sonora, Mexico. Any event that may disrupt or indefinitely discontinue either of the facilities’ capacity to manufacture, assemble and repair our products could greatly impair our ability to generate revenue, fulfill orders and attain financial goals. For instance, we may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

•
Our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, we must:

•	develop or gain access to new technologies in order to increase product performance and function, reduce product size, and maintain cost-effectiveness;

•	develop new products for existing and emerging wireless communications markets, and introduce such products in a timely manner;

•	implement an emerging wireless standards or multiple emerging wireless standards, quickly enough to satisfy market demands and without significant product redesign or the need to allocate additional resources to comply with multiple standards;

•	develop or obtain access to advanced wireless capabilities as they become available; and

•	design, develop and introduce competitive new products on a timely basis.

We may not successfully execute on our vision of product requirements because of errors in defining product marketing requirements, planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. Due to the competitive nature of our business, any failure by us to meet any of these challenges could render our products or technologies obsolete or noncompetitive and thereby materially and adversely affect our business, reputation, and operating results.

•
Potential fluctuations in our future revenues, gross margins and operating results. We have experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside our control. Among other things, these factors include:

•	changes in customer, geographic or product mix, including mix of configurations within each product group;

•	fluctuating market demand for, and declines in the average selling prices of, our products;

•	the timing of, and delay of, significant orders from customers;

•	seasonality in demand within our various sectors;

•	increases in material or labor costs;

•	excess inventory;

•	obsolescence charges;

•	changes in shipment volume;

•	loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

•	increases in price competition;

•	changes in the mix of our distribution channels including our OEM partners;

•	government regulation of frequency spectrum;

•	increases in warranty costs; and

•	introduction of new products and costs of entering new markets.

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

•
The uncertainty about economic prospects in some sectors of our target customer market, adversely impacts their information technology spending and our business. Our business has from time to time been adversely impacted by the uncertainty about general economic prospects in some sectors of our target customer market within the United States and worldwide, because this uncertainty has resulted in a decline in, or a failure to increase, their information technology spending. Consumers of information technology in some of these sectors may defer, and in some cases cancel, their purchase decisions. Our operating results may be adversely affected as a result. We expect the economic uncertainty to continue to adversely impact our business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from economic uncertainty include longer sales cycles, lower average selling prices, fewer large orders from a single customer and reduced revenue.

•
Changes in rules and regulations of the FCC and other regulatory agencies. The wireless communications industry, regulated by the Federal Communications Commission (FCC) in the United States and similar government agencies in other countries, is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, or changing free un-licensed to free based spectrum licensing could significantly impact our operations in the United States and internationally.

•
We are dependent on indirect sales channels for most of our revenue. A significant portion of our revenues is derived from a variety of third-party business partners, including OEMs, distributors and resellers. During the year ended December 31, 2004, sales of our products through our indirect distributors accounted for 59% of our product revenue, of which 17% of product revenue was contributed by our OEM partners. Our contracts with third party business partners do not require those partners to purchase minimum quantities of our products or services. In fact, some of our third party business partners also offer the products of some of our competitors. In addition, our OEM agreements do not restrict an OEM from acquiring products from a third party or independently developing products and services that would directly compete with us. We cannot guarantee that any of our third party business partners will continue to market our products or devote significant resources to doing so. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third party business partners in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third party business partners and our business, and result in decreased sales through third party business partners or threatened or actual litigation. If our third party business partners do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. For instance, we experienced a decrease in sales by distributors during the second quarter of 2002 when those distributors downsized their businesses in reaction to the economic slowdown and, as a result, had fewer sales representatives marketing our products. In addition, our third-party business partners have confidential information concerning our products and services, product release schedules and sales, marketing and third party reseller operations. Although we have nondisclosure agreements with our third party business partners, we cannot guarantee that any third-party business partner would not use our confidential information to compete with us. Furthermore, since we have experienced lower gross margins related to sales to our OEM partners, we may experience lower gross margins in the future if sales to our OEM partners become a larger percentage of product sales. Our success depends in part upon our ability to maintain and expand these relationships. The loss of any major partner, the failure to attract new partners or inability to maintain the current level of revenue from our existing partners could have an adverse effect on our business, operating results and financial condition.

•
Our revenue and earnings are seasonal. Seasonality and other factors may cause significant quarterly fluctuations in our revenue and net income. Our business is seasonal based on budget cycles in various vertical markets such as healthcare and retail. This causes significant quarterly fluctuations in our financial results. Generally, revenue and operating results are sequentially down in the first quarter from the fourth quarter, sequentially higher in the second quarter, sequentially flat or slightly higher or lower in the third quarter, and strongest in the fourth quarter. Actual results from operations may or may not follow these normal seasonal patterns in a given year leading to performance that is not in alignment with expectations.

•
A lower than anticipated rate of acceptance of domestic and international markets using the 802.11b standard. Our NetLink wireless telephones are compatible with the IEEE 802.11b standard for use on 802.11b compliant wireless WLAN. Consequently, demand for NetLink wireless telephones depends upon the acceptance of markets utilizing 802.11b compliant networks. This depends in part upon the initial adoption of the 802.11b standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11b compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our products until wireless systems are developed which provide for greater security. Further, our products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11b compliant networks do not grow as we anticipate, our growth would be impeded and we would not be able to factor the related revenue into our growth in the future. If the 802.11b standard does not emerge as the dominant wireless standard in our markets, or multiple standards are adopted that require different technologies we may need to spend time and resources to add functionality to meet the additional standards and many of our strategic initiatives and investments may be of no or limited value. Further, to the extent that additional standards are adopted, our product differentiation could be minimized and our implementation may not be interoperable with the standard, necessitating additional product development to meet the standard which may cause product delays.

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

•
Our reliance on our 802.11b technology partners to continue to provide the wireless local area network for our NetLink product, and to provide access points which support SpectraLink’s Voice Priority Technology. In the absence of a wireless voice prioritization standard to ensure quality of service, we rely on 802.11b technology partners, such as Proxim, Symbol Technologies, and Cisco Systems to continue to provide wireless local area network support for our NetLink product, and to provide access points that support SVP capability. If any of our technology partners fail to provide voice prioritization support for our products, the market opportunity for NetLink products would be reduced and our future results of operations would be materially harmed until we find new 802.11b technology partners or voice prioritization standards are adopted.

•
Our ability to generate continued market growth rates may require us to participate in industry consolidation. As part of our business strategy to continue our market growth for IP telephony, we may engage in acquisitions or mergers with other companies, or individual product lines, technologies and/or personnel or become the target for a merger or acquisition. Acquisitions or mergers involve numerous risks, including the following:

▪	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

▪	Diversion of management’s attention from normal daily operations of the business;

▪	Potential difficulties in completing projects associated with in-process research and development;

▪	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

▪	Initial dependence on unfamiliar supply chains or relatively small supply partners;

▪	Insufficient revenues to offset increased expenses associated with acquisitions; and

▪	The potential loss of key employees of the acquired companies.

•	Acquisitions may also cause us to:

▪	Issue common stock that would dilute our current stockholders’ percentage ownership;

▪	Assume liabilities;

▪	Record goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

▪	Experience possible delays in financial reporting and additional resources required to integrate ERP systems;

▪	Incur additional financial costs and personnel resources which may be required to timely comply on a consolidated basis with Section 404, “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002;

▪	Incur amortization expenses related to certain intangible assets;

▪	Incur large and immediate write-offs and restructuring and other related expenses; and

▪	Become subject to intellectual property or other litigation

Mergers and acquisitions of telecommunications companies are inherently risky, and no assurance can be given that any future acquisitions would be successful and would not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could also materially harm our business and operating results.

Risks related to new product development also apply to acquisitions. Please see the risk factor below entitled “If we are unable to develop and introduce new products and transition existing products and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer” for additional information.

•
If we are unable to develop and introduce new products and transition existing products and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. We may encounter delays in deploying new or improved products. For instance, our new products may not properly function with our customers’ existing telephone systems, or our new products may contain defects or bugs. These incompatibilities, defects or bugs may not be detected until our customers begin to install the products or thereafter. We may need to modify the design of our new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures as we seek to remedy the problems, delays in the purchase of the products or cancelled orders. We may also encounter delays in the manufacturing and production of the new products. Additionally, the new products may not be commercially successful. Demand for existing products may decrease upon the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products, even if newly introduced, until the new or improved versions of those products are available. If customer orders decrease or are delayed during the product transition, we may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins. Our gross margins might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on our business, operating results or financial condition.

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

•
We face increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for our systems include product functions and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, network and application integration capabilities, distribution channels, and the effectiveness of marketing and sales efforts. Most of our competitors have significantly greater financial, technical, research and development, and marketing resources than us. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their 802.11b wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems which provides 802.11b wireless infrastructure and wireless telephones. Because we focus on wireless on-premises telephone communications, we cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that we will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with our wireless telephone system. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full function provided by our wireless telephone systems.

•
The certification and approval process for our NetLink product for use in countries that support the 802.11b standard. Foreign countries, which support the 802.11b standard, could provide future markets for our NetLink products. However, countries’ certification and approval processes for 802.11b compatible products, such as ours, are typically time consuming and costly. If we have difficulty obtaining certification and approval by foreign countries for our NetLink wireless telephone product, then we and/or our distributor channels may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our business.

•
Our ability to protect or enforce our intellectual property rights. Our future success depends, in part, upon our proprietary technology. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. There can be no assurance that our issued patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. If challenged, our patents might not be upheld or their claims could be narrowed. If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. As a result, our competitors might offer similar products and we might not be able to compete successfully in our market. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future, and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We may be required to spend significant resources to monitor and protect our intellectual property rights. Any litigation surrounding our rights could force us to divert important financial and other resources from our business operations.

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

•
We rely on the availability of third-party licenses. Many of our products are designed to include software or other intellectual property licensed from third parties, especially through our OEM agreements. If we terminate OEM or technology partner relationships, it may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could harm our business, operating results, and financial condition.

•
Changes in securities laws and regulations have increased our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, have required changes in some of our corporate governance, public disclosure and compliance practices. The Act also required the SEC to implement additional new rules on a variety of subjects. In addition to rules made by the SEC, the Nasdaq National Market has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. These developments have increased our legal and financial compliance costs, and make some activities, like SEC reporting obligations, more expensive and difficult. For instance, in seeking to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002, we spent approximately $700,000 in outside services associated with documenting, testing and auditor review of our internal controls during 2004. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and are continuing to estimate the timing and magnitude of additional costs we may incur as a result.

•
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No.123, “Accounting for Stock-Based Compensation,”

(“SFAS123”) and supercedes APB Opinion No.25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Our reported earnings will be decreased when we change our accounting policy in accordance with the fair-value based concepts soon to be required.

•
The historic volatility of our stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12-month period ended December 31, 2004, the closing price of our common stock has ranged from a high of $24.10 per share to a low of $7.84 per share. Many factors could cause the market price of our common stock to fluctuate, including:

•	variations in our actual or anticipated quarterly or annual results;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	announcements of technological innovations by us or by our competitors;

•	introduction of new products or product enhancements or new pricing policies by us or by our competitors;

•	government regulation;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	changes in the market valuations of other telecommunications companies;

•	the amount of liquid financial resources available to us;

•	the gain or loss of significant customers including OEMs; and

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts.

In addition, the stock market in general, and the market for technology-related stocks in particular, could decline, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we have previously been sued in several purported securities class action lawsuits. Further, certain of our management and directors were also sued in purported stockholder derivative actions. While the consolidated class action suit has been settled, we have not finally resolved the stockholder derivative actions. Although we believe that the stockholder derivative actions lack merit, due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation. An adverse determination could have a significant effect upon our business and materially affect the price of our stock. Moreover, regardless of the ultimate result, it is likely that the lawsuit will require us to incur expenses and divert management’s attention and resources from other matters, which could also adversely affect our business and the price of our stock.

     Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SpectraLink Corporation:

We have audited the accompanying consolidated balance sheets of SpectraLink Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraLink Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SpectraLink Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Boulder, Colorado
March 3, 2005

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,625	$51,861
Investments in marketable securities – current portion	11,984	—
Trade accounts receivable, net of allowance of $374 and $341, respectively	21,252	14,470
Income taxes receivable	—	204
Inventory, net	8,076	7,653
Deferred income taxes – current portion	1,473	1,562
Prepaids and other	1,088	800

Total current assets	58,498	76,550

INVESTMENTS IN MARKETABLE SECURITIES, net of current portion	27,781	—
PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	2,481	2,312
Equipment	10,503	9,245
Leasehold improvements	1,036	989

	14,020	12,546
Less – Accumulated depreciation and amortization	(9,436)	(8,463)

Net property and equipment	4,584	4,083
DEFERRED INCOME TAXES – NON CURRENT PORTION	103	151
OTHER	460	387

TOTAL ASSETS	$91,426	$81,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,132	$1,453
Income taxes payable	1,038	—
Accrued payroll, commissions, and employee benefits	3,727	3,114
Accrued sales, use and property taxes	732	724
Accrued warranty expenses	901	493
Other accrued expenses	3,315	2,269
Deferred revenue	7,144	6,319

Total current liabilities	17,989	14,372
LONG-TERM LIABILITIES	214	250

TOTAL LIABILITIES	18,203	14,622

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 23,407 and 22,800 shares issued, respectively; 19,138 and 18,871 shares outstanding, respectively	234	227
Additional paid-in capital	77,356	71,010
Treasury stock, at cost, 4,269 and 3,929 shares, respectively	(32,397)	(29,394)
Retained earnings	28,030	24,706

TOTAL STOCKHOLDERS’ EQUITY	73,223	66,549

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,426	$81,171

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Product sales, net	$71,661	$56,469	$48,771
Service sales	18,349	14,959	12,130

Total net sales	90,010	71,428	60,901

Cost of product sales	22,228	16,027	14,603
Cost of service sales	10,415	7,786	6,688

Total cost of sales	32,643	23,813	21,291

Gross profit	57,367	47,615	39,610

OPERATING EXPENSES:
Research and development	8,899	7,759	6,501
Marketing and selling	25,065	22,846	21,184
General and administrative	6,352	4,230	3,742

Total operating expenses	40,316	34,835	31,427

INCOME FROM OPERATIONS	17,051	12,780	8,183
INVESTMENT INCOME AND OTHER:
Interest income	648	433	658
Other income (expense), net	40	(131)	(107)

Total investment income and other	688	302	551

INCOME BEFORE INCOME TAXES	17,739	13,082	8,734
INCOME TAX EXPENSE	6,785	4,906	3,319

NET INCOME	$10,954	$8,176	$5,415

BASIC EARNINGS PER SHARE	$0.58	$0.44	$0.29

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	19,050	18,570	18,960

DILUTED EARNINGS PER SHARE	$0.56	$0.42	$0.28

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	19,550	19,270	19,240

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
(In thousands, except per share amounts)

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings
BALANCES, January 1, 2002	21,754	$218	(2,526)	$(17,617)	$62,120	$12,997
Exercises of common stock options	296	2	—	—	960	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	80	1	—	—	589	—
Income tax benefit from exercises of stock options	—	—	—	—	94	—
Net income	—	—	—	—	—	5,415
Purchases of treasury stock	—	—	(956)	(8,089)	—	—

BALANCES, December 31, 2002	22,130	221	(3,482)	(25,706)	63,763	18,412
Exercises of common stock options	588	6	—	—	4,578	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	82	—	—	—	609	—
Income tax benefit from exercises of stock options	—	—	—	—	2,060	—
Cash dividend	—	—	—	—	—	(1,882)
Net income	—	—	—	—	—	8,176
Purchases of treasury stock	—	—	(447)	(3,688)	—	—

BALANCES, December 31, 2003	22,800	227	(3,929)	(29,394)	71,010	24,706
Exercises of common stock options	555	6	—	—	4,773	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	52	1	—	—	642	—
Income tax benefit from exercises of stock options	—	—	—	—	950	—
Cash dividends	—	—	—	—	—	(7,630)
Net income	—	—	—	—	—	10,954
Other	—	—	—	—	(19)	—
Purchases of treasury stock	—	—	(340)	(3,003)	—	—

BALANCES, December 31, 2004	23,407	$234	(4,269)	$(32,397)	$77,356	$28,030

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,954	$8,176	$5,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,637	1,239	1,089
Gain on disposal of equipment	(83)	—	—
Income tax benefit from the exercises of stock options	950	2,060	94
Provision for bad debts	118	34	229
Provision for excess and obsolete inventory	1,212	762	770
Amortization of premium on investments in marketable securities	—	—	4
Deferred income taxes	137	(562)	609
Changes in assets and liabilities —
(Increase) decrease in trade accounts receivable	(6,900)	(3,268)	1,448
Decrease (increase) in income taxes receivable	204	(99)	2,474
Increase in inventory	(1,635)	(966)	(146)
Increase in other assets	(361)	(157)	(277)
(Decrease) increase in accounts payable	(321)	430	14
Increase in income taxes payable	1,038	—	—
Increase in accrued liabilities	2,068	2,040	754
Increase in deferred revenue	825	1,038	1,413

Net cash provided by operating activities	9,843	10,727	13,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,239)	(2,681)	(1,384)
Proceeds from disposal of property and equipment	184	—	—
Purchases of investments in marketable securities	(39,784)	—	—
Maturity of investments in marketable securities	—	—	1,000

Net cash used in investing activities	(41,839)	(2,681)	(384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under obligations	(29)	(19)	—
Dividend paid	(7,630)	(1,882)	—
Purchases of treasury stock	(3,003)	(3,688)	(8,089)
Proceeds from exercises of common stock options	4,779	4,584	962
Proceeds from issuances of common stock	643	609	590

Net cash used in financing activities	(5,240)	(396)	(6,537)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,236)	7,650	6,969
CASH AND CASH EQUIVALENTS, beginning of year	51,861	44,211	37,242

CASH AND CASH EQUIVALENTS, end of year	$14,625	$51,861	$44,211

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$4,456	$1,981	$190

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Assets acquired under obligations	$28	$128	$—

The accompanying notes are an integral part of these consolidated financial statements .

SPECTRALINK CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

          Investments in Marketable Securities

     The Company determines the appropriate classification in its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity dates and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. In 2004 the Company purchased investments in marketable securities that consist of U.S. Government or U.S. Government Agency bonds as well as shares in tax free municipal bond funds. As of December 31, 2004, the Company’s investments in marketable securities are comprised of available-for-sale and held-to-maturity investments. The Company did not have investments in marketable securities as of December 31, 2003.

     Investments in marketable securities were comprised of the following:

(In thousands)
Available-for-sale securities	$19,704
Held-to-maturity securities	20,061

Total investments in marketable securities	$39,765

     The Company’s available-for-sale marketable securities consisted of the following as of December 31, 2004:

		Unrealized Net
		Losses
		Accumulated in
		Other
	Amortized	Comprehensive	Estimated Fair
	Cost	Income	Value
		(In thousands)
Shares in municipal tax-free short-term bond funds	$15,070	$(19)	$15,051
Shares in enhanced income fund	4,653	—	4,653

Total Available-for-Sale securities	$19,723	$(19)	$19,704

     As of December 31, 2004, the Company classified its available-for-sale marketable securities as non-current in the accompanying balance sheet as the Company does not reasonably expect the available-for-sale marketable securities to be sold during the operating cycle of the business, typically within one year. The available-for-sale marketable securities consist of shares in open-ended municipal tax-free short-term bond funds and an enhanced income fund with investments primarily in corporate notes and bonds, asset backed securities, U.S. government securities and municipal obligations.

     The Company’s held-to-maturity marketable securities consisted of the following as of December 31, 2004:

	Years Ended December 31, 2004
	Net Carrying	Unrecognized	Estimated Fair
	Amount	Holding Losses	Value
		(In thousands)
Current:
U.S. Government Securities	$11,984	$(49)	$11,935

Non-Current:
U.S. Government Securities	8,077	(31)	8,046

Total held-to-maturity marketable securities	$20,061	$(80)	$19,981

     No held-to-maturity investments were sold prior to maturity in 2004. The remaining contractual maturity of the held-to-maturity investments as of December 31, 2004, ranged from 10 to 22 months.

          Accounts Receivable

     Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The Company uses the allowance method to estimate uncollectible trade accounts receivable to state net trade accounts receivables at their estimated net realizable value. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due, macro economic conditions, significant one time events and historical experience. A specific reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Trade accounts receivable, net of an allowance for doubtful accounts, were $21,252,000 and $14,470,000 at December 31, 2004 and 2003, respectively.

          Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments in marketable securities and accounts receivable. The Company maintains its cash balances in the form of bank demand deposits, money market accounts, and investment in marketable securities with financial institutions that management believes are credit worthy. A significant portion of the Company’s revenue is derived from a variety of third-party business partners, including OEMs, distributors and resellers. If the financial condition or operations of these third-party business partners deteriorate substantially, the Company’s operating results could be adversely affected. A portion of revenue is also generated from the healthcare and retail industries; therefore, the Company may be exposed to credit risk associated with these industries as well as credit risks from various customers affected by the weak economy. The Company established an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for uncollectible accounts was approximately $374,000, $341,000, $311,000 and $364,000 as of December 31, 2004, 2003, 2002 and 2001, respectively. For the years ended December 31, 2004, 2003 and 2002, costs charged to the provision for bad debts were approximately $118,000, $34,000 and $229,000, respectively, and the net deductions to the allowance for uncollectible accounts were approximately $85,000, $4,000 and $282,000, respectively, and were primarily related to amounts written off, net of recoveries. The Company does not have any financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

          Fair Value of Financial Instruments

     The Company’s financial instruments consist of cash and cash equivalents, investments in marketable securities, trade receivables and payables. The carrying values of the cash equivalents, investments in marketable securities, trade receivables and payables approximate their fair values.

          Inventory

     Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Market is determined based on estimated net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other estimated factors in evaluating net realizable value. Inventory at December 31, 2004 and 2003, consists of the following:

	2004	2003
	(In thousands)
Raw materials	$4,245	$3,276
Work in progress	1	25
Finished goods	3,830	4,352

	$8,076	$7,653

     The reserve for obsolete or otherwise unrealizable inventory was $720,000, $591,000, $651,000 and $410,000 as of December 31, 2004, 2003, 2002 and 2001, respectively. For the years ended December 31, 2004, 2003 and 2002, costs charged to the provision for obsolete inventory were approximately $1,212,000, $762,000 and $770,000, respectively. For the years ended December 31, 2004, 2003 and 2002, the net deductions to the obsolete inventory reserve were approximately $1,083,000, $822,000 and $529,000, respectively, and were primarily related to obsolete and scrapped inventory write offs.

          Basis for Recording Fixed Assets, Lives, and Depreciation and Amortization Methods

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Amortization of leasehold improvements and computer software is provided straight-line over the shorter of the estimated useful life of the assets or the lease term. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Manufacturing equipment	3 to 10 years
Molding and tooling	5 to 7 years
Furniture and fixtures	8 to 10 years
Software	2 to 5 years
Office and computer equipment	3 to 7 years
Research equipment	3 to 5 years
Leasehold improvements	Shorter of the life of the lease or the useful life of the asset

     Depreciation expense was $1,030,000, $884,000 and $886,000, for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense was $607,000, $355,000 and $203,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

     Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

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

          Review of Carrying Value of Property and Equipment for Impairment

     The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no material impairments of the carrying value of property and equipment for the years ended December 31, 2004, 2003 and 2002, respectively.

          Research and Development Costs

     Research and development costs are expensed as incurred. These costs consist primarily of salaries, parts, supplies and contract services.

          Revenue Recognition

     The Company derives its revenue principally from the sale of products or services for wireless telephone systems. For multiple element arrangements, the Company establishes the fair value of these products and services based primarily on sales prices when the products and services are sold separately. The Company recognizes revenue on each element of an arrangement when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. Revenue from product sales is recorded upon transfer of title, which is generally upon shipment of product. Revenue is deferred if there are significant post delivery obligations, if collection is not reasonably assured at the time of sale, or if the fee is not fixed or determinable. When significant post delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company offers products and services such as installation, support, education and training, upgrades and extended warranty coverage. Revenue from installation and training services are deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement. The Company recognizes amounts billed to customers for shipping and handling costs as revenue when the related products are shipped. Costs of shipping and handling are included in cost of sales.

          Deferred Revenue

     The Company defers product revenue if there are significant post delivery obligations, if collection is not reasonably assured at the time of sale, or if the fee is not fixed or determinable. When significant post delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company offers products and services such as installation, support, education and training, upgrades and extended warranty coverage. Revenue from installation and training services are deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement.

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

          Earnings per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing net income by the sum of the weighted-average number of common shares outstanding and, if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they are anti-dilutive, totaled 873,759, 180,610, and 1,733,427 for the years ended December 31, 2004, 2003 and 2002, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Years Ended December 31,
	(In thousands, except per share amounts)
	2004			2003			2002
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS—	$10,954	19,050	$0.58	$8,176	18,570	$0.44	$5,415	18,960	$0.29
Effect of dilutive securities:
Stock purchase plan	—	12	—	—	21	—	—	22	—
Stock options outstanding	—	488	(0.02)	—	679	(0.02)	—	258	(0.01)

Diluted EPS—	$10,954	19,550	$0.56	$8,176	19,270	$0.42	$5,415	19,240	$0.28

          Use of Estimates in the Preparation of Consolidated Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in the accompanying financial statements include: allowance for doubtful accounts, reserve for obsolete or otherwise unrealizable inventory and estimated warranty costs.

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

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Beginning Balance Accrued Product Warranty and Service:	$493	$274	$278
Additions to the accrual for product warranties	1,351	755	667
Payments made in cash or in kind	(943)	(536)	(671)

Ending Balance Accrued Product Warranty and Service	$901	$493	$274

          Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion (APB) No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”. Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for stock options and similar equity instruments. As allowed by SFAS 123, the Company has continued to apply APB No. 25 to account for its employee stock based compensation plans and has adopted the disclosure requirements of SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment of SFAS 123. Had the Company determined compensation expense for its stock-based compensation plans based on fair value at the date of grant under SFAS 123, the Company’s consolidated net income, and basic and diluted earnings per share, would have been the pro forma amounts as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$10,954	$8,176	$5,415
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(2,492)	(2,482)	(2,926)
Compensation expense for the stock purchase plan	(161)	(167)	(182)

Net income, pro forma	$8,301	$5,527	$2,307

Earnings Per Share:
Basic - as reported	$0.58	$0.44	$0.29
Basic - pro forma	$0.44	$0.30	$0.12

Diluted - as reported	$0.56	$0.42	$0.28
Diluted - pro forma	$0.43	$0.29	$0.12

          Advertising Costs

     The Company expenses all advertising costs as they are incurred. Advertising expense for years ended December 31, 2004, 2003 and 2002, were approximately $743,000, $615,000 and $435,000, respectively.

          Comprehensive Income

     Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2004, the Company has not had any material income or loss that is required to be reported as adjustments to determine comprehensive income.

          Reportable Segments

     Since its inception, the Company has conducted its operations in one operating segment.

          Contingencies

     Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, based upon input from its legal counsel, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

     If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

     Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

          Rent Obligation

     The Company has entered into operating lease agreements for its corporate office and warehouses, some of which contain provisions for future rent increases or periods in which rent payments are reduced (abated). In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged as deferred rent obligation, which is reflected in long-term liabilities and other accrued expenses in the accompanying balance sheets.

          New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect if any, that the adoption of SFAS 151 will have on its consolidated results of operations.

          Reclassifications

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

(3) STOCKHOLDERS’ EQUITY

          Stock Option Plan

     On May 24, 2000, the Company’s stockholders approved the 2000 Stock Option Plan (the 2000 Option Plan), which is a successor to the Company’s original option plan that became effective June 7, 1990. Collectively, these two option plans are referred to as the “Plans”. The 2000 Option Plan provides selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase up to 2,000,000 shares of the Company’s common stock. The 2000 Option Plan also provides for automatic annual increases in the number of shares available for the 2000 Option Plan by an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares ratified by the Company’s Board of Directors, not to exceed 1,300,000 shares. In 2003 and 2002, the Board of Directors increased the number of shares available for the 2000 Option Plan by 950,000 and 950,000, respectively. In 2004, the Board of Directors did not increase the number of shares available for the 2000 Option Plan.

     Under the terms of the 2000 Option Plan, the Board of Directors may grant either non-qualified or incentive stock options, as defined by the Internal Revenue Service. The purchase price per share of a non-qualified stock option will not be less than par value per share of the Company’s common stock at the time of grant. The purchase price per share of an incentive stock option will not be less than 100% of the fair value per share of the Company’s common stock at the time of grant. If the grantee of an incentive stock option owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price will be at least 110% of the fair value of a share of the Company’s common stock at the date of grant.

     Options granted under the Plans are exercisable for periods ranging from 8 to 10 years from the date of grant.

     Options granted become exercisable at a rate of 25% after 12 months from the date of grant, and ratably per month thereafter, conditioned upon continued employment. Full vesting occurs after 48 months from the date of grant.

     A summary of activity of the Plans for the years ended December 31, 2004, 2003 and 2002, is as follows:

		Weighted Average
	Number of Shares	Exercise Price
	(In thousands)
Outstanding at December 31, 2001	2,072	$8.27
Granted	594	$9.13
Canceled	(47)	$11.64
Exercised	(296)	$3.26

Outstanding at December 31, 2002	2,323	$9.07
Granted	726	$12.82
Canceled	(41)	$10.68
Exercised	(587)	$7.81

Outstanding at December 31, 2003	2,421	$10.47
Granted	1,179	$15.17
Canceled	(583)	$12.96
Exercised	(555)	$8.60

Outstanding at December 31, 2004	2,462	$12.56

Exercisable at December 31, 2004	1,072	$10.35

     A summary of additional information related to the options outstanding as of December 31, 2004, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	(In thousands)	Contractual Life	Exercise Price	(In thousands)	Exercise Price
$2.63 - $8.35	340	6.5 years	$6.99	202	$6.26
$8.40 - $9.13	325	6.2 years	$8.95	199	$9.08
$9.15 - $9.53	267	7.5 years	$9.20	172	$9.16
$9.54 - $10.75	268	6.4 years	$10.15	220	$10.13
$10.83 - $13.08	311	7.8 years	$12.40	131	$11.62
$13.14 - $16.08	384	9.1 years	$15.20	35	$14.25
$16.17- $18.39	275	9.0 years	$17.83	23	$16.90
$18.50 -$22.00	283	8.4 years	$19.98	84	$19.94
$22.30 -$24.80	8	5.8 years	$23.64	5	$23.44
$27.00	1	3.2 years	$27.00	1	$27.00

Total	2,462	7.6 years	$12.56	1,072	$10.35

     The weighted average fair value of options granted in fiscal years 2004, 2003 and 2002, was $7.42, $7.60 and $5.81, respectively. For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 2.23%, 1.53% and 1.71%; a $0.10 per share quarterly dividend in 2004 and the fourth quarter of 2003 and no dividends the first three quarters of 2003 and in 2002, and; expected lives (net of forfeitures) of 4.04 years, 4.20 years and 4.21 years, respectively; and expected volatility of 75%, 82% and 88%, respectively.

          Employee Stock Purchase Plan

     On May 24, 2000, the Company’s stockholders amended the Employee Stock Purchase Plan (the Stock Purchase Plan) to increase the authorized shares available for issue by 100,000, and to provide for an annual increase in the number of shares of common stock available under the Stock Purchase Plan in an amount equal to 60,000 per year. Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the Stock Purchase Plan if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan is equal to 85% of the lower of the market value on the commencement date or termination date of each offering period (usually six months). Under the Stock Purchase Plan, the Company sold to employees 52,081 shares in 2004, 82,410 shares in 2003 and 80,051 shares in 2002. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions for 2004, 2003 and 2002, respectively: a $0.10 per share quarterly dividend in 2004 and the fourth quarter of 2003 and no dividends the first three quarters of 2003 and in 2002, and; an expected life of six months; expected volatility of 71%, 81% and 100%; and a risk-free interest rate of 2.82%, 1.52% and 1.71%, respectively. The weighted-average fair value of the right to purchase those shares in 2004, 2003 and 2002 was $5.70, $3.23 and $5.65 per share, respectively.

          Dividends

     During the year ended 2004, the Company paid four quarterly cash dividends of $0.10 per share for a total of $7,630,000 to holders of common stock. For the year ended December 31, 2003, the Company paid one quarterly cash dividend in the fourth quarter of 2003 of $0.10 per share for a total of $1,882,000. The Company did not pay any dividends during the year ended 2002.

          Treasury Stock

     During the years ended December 31, 2004, 2003 and 2002, the Company repurchased 340,445, 447,100 and 956,200, respectively shares of outstanding common stock (now classified as treasury stock) at a cost of $3,003,000, $3,688,000 and $8,089,000, respectively.

(4) INCOME TAXES

     The expense for income taxes for the years ended December 31, 2004, 2003 and 2002, is as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Current provision-
Federal	$5,463	$4,547	$2,056
State	1,185	921	654

	6,648	5,468	2,710

Deferred provision (benefit)-
Federal	127	(521)	611
State	10	(41)	(2)

	137	(562)	609

Income tax expense	$6,785	$4,906	$3,319

     The Company recorded a reduction in its income taxes payable equal to the benefit for tax deductible compensation related to exercises of stock options of $950,000, $2,060,000 and $94,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The reduction in income taxes payable that results from stock options is accounted for as additional proceeds from the exercise of the options and credited directly to additional paid-in-capital. The benefit does not reduce income tax expense charged to income.

     The following reconciles the Company’s effective tax expense to the federal statutory expense for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Income tax expense per federal statutory rate (35.0%, 34.3% and 34%, respectively)	$6,209	$4,481	$2,970
State income taxes, net of federal benefit	807	614	416
Permanent differences and other	52	140	229
Income tax credits	(283)	(329)	(296)

	$6,785	$4,906	$3,319

     The Company’s deferred income taxes are summarized as follows:

	As of December 31,
	2004	2003
	(In thousands)
Current deferred tax assets—
Warranty reserve	$338	$185
Allowance for uncollectible accounts	140	128
Inventory reserve	297	253
Accrued vacation	312	291
Deferred revenue	386	705

	$1,473	$1,562

Long-term deferred tax assets —
Depreciation and amortization	$103	$151

	$103	$151

(5) COMMITMENTS AND CONTINGENCIES

          Guarantees of Indebtedness

     The Company has entered into leases for its facilities under noncancelable operating lease arrangements that expire at various dates through 2007. The Company has other obligations for office equipment that expire at various dates through 2008. Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 2004, 2003 and 2002, was approximately $1,394,000, $1,449,000 and $1,578,000, respectively.

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

     The Company enters into various license agreements, some of which require royalty payments and non-refundable licensing fees. For the years ended December 31, 2004, 2003 and 2002, respectively, the Company incurred expenses of approximately $519,000, $384,000 and $122,000 for license and other fees relating to these agreements.

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

     As of December 31, 2004, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	2005	2006	2007	2008	Thereafter	Total
Operating leases	$1,150,000	$912,000	$344,000	$—	$—	$2,406,000
Purchase commitments	779,000	—	—	—	—	779,000
Other obligations	57,000	50,000	50,000	18,000	—	175,000

Total contractual obligations and commercial commitments	$1,986,000	$962,000	$394,000	$18,000	$—	$3,360,000

Dependence on Suppliers

     The Company relies on sole or limited sources of supply for many components and equipment used in its manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment could interrupt our manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent us from decreasing our reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and the financial performance of the Company.

Commitment to Pay Certain Termination Benefits under Employment Agreements

     As of December 31, 2004, the Company had entered into employment agreements with international employees. Under each of the agreements, in the event employment is terminated (other than voluntarily by the employee or by the Company for cause or upon the death of the employee), the Company is committed to pay certain benefits, including specified monthly severance.

Company’s Tax Returns Are under Examination by the UK Inland Revenue

     The Inland Revenue is currently examining the Company’s UK branch tax return for the 2002 tax year. Management believes the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations.

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

     The cases were designated as follows: Wilmer Kerns, Individually And On Behalf of All Others Similarly Situated, Plaintiff, vs. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0263); Danilo Martin Molieri, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. SpectraLink Corporation, Bruce Holland and Nancy K. Hamilton, Defendants (United States District Court Civil Action Number 02-D-0315); Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K.

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

     On April 16, 2004, the parties to these Consolidated Actions held a mediation in San Francisco. The parties entered into a Memorandum of Understanding settling the case for $1.5 million, subject to certain terms and conditions, including approval by the Court. The Court granted a final hearing for approval of the settlement on October 7, 2004 ending the litigation. The $1.5 million negotiated settlement was funded by the Company’s directors and officers insurance carrier.

     Two derivative lawsuits related to the now settled consolidated class action securities lawsuits were also filed in February 2002: Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendants), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation, Plaintiff, v. Carl D. Carman, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case. No. 02CV1687). In these cases, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

     The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action securities litigation, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. In August of 2003, Defendants moved to dismiss the amended and corrected Elennis complaint. The Court denied that motion on March 22, 2004. No discovery has been conducted in either of the derivative actions. The defendants in the derivative actions engaged in settlement discussions with the derivative plaintiffs in light of the settlement of the class action securities litigation, and the parties have reached an agreement in principle settling both derivative cases, and consolidating the Colorado state court action with the federal action for purposes of settlement. The settlement acknowledges certain corporate governance changes made by the Company since February of 2002, and calls for an award of attorneys’ fees and expenses of up to $100,000, to be paid by the Company’s directors and officers insurance carrier. The settlement is conditioned upon court approval. The United States District Court for the District of Colorado has scheduled a hearing for March 23, 2005, to determine whether the proposed settlement should be approved by the Court as fair, reasonable, and adequate, and to consider the application of plaintiffs’ counsel for attorneys’ fees and expenses.

     The Company believes these cases are without merit and intends to vigorously defend themselves if the settlement of the two derivative cases is not effectuated. The Company does not believe that its interests and that of the named officers and directors are adverse to each other as of this time. However, if the settlement is not consummated, no assurance can be given that the Company will be successful in defending the claims being asserted in these suits, or that the interests of the various parties will remain aligned. In addition, the derivative litigation could result in substantial costs, divert management’s attention and resources, or ultimately result in the interests of SpectraLink becoming adverse to those of certain of its officers and directors. In either case, the Company’s business could be adversely affected, even if the plaintiffs are not successful in their claims.

     The Company incurred a loss related to the directors and officers’ insurance deductible of which the majority of the expense was reflected in 2002. As noted, the settlement of the consolidated class action securities lawsuits was funded by insurance proceeds. Based on current facts and circumstances, the Company is unable to estimate future losses, if any, it may incur if the remaining cases are not settled, after considering the amounts that will be covered by insurance.

     The Company is not presently a party to any other material pending legal proceedings of which it is aware.

(6) MAJOR CUSTOMERS

     During fiscal years 2004 and 2003, one customer comprised more than 10% of total net sales. This customer represented 10.3% and 11.3% of total net sales, respectively. No one customer comprised more that 10% of total net sales in 2002.

     As of December 31, 2004, three customers comprised more than 10% of net trade accounts receivable. These customers represented 13.2%, 11.9% and 10.2% of net trade accounts receivable. As of December 31, 2003, one customer comprised more than 10% of net trade accounts receivable. This customer represented 16.7% of net trade accounts receivable.

(7) RETIREMENT PLAN

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

     The Company may make discretionary matching contributions up to a maximum of 3% of each participant’s compensation. Additionally, the Company may make discretionary contributions to eligible employees in proportion to the employee’s compensation and unrelated to any employee contributions or Company profitability. The Company has made discretionary matching contributions of approximately $544,000, $497,000 and $483,000 to the 401(k) Plan for the years ended December 31, 2004, 2003 and 2002, respectively.

(8) OTHER ACCRUED LIABILITIES

     The components of other accrued expenses are as follows:

	As of December 31,
	2004	2003
	(In thousands)
Professional and consulting fees	$872	$339
Other	2,443	1,930

	$3,315	$2,269

(9) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following summarizes selected quarterly financial information for each of the two years for the periods ended December 31, 2004:

	Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
	2004	2004	2004	2004	2003	2003	2003	2003
Net Sales	$27,604	$22,968	$20,125	$19,313	$19,880	$18,343	$18,635	$14,568
Gross Profit	17,331	14,813	12,758	12,465	13,088	12,230	12,708	9,589
Net Income	3,905	2,927	2,021	2,101	2,544	2,276	2,300	1,056
Diluted Earnings Per Share	0.20	0.15	0.10	0.11	0.13	0.12	0.12	0.06

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SpectraLink Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that SpectraLink Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SpectraLink Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SpectraLink Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, SpectraLink Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SpectraLink Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 3, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Boulder, Colorado
March 3, 2005

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

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our independent registered public accounting firm, KPMG LLP, issued an attestation report on management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2004. KPMG LLP’s report is included at the end of Part II, Item 8 of this Form 10-K.

Changes in Internal Controls over Financial Reporting.

     Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

     Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information required to be set forth hereunder has been omitted and, except as stated therein, will be incorporated by reference, when filed, from our Proxy Statement for our 2005 Annual Meeting of Stockholders to be held on or about June 21, 2005, or on an amendment to this report on Form 10-K/A to be filed no later than 120 days after the end of our fiscal year 2004.

Item 11. Executive Compensation.

     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from our Proxy Statement for our 2005 Annual Meeting of Stockholders to be held on or about June 21, 2005, or on an amendment to this report on Form 10-K/A to be filed no later than 120 days after the end of our fiscal year 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from our Proxy Statement for our 2005 Annual Meeting of Stockholders to be held on or about June 21, 2005, or on an amendment to this report on Form10-K/A to be filed no later than 120 days after the end of our fiscal year 2004. Information on securities authorized for issuance under equity compensation plans is set forth under Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from our Proxy Statement for our 2005 Annual Meeting of Stockholders to be held on or about June 21, 2005, or on an amendment to this report on Form10-K/A to be filed no later than 120 days after the end of our fiscal year 2004.

Item 14. Principal Accountant Fees and Services.

     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from our Proxy Statement for our 2005 Annual Meeting of Stockholders to be held on or about June 21, 2005, or on an amendment to this report on Form 10-K/A to be filed no later than 120 days after the end of our fiscal year 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements.

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 34.

(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not required, are not applicable, or the information is included in the Financial Statements, or notes thereto.

(b)	Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (1)

4.1	Specimen common stock certificate. (1)

10.1	SpectraLink Corporation Stock Option Plan, as amended. (1)

10.2	Form of Incentive Stock Option Agreement under SpectraLink’s Stock Option Plan. (1)

10.3	Form of Non-Qualified Stock Option Agreement under SpectraLink’s Stock Option Plan. (1)

10.4	Form of Indemnification Agreement with directors and executive officers of the Registrant. (1)

10.5	Stock Restriction Agreement dated September 5, 1995, between SpectraLink and Wellington Trust. (1)

10.6	Lease Agreement dated September 29, 1995 between SpectraLink and Walnut Prairie Joint Venture. (1)

10.7	Form of Consultant Non-Disclosure Agreement used between SpectraLink and consultants. (1)

10.8	Form of Employee Non-Disclosure Agreement used between SpectraLink and its employees. (1)

10.9	Sublease Agreement dated May 1, 1990, between Incubix, Inc. and SpectraLink. (1)

10.10	Lease agreement dated October 17, 1996 between SpectraLink and Flatiron Park Company. (2)

10.11	Lease agreement dated February 26, 1998, as amended January 8, 1999, between SpectraLink and Flatiron Park Company. (3)

10.12	SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements. (5)

10.13	SpectraLink Corporation Employee Stock Purchase Plan, as amended. (5)

10.14	Amendment dated March 9, 2001 to lease agreement dated February 26, 1998, between SpectraLink and Flatiron Industrial Park Company. (6)

10.15	Lease agreement dated September 20, 2001, between SpectraLink and 2545 Central, LLC. (6)

10.16	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (7)

10.17	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (7)

10.18	Lease agreement dated April 15, 2003 between SpectraLink and 2545 Central, LLC. (7)

10.19	Lease agreement dated September 30, 2003, between SpectraLink and 2545 Central, LLC. (8)

21.1	Subsidiaries of the Company. (4)

23.1	Consent of KPMG LLP*

31.1	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by David I. Rosenthal pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by David I. Rosenthal pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for the fiscal year ended December 31, 1999.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

By:   /s/ JOHN H. ELMS

           John H. Elms,
           President and CEO

Date: March 4, 2005

POWER OF ATTORNEY

     By signing this Form 10-K below, I hereby appoint each of John H. Elms and David I. Rosenthal, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he or she believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JOHN H. ELMS	Principal Executive Officer and Director	March 4, 2005
John H. Elms

/s/ DAVID I. ROSENTHAL	Principal Financial Officer and Principal Accounting Officer	March 4, 2005
David I. Rosenthal

/s/ ANTHONY V. CAROLLO, JR.	Chairman of the Board of Directors	March 4, 2005
Anthony V. Carollo, Jr.

/s/ CARL D. CARMAN	Director	March 4, 2005
Carl D. Carman

/s/ GERALD J. LABER	Director	March 4, 2005
Gerald J. Laber

/s/ WERNER P. SCHMUECKING	Director	March 4, 2005
Werner P. Schmuecking

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (1)

4.1	Specimen common stock certificate. (1)

10.1	SpectraLink Corporation Stock Option Plan, as amended. (1)

10.2	Form of Incentive Stock Option Agreement under SpectraLink’s Stock Option Plan. (1)

10.3	Form of Non-Qualified Stock Option Agreement under the SpectraLink’s Stock Option Plan. (1)

10.4	Form of Indemnification Agreement with directors and executive officers of the Registrant. (1)

10.5	Stock Restriction Agreement dated September 5, 1995, between SpectraLink and Wellington Trust. (1)

10.6	Lease Agreement dated September 29, 1995 between SpectraLink and Walnut Prairie Joint Venture. (1)

10.7	Form of Consultant Non-Disclosure Agreement used between SpectraLink and consultants. (1)

10.8	Form of Employee Non-Disclosure Agreement used between SpectraLink and its employees. (1)

10.9	Sublease Agreement dated May 1, 1990, between Incubix, Inc. and SpectraLink. (1)

10.10	Lease agreement dated October 17, 1996 between SpectraLink and Flatiron Park Company. (2)

10.11	Lease agreement dated February 26, 1998, as amended January 8, 1999, between SpectraLink and Flatiron Park Company. (3)

10.12	SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements. (5)

10.13	SpectraLink Corporation Employee Stock Purchase Plan, as amended. (5)

10.14	Amendment dated March 9, 2001 to lease agreement dated February 26, 1998, between SpectraLink and Flatiron Industrial Park Company. (6)

10.15	Lease agreement dated September 20, 2001, between SpectraLink and 2545 Central, LLC. (6)

10.16	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (7)

10.17	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (7)

10.18	Lease agreement dated April 15, 2003 between SpectraLink and 2545 Central, LLC. (7)

10.19	Lease agreement dated September 30, 2003, between SpectraLink and 2545 Central, LLC. (8)

21.1	Subsidiaries of the Company. (4)

23.1	Consent of KPMG LLP*

Exhibit
Number	Description
31.1	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by David I. Rosenthal pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by David I. Rosenthal pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for the fiscal year ended December 31, 1999.

(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.