Form 10-K/A
period 2004-12-31
SPECTRALINK CORP
filed 2005-03-08
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last day of the registrant’s most recently completed second fiscal quarter, or June 30, 2004, was approximately: $209,848,915. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual stockholders holding more than 5% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K/A and does not represent an admission by either the registrant or any such person as to the status of such person.

As of January 31, 2005, there were 19,261,652 shares of the registrant’s common stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX
Certification Pursuant to Section 302-John H Elms
Certification Pursuant to Section 302-David I Rosenthal

EXPLANATORY NOTE

      SpectraLink Corporation is filing this Form 10-K/A solely to correct the front page to its Form 10-K for the fiscal year ended December 31, 2004, previously filed with the Securities and Exchange Commission, that had incorrectly stated that there were 23,531,229 shares of the registrant’s common stock, $.01 par value per share, outstanding as of January 31, 2005. The correct shares outstanding of the registrant’s common stock, $.01 par value per share, as of January 31, 2005 were 19,261,652.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

By:	/s/ JOHN H. ELMS
John H. Elms,
President and CEO

Date: March 8, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN H. ELMS John H. Elms	Principal Executive Officer and Director	March 8, 2005

/s/ DAVID I. ROSENTHAL David I. Rosenthal	Principal Financial Officer and Principal Accounting Officer	March 8, 2005

* Anthony V. Carollo, Jr.	Chairman of the Board of Directors	March 8, 2005

* Carl D. Carman	Director	March 8, 2005

* Gerald J. Laber	Director	March 8, 2005

* Werner P. Schmuecking	Director	March 8, 2005

*By:	/s/ JOHN H. ELMS

John H. Elms
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by David I. Rosenthal pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed with the Securities and Exchange Commission with this Annual Report on Form 10-K/A.