Form 10-Q
period 2005-03-31
SPECTRALINK CORP
filed 2005-05-06
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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

Applicable only to corporate issuers:
As of April 30, 2005, there were 19,151,028 shares outstanding of SpectraLink Corporation’s Common Stock — par value per share $0.01.

SPECTRALINK CORPORATION AND SUBSIDIARY
INDEX

PART I — ITEM 1
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,813	$14,625
Investments in marketable securities — current	12,527	11,984
Trade accounts receivable, net of allowance of $336 and $374, respectively	13,693	21,252
Income taxes receivable	189	—
Inventory, net of allowance of $570 and $720, respectively	9,905	8,076
Deferred income taxes	1,458	1,473
Prepaids and other	1,380	1,088

Total current assets	53,965	58,498

INVESTMENTS IN MARKETABLE SECURITIES, net of current portion	33,237	27,781
PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	2,632	2,481
Equipment	10,788	10,503
Leasehold improvements	1,113	1,036

	14,533	14,020
Less — accumulated depreciation	(9,827)	(9,436)

Net Property and equipment	4,706	4,584
DEFERRED INCOME TAXES	151	103
OTHER	497	460

TOTAL ASSETS	$92,556	$91,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,474	$1,132
Income taxes payable	—	1,038
Accrued payroll, commissions and employee benefits	2,201	3,727
Accrued sales, use and property taxes	713	732
Accrued warranty expenses	908	901
Other accrued expenses and liabilities	3,005	3,315
Deferred revenue	7,588	7,144

Total current liabilities	16,889	17,989
LONG-TERM LIABILITIES	186	214

TOTAL LIABILITIES	17,075	18,203

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 23,590 and 23,407 shares issued, respectively, and 19,320 and 19,138 shares outstanding, respectively	236	234
Additional paid-in capital	79,379	77,356
Retained earnings	28,263	28,030
Treasury stock, 4,270 shares, respectively at cost	(32,397)	(32,397)

TOTAL STOCKHOLDERS’ EQUITY	75,481	73,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,556	$91,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
SALES:
Product Sales	$15,456	$15,206
Service Sales	5,132	4,107

Net Sales	20,588	19,313

COST OF SALES:
Cost of Product Sales	4,549	4,407
Cost of Service Sales	2,754	2,441

Total Cost of Sales	7,303	6,848

Gross Profit	13,285	12,465

OPERATING EXPENSES:
Research and Development	2,457	2,066
Marketing and Selling	6,055	5,951
General and Administrative	1,582	1,216

Total Operating Expenses	10,094	9,233

INCOME FROM OPERATIONS	3,191	3,232
INVESTMENT INCOME AND OTHER:
Interest Income, net	351	116
Other Income (Expense)	(52)	41

Total Investment Income and Other	299	157

INCOME BEFORE INCOME TAXES	3,490	3,389
INCOME TAX EXPENSE	1,326	1,288

NET INCOME	$2,164	$2,101

BASIC EARNINGS PER SHARE	$0.11	$0.11

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	19,230	18,940

DILUTED EARNINGS PER SHARE	$0.11	$0.11

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,710	19,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,164	$2,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395	386
Amortization of premium on investments in marketable securities	33	—
Income tax benefit from the exercise of stock options	438	194
Provision for (recovery of) bad debts	(20)	35
Provision for excess and obsolete inventory	133	128
Deferred income taxes	15	(89)
Changes in assets and liabilities —
Decrease in trade accounts receivable	7,579	64
Increase in income taxes receivable	(189)	—
Increase in inventory	(1,962)	(1,742)
(Increase) decrease in other assets	(329)	57
Increase in accounts payable	1,342	538
(Decrease) increase in income taxes payable	(1,038)	875
Decrease in accrued liabilities	(1,868)	(864)
Increase in deferred revenue	444	372

Net cash provided by operating activities	7,137	2,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(517)	(490)
Purchases of investments in marketable securities	(6,139)	—

Net cash used in investing activities	(6,656)	(490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligation	(8)	(6)
Proceeds from exercises of common stock options	1,646	1,049
Dividends paid	(1,931)	(1,900)

Net cash used in financing activities	(293)	(857)

INCREASE IN CASH AND CASH EQUIVALENTS	188	708
CASH AND CASH EQUIVALENTS, beginning of period	14,625	51,861

CASH AND CASH EQUIVALENTS, end of period	$14,813	$52,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,130	$106

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under long-term obligation	$—	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. Basis of Presentation

      The accompanying condensed consolidated financial statements as of March 31, 2005 and December 31, 2004, have been prepared from the books and records of SpectraLink Corporation and its wholly owned subsidiary, SpectraLink International Corporation (together “SpectraLink” or “the Company”) and are unaudited. In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005.

      The financial statements should be read in conjunction with the audited financial statements and notes thereto as of, and for the year ended, December 31, 2004, which are included in SpectraLink’s Annual Report on Form 10-K. The accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in SpectraLink’s annual financial statements. Since its inception, the Company has conducted its operations in one operating segment.

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

	Three months ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Net Income, as reported	$2,164	$2,101
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(858)	(455)
Compensation expense for the stock purchase plan	(37)	(45)

Net Income, pro forma	$1,269	$1,601

Earnings Per Share:
Basic – as reported	$0.11	$0.11
Basic – pro forma	$0.07	$0.08

Diluted – as reported	$0.11	$0.11
Diluted – pro forma	$0.06	$0.08

      For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.80% and 1.56% for the three months ended March 31, 2005 and 2004, respectively; expected lives (net of forfeitures) of 3.35 years and 4.06 years for the three months ended March 31, 2005 and 2004, respectively;

a $0.10 per share quarterly dividend for the three months ended March 31, 2005 and 2004, respectively; and expected volatility of 74% and 79%, for the three months ended March 31, 2005 and 2004, respectively. The fair value of each purchase right under the employee stock purchase plan is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions: a $0.10 per share quarterly dividend for the three months ended March 31, 2005 and 2004, respectively, an expected life of six months; expected volatility of 47% and 77% for the three months ended March 31, 2005 and 2004, respectively; and a risk-free interest rate of 3.80% and 1.56% for the three months ended March 31, 2005 and 2004, respectively.

3. Inventories

      Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories, net, as of March 31, 2005 and December 31, 2004, consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Raw materials	$4,435	$4,245
Work in progress	—	1
Finished goods	5,470	3,830

	$9,905	$8,076

      The reserve for potential excess and/or obsolete inventories was $570,000 and $720,000 as of March 31, 2005 and December 31, 2004, respectively.

4. Earnings Per Share

      Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents as determined utilizing the treasury stock method. Potentially dilutive common stock options are excluded from the calculation of dilutive income per share because they were anti-dilutive totaled 1,048,270 and 151,161 for the three months ended March 31, 2005 and 2004, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Three months ended March 31,
	(In thousands, except per share amounts)
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$2,164	19,230	$0.11	$2,101	18,940	$0.11
Effect of dilutive securities:
Stock purchase plan	—	9	—	—	—	—
Stock options outstanding	—	471	—	—	830	—

Diluted EPS—	$2,164	19,710	$0.11	$2,101	19,770	$0.11

5. Product Warranties and Service

      The Company provides warranties against defects in materials and workmanship for its products generally ranging from 90 days to 15 months, and, in limited cases, up to 18 months. At the time the product is shipped, the Company establishes a provision for estimated expenses of providing service under these warranties based on historical warranty experience. A summary of activity for accrued product warranty and service is as follows:

	Three months ended
	March 31,
	2005	2004
	(In thousands)
Beginning Balance, Accrued Product Warranty and Service	$901	$493
Additions to the accrual for product warranties	254	314
Reductions for incurred warranty charges	(247)	(213)

Ending Balance, Accrued Product Warranty and Service	$908	$594

6. Advertising Costs

      The Company expenses all advertising costs as they are incurred. Advertising expense for the three months ended March 31, 2005 and 2004, were approximately $70,000 and $168,000, respectively.

7. Stockholders’ Equity

      During the first fiscal quarters of 2005 and 2004, the Company paid a quarterly cash dividend of $0.10 per share totaling $1,931,000 and $1,900,000, respectively, to holders of common stock. The Company did not repurchase any shares of outstanding common stock during the first fiscal quarters of 2005 or 2004.

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

      On April 16, 2004, the parties to these Consolidated Actions held a mediation in San Francisco. The parties entered into a Memorandum of Understanding settling the case for $1.5 million, subject to certain terms and conditions, including approval by the Court. The Court granted a final hearing for approval of the settlement on October 7, 2004, ending the litigation. The $1.5 million negotiated settlement was funded by the Company’s directors and officers insurance carrier.

      The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action securities litigation, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. In August of 2003, Defendants moved to dismiss the amended and corrected Elennis complaint. The Court denied that motion on March 22, 2004. No discovery has been conducted in either of the derivative actions. The defendants in the derivative actions engaged in settlement discussions with the derivative plaintiffs in light of the settlement of the Consolidated Actions and the parties reached an agreement in settling both derivative cases on March 23, 2005. An Order and Final Judgment was entered on March 25, 2005, ending the litigation. The settlement was paid by SpectraLink’s directors and officers insurance carrier.

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

9. Recently Issued or Proposed Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No.123, “Accounting for Stock-Based Compensation,” (“SFAS123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R. Under Rule 401(a) as amended, the Company is not required to adopt SFAS 123R until January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recognized over their vesting period for all unvested stock options at January 1, 2006, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect, if any, that the adoption of SFAS 151 will have on its consolidated results of operations.

PART I — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q contains forward-looking statements within the context of Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, which are described in this report. The actual results that we achieve may differ materially from those described in any forward-looking statement due to such risks and uncertainties. Certain statements in this Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and stockholders in the course of presentations about us, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Words such as believes, anticipates, expects, intends, could, might, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These projections and forward-looking statements are based on assumptions, which are believed reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Accordingly, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements. Some of the important factors that could cause actual results to differ from any of these projections or other forward-looking statements are detailed below and in other reports filed by us under the Securities Exchange Act of 1934. Certain risks and uncertainties relating to forward-looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition” and in Item 3 under the caption “Risk Factors”. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report, except as may be required under law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

Business Description and Overview

      We commenced operations in April 1990 to design, manufacture and sell unlicensed wireless telephone communication systems for businesses. Our product portfolio consists of two types of product categories differentiated by the wireless technologies implemented into the product: The Link™ wireless telephone system (Link WTS) and NetLink™ wireless telephones. Link WTS uses a proprietary radio infrastructure in the 902-928 MHz radio band targeted to organizations that desire a dedicated wireless voice solution for their on-premises mobile workforce. The NetLink wireless telephone products operate over IEEE 802.11-compliant wireless local area networks (WLANs) in the 2400-2483 MHz frequency band using standards-based Internet Protocol (IP) technology. NetLink products are targeted at organizations that want both a wireless voice and wireless data solution on a single network. We also offer an Open Application Interface (OAI), which enables third-party messaging applications to be integrated with our wireless telephones. Because of the recent advances in wireless local area network (WLAN) technology, a significant portion of our development efforts will focus on our existing NetLink products as well as new products that operate on a WLAN.

      For the three months ended March 31, 2005, we generated $20.6 million in revenue, resulting in net income of $2.2 million and $0.11 earnings per fully diluted share. This represents year-over-year growth in revenue of 7% and net income of 3%. In comparison, for the first quarter of 2004, net income was $2.1 million, or $0.11 earnings per fully diluted share, on revenue of $19.3 million.

      Our traditional distribution channels were responsible for about 59% of first quarter product sales, original equipment manufacturer (OEM) partners contributed approximately 16% of first quarter product sales, and the balance of 25% was met through our direct sales team. International product sales were approximately $1 million in the first quarter equaling 6.3% of total product sales.

      Sales from our Link Wireless Telephone Systems exceeded sales from our NetLink Wireless Telephone Systems in the first quarter. Link accounted for 56% of product sales, delivering $8.7 million in revenue. NetLink sales accounted for 44% of total product sales, or $6.8 million, which is down on a percentage basis from a record high of 53% in the fourth quarter of 2004. As OEM sales fluctuate, we experience correlating fluctuations for the NetLink product line.

      Overall gross margin was 64.5% in the first quarter, which is at the high end of our guidance range of 60-65% for the year. We attribute this to above average direct sales as a percentage of revenue as well as the shift in product mix favoring the Link products. Our Link product line gross margin is approximately 10% higher than the aggregate gross margin from the sale of the NetLink products because of the added infrastructure associated with Link sales.

However, we expect that we will sell more NetLink products; as a percentage of our total revenue, over time, so we expect that our overall gross margin will decrease in the future.

      Our operating margin of 15.5% in the first quarter is below our annual guidance of 18 to 20%, and is a direct result of lower than expected revenue for the first quarter and an increase in sales and marketing expenses from hiring additional direct sales personnel, which we had anticipated. However, our net income for the twenty-seventh consecutive quarter led to another quarter of positive cash from operations. The $2.2 million in net income for the first quarter, along with strong cash collections, resulted in the achievement by us of our twenty-fifth consecutive quarter of positive cash from operations, with cash from operations totaling over $7 million.

      The total of cash, cash equivalents and investments on our balance sheet at March 31, 2005, rose by more than 10% to $60.6 million from $54.4 million at December 31, 2004. We continue to invest in low-risk instruments including government securities and tax-free investments.

      During the first quarter, we paid a cash dividend of $1.9 million for the sixth straight quarter. We did not repurchase company stock in the first quarter. We have repurchased approximately 4.3 million shares through our repurchase program leaving a remaining balance of about 1.7 million shares still authorized for repurchase.

      In the first quarter, we launched enhanced features and capabilities for our NetLink Wireless Telephones. These enhancements include support for the latest security standards, improved performance and management for SpectraLink’s exclusive Wi-Fi push-to-talk feature and new user-interface attributes to improve usability in a wide variety of enterprise applications and environments. We also announced our new NetLink h340 Wireless Telephone in the first quarter. Designed for the demanding needs of the healthcare industry, the Wi-Fi handsets provide immediate communication for nurses, doctors and hospital staff with the privacy, security, voice quality and other business quality call features they require.

      We continue to monitor several emerging competitive threats. One such threat comes from overseas manufacturers attempting to bring products to the U.S. market that operate on the 1900 MHz DECT standard. We note that products from manufacturers in the Far East are not yet competitive with our products, since they remain entirely based on off-the-shelf silicon and standards based audio technology that provide none of the “standards-plus” features and quality that our customers have come to expect in a business quality wireless telephone. In addition, several manufacturers have announced wireless telephony products targeted at the enterprise with availability planned for later in 2005.

      Taking into account our first quarter results, and the near-term outlook for continuing softness in the OEM channel, we now expect our 2005 revenue to be just above $100 million, plus or minus 5%, with upside and downside potential roughly equal.

Results of Operations

     Net Sales

	Three Months		Three Months
	Ended March 31,	% Change	March 31, Ended
	2005	2004 to 2005	2004
Net sales	$20,588,000	6.6%	$19,313,000

      Product Sales, Net. We derive our product revenue principally from the sale of wireless, on-premises telephone systems.

      Product sales for the three months ended March 31, 2005 remained relatively constant with an increase of 1.7% to $15,456,000 from $15,206,000 for the same period last year.

      Service Sales. We derive our service revenue principally from the installation and service of wireless, on-premises telephone systems.

      Service sales for the three months ended March 31, 2005 increased 25.0% to $5,132,000 from $4,107,000 in the same period last year. The increase in service sales was primarily due to increased revenue from maintenance contracts relating to products previously sold to a larger installed base of customers, which continue to use our products and purchase maintenance contracts. Service sales also increased due to additional installations and time and material service repairs.

      The following table details the sales to different customer types as a percentage of total net sales.

	Three Months Ended
	March 31,
Customer Mix Table (As a Percentage of Net Sales)	2005	2004
Customer Type:
Indirect Product Sales (excluding OEM)	44.4%	49.4%
OEM Product Sales	12.1%	5.7%
Direct Product Sales	18.6%	23.6%
Service Sales	24.9%	21.3%

Total Net Sales	100.0%	100.0%

      The following table summarizes sales to major customers:

	Three Months Ended
	March 31,
Sales to Major Customers (As a Percentage of Net Sales)	2005	2004
Customer A:	*	10.8%

                (*) represents less than 10% of our revenue

      As of March 31, 2005, we had no customers that represented more than 10% of our net trade accounts receivable. As of December 31, 2004, three customers represented more than 10% of our trade accounts receivable. These customers represented 13.2%, 11.9% and 10.2% of net trade accounts receivable.

     Total Cost of Sales

	Three Months		Three Months
	Ended March 31,	% Change	Ended March 31,
	2005	2004 to 2005	2004
Total cost of sales	$7,303,000	6.6%	$6,848,000

      Cost of Product Sales. Our cost of product sales consists primarily of direct material, direct labor, product packaging, third party royalties, and manufacturing overhead.

      In the three months ended March 31, 2005, cost of product sales increased by 3.2% to $4,549,000 from $4,407,000 in the same period last year. Cost of product sales as a percentage of product sales, net was 29.4% and 29.0% for the three months ended March 31, 2005 and 2004, respectively.

      Gross profit from product sales, net increased 1.0% to $10,907,000 for the three months ended March 31, 2005, from $10,799,000 in the same period last year. For the three months ended March 31, 2005 and 2004, gross profit percentage from product sales, net (gross profit from product sales, net as a percentage of product sales, net) remained constant at 70.6% from 71.0%, respectively.

      Cost of Service Sales. Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.

      Cost of service sales for the three months ended March 31, 2005, increased by 12.8% to $2,754,000 from $2,441,000 in the same period last year. Cost of service sales as a percentage of service sales was 53.7% for the three months ended March 31, 2005, compared to 59.4% for the same period last year.

      For the three months ended March 31, 2005, gross profit from service sales increased by 42.7% to $2,378,000 from $1,666,000 in the same period last year. For the three months ended March 31, 2005 and 2004, respectively, gross profit from service sales, as a percentage of service sales, increased to 46.3% from 40.6%. For the three months ended March 31, 2005, compared to the same periods last year, gross profit from service sales increased primarily due to lower write-offs and reserves for obsolete service inventory and to economies of scale resulting from increased service sales.

     Gross Profit

	Three Months		Three Months
	Ended March 31,	% Change	Ended March 31,
	2005	2004 to 2005	2004
Gross profit	$13,285,000	6.6%	$12,465,000

      For the three months ended March 31, 2005, our gross profit margin (gross profit as a percentage of net sales) remained constant at 64.5% when compared to the same period last year.

      Operating Expenses

      Research and Development

	Three Months		Three Months
	Ended March 31,	% Change	Ended March 31,
	2005	2004 to 2005	2004
Expenses	$2,457,000	18.9%	$2,066,000
Percentage of net sales	11.9%		10.7%

      Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products, enhance existing products and reduce the cost of our systems. We expect that research and development expenses will be approximately 10% of net sales for fiscal 2005.

      For the three months ended March 31, 2005, compared to the same period last year, the increase was primarily due to increases in salaries and employee benefits related to increases in headcount and merit raises as well as consulting and facility costs.

      Marketing and Selling

	Three Months		Three Months
	Ended March 31,	% Change	Ended March 31,
	2005	2004 to 2005	2004
Expenses	$6,055,000	1.7%	$5,951,000
Percentage of total net sales	29.4%		30.8%

      Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, tradeshows, sales meetings and market research.

      The increase in dollars spent for the three months ended March 31, 2005, compared to the same period last year for both domestic and international sales, was primarily related to commissions due to higher sales in 2005 compared to the same period last year, as well as an increase in training and tradeshows. In addition, the increase was offset by a decrease in legal fees, as we negotiated and finalized several OEM agreements in the first quarter of 2004 and telephone expenses. Marketing and selling expenses as a percentage of net sales decreased from the prior year due to higher sales.

      General and Administrative

	Three Months		Three Months
	Ended March 31,	% Change	Ended March 31,
	2005	2004 to 2005	2004
Expenses	$1,582,000	30.1%	$1,216,000
Percentage of total net sales	7.7%		6.3%

      General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services.

      The increase for the three months ended March 31, 2005, compared to the same period last year, was primarily due to increasing our infrastructure to support future growth, which resulted in increased headcount, salaries and employee benefits to hire and retain personnel, as well as increases in insurance, travel and professional fees. This increase was offset by a decrease in legal fees and bad debt expense.

      Income from Operations

	Three Months		Three Months
	Ended March 31,	% Change	Ended March 31,
	2005	2004 to 2005	2004
Income from Operations	$3,191,000	(1.3)%	$3,232,000
Percentage of total net sales	15.5%		16.7%

      The income from operations for the three months ended March 31, 2005, remained relatively consistent with the same period last year.

      Other Non-Operating Income

	Three Months		Three Months
	Ended March 31,	% Change	Ended March 31,
	2005	2004 to 2005	2004
Investment income and other	$299,000	90.4%	$157,000
Percentage of total net sales	1.5%		0.8%

      Investment income is the result of our investment in money market, investment-grade debt securities, government securities, and corporate bonds, while reduced by typical banking fees.

      Income Tax

	Three Months		Three Months
	Ended March 31,	% Change	Ended March 31,
	2005	2004 to 2005	2004
Income tax expense	$1,326,000	3.0%	$1,288,000
Percentage of total net sales	6.4%		6.7%
Effective tax rate	38.0%		38.0%

      The increase in income tax expense for the three months ended March 31, 2005, compared to the same period last year was primarily related to higher taxable income.

      Liquidity and Capital Resources

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004
Cash from operating activities	$7,137,000	$2,055,000
Cash used in investing activities	(6,656,000)	(490,000)
Cash used in by financing activities	(293,000)	(857,000)

      We have funded our operations since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of March 31, 2005, we had $60,577,000 of cash, cash equivalents, short-term and long-term investments.

      During the three months ended March 31, 2005, we generated cash from operations of $7,137,000 consisting principally of net income of $2,164,000, a decrease in trade account receivable of $7,579,000, adjustments for depreciation and amortization, income tax benefit from exercises of stock options, and provision for excess and obsolete inventory that reconcile net income to cash, as well as increases in accounts payable and deferred revenue. The cash generated from operations was offset by increases in inventory, and other assets and decreases in income taxes payable and accrued liabilities. The decrease in the trade accounts receivable balance relates to a decrease in revenue in the first quarter of 2005 compared to the fourth quarter of 2004 and cash collections of approximately $29,000,000 during the first quarter of 2005. As of March 31, 2005, our trade accounts receivable days sales outstanding (DSO) was 45 days compared to 54 days as of December 31, 2004. This decrease in DSO was due to higher OEM sales in the fourth quarter 2004 which have longer payment terms. As OEM sales increase, we expect our DSO to trend up.

      For the three months ended March 31, 2005, investing activities used cash of $6,656,000, of which $6,139,000 was used for the purchase of marketable securities and $517,000 was used for purchases of property and equipment primarily related to purchases of software, research equipment, manufacturing equipment, manufacturing tooling and molds and leasehold improvements. Our investments in marketable securities consist of available for sale and held to maturity securities invested in government securities, tax-free short-term bond funds and an enhanced income fund with investments primarily in corporate notes and bonds, asset backed securities, U.S. government securities and municipal obligations.

      We used $293,000 of cash in financing activities in the three months ended March 31, 2005, which was primarily a result of the issuance and payment of a quarterly cash dividend for $1,931,000. This cash outflow was offset by proceeds of $1,646,000 received from common stock option exercises.

      As of March 31, 2005, we had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements included in the 2004 Form 10-K or as noted in the “Aggregate Contractual Obligations and Commercial Commitments” section. Stockholders’ equity at March 31, 2005, was $75,481,000, which represented 81.6% of total assets.

      As of March 31, 2005, we had working capital of $37,076,000 compared to $40,509,000 at December 31, 2004. The decrease in working capital occurred primarily from the purchase of investments in marketable securities classified as long-term. As of March 31, 2005, our current ratio (ratio of current assets to current liabilities) was 3.20:1, compared with a current ratio of 3.25:1 as of December 31, 2004.

      We believe that our current cash, cash equivalents, marketable securities and cash generated from operations will be sufficient, based on our presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital, pay dividends if any are declared and to finance our expansion for the foreseeable future (next 12 months). There can be no assurance, however, that we will not require additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.

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

      As of March 31, 2005, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	2005	2006	2007	2008	Thereafter	Total
Operating leases	$902,000	$912,000	$344,000	$—	$—	$2,158,000
Purchase commitments	1,350,000	106,000	—	—	—	1,456,000
Other obligations	42,000	50,000	50,000	18,000	—	160,000

Total contractual obligations and commercial commitments	$2,294,000	$1,068,000	$394,000	$18,000	$—	$3,774,000

      We believe our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments, and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Critical Accounting Policies and Estimates

      We have identified the most critical accounting principles upon which our reported financial position and results of operations depends. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Below is a summary of our most critical accounting policies. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 3 of this report and in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the U.S. Securities and Exchange Commission on March 4, 2005.

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

      The following table presents information about the nature and rationale for our critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No.123, “Accounting for Stock-Based Compensation,” (“SFAS123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R. Under Rule 401(a) as amended, we are not required to adopt SFAS 123R until January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recognized over their vesting period for all unvested stock options at January 1, 2006, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect, if any, that the adoption of SFAS 151 will have on our consolidated results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. As of March 31, 2005, we have not used derivative instruments or engaged in hedging activities, and have not been currently impacted significantly by fluctuations in foreign currency exchange rates.

Interest Rate Risk

      As part of our cash management strategy, at March 31, 2005, we had cash, cash equivalents and investments in marketable securities of approximately $60,577,000 mainly in the form of bank demand deposits, money market government securities and bond funds. We have completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% point increase in interest rates. If market rates had increased or decreased 1% during the three month period ended March 31, 2005, interest income would have increased or decreased by approximately $143,000.

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

our key personnel receive a total compensation package that includes stock options. The Financial Accounting Standards Board and other agencies have enacted changes to accounting principles generally accepted in the United States that, starting in 2006, will require us and other companies to record a charge to earnings for employee stock option grants, employee stock purchase plans and other equity incentives. In addition, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur higher compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could have a material and adverse impact on our business.

•	The risk of business interruption arising from our dependence on our manufacturing facility located in Boulder, Colorado, and the business relationship we have with Offshore Group to use a facility in Empalme, Sonora, Mexico which provides assembly services. We are highly dependent on our Boulder, Colorado manufacturing facility, which is home to the majority of our manufacturing and repair operations. We are also highly dependent upon our business relationship with Offshore Group to provide management services and an assembly facility located in Empalme, Sonora, Mexico. Our agreement with Offshore Group expires in August 2005, and we are in the process of re-negotiating a new agreement. We cannot assure you that we will be able to successfully re-negotiate a new agreement on terms favorable to us, or at all. If we are unable to enter a new agreement with Offshore Group, or should any other event occur that disrupts or indefinitely discontinues either of the facilities’ capacity to manufacture, assemble and repair our products, our ability to generate revenue, fulfill orders and attain financial goals would be greatly impaired. For instance, we may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

•	Our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, we must:

•	develop or gain access to new technologies in order to increase product performance and function, reduce product size, and maintain cost-effectiveness;

•	develop new products for existing and emerging wireless communications markets, and introduce such products in a timely manner;

•	implement an emerging wireless standards or multiple emerging wireless standards, quickly enough to satisfy market demands and without significant product redesign or the need to allocate additional resources to comply with multiple standards;

•	develop or obtain access to advanced wireless capabilities as they become available; and

•	design, develop and introduce competitive new products on a timely basis.

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

•	The uncertainty about economic prospects in some sectors of our target customer market, adversely impacts their information technology spending and our business. Our business has from time to time been adversely impacted by the uncertainty about general economic prospects in some sectors of our target customer market within the United States and worldwide, because this uncertainty has resulted in a decline in, or a failure to increase, their information technology spending. Consumers of information technology in some of these sectors may defer, and in some cases cancel, their purchase decisions. Our operating results may be adversely affected as a result. We expect the economic uncertainty to continue to adversely impact our business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from economic uncertainty include longer sales cycles, lower average selling prices, fewer large orders from a single customer and reduced revenue.

•	Changes in rules and regulations of the FCC and other regulatory agencies. The wireless communications industry, regulated by the Federal Communications Commission (FCC) in the United States and similar government agencies in other countries, is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, or changing free un-licensed to free based spectrum licensing could significantly impact our operations in the United States and internationally.

•	We are dependent on indirect sales channels for most of our revenue. A significant portion of our revenues is derived from a variety of third-party business partners, including OEMs, distributors and resellers. During the three months ended March 31, 2005, sales of our products through our indirect distributors accounted for 75.3% of our product revenue, of which 16.1% of product revenue was contributed by our OEM partners. Our contracts with third party business partners do not require those partners to purchase minimum quantities of our products or services. In fact, some of our third party business partners also offer the products of some of our competitors. In addition, our OEM agreements do not restrict an OEM from acquiring products from a third party or independently developing products and services that would directly compete with us. We cannot guarantee that any of our third party business partners will continue to market our products or devote significant resources to doing so. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third party business partners in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third party business partners and our business, and result in decreased sales through third party business partners or threatened or actual litigation. If our third party business partners do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party business partners have confidential information concerning our products and services, product release schedules and sales, marketing and third party reseller operations. Although we have nondisclosure agreements with our third party business partners, we cannot guarantee that any third-party business partner would not use our confidential information to compete with us. Furthermore, since we have experienced lower gross margins related to sales to our OEM partners, we may experience lower gross margins in the future if sales to our OEM partners become a larger percentage of product sales. Our success depends in part upon our ability to maintain and expand these relationships. The loss of any major partner, the failure to attract new partners or inability to maintain the current level of revenue from our existing partners could have an adverse effect on our business, operating results and financial condition.

•	Our revenue and earnings are seasonal. Seasonality and other factors may cause significant quarterly fluctuations in our revenue and net income. Our business is seasonal based on budget cycles in various vertical markets such as healthcare and retail. This causes significant quarterly fluctuations in our financial results. Generally, revenue and operating results are sequentially down in the first quarter from the fourth quarter, sequentially higher in the second quarter, sequentially flat or slightly higher or lower in the third quarter, and strongest in the fourth quarter. Actual results from operations may or may not follow these normal seasonal patterns in a given year leading to performance that is not in alignment with expectations.

•	A lower than anticipated rate of acceptance of domestic and international markets using the 802.11b standard. Our NetLink wireless telephones are compatible with the IEEE 802.11b standard for use on 802.11b compliant WLAN. Consequently, demand for NetLink wireless telephones depends upon the acceptance of markets utilizing 802.11b compliant networks. This depends in part upon the initial adoption of the 802.11b standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11b compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our products until wireless systems are developed which provide for greater security. Further, our products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11b compliant networks do not grow as we anticipate, our growth would be impeded and we would not be able to factor the related revenue into our growth in the future. If the 802.11b standard does not emerge as the dominant wireless standard in our markets, or multiple standards are adopted that require different technologies we may need to spend time and resources to add functionality to meet the additional standards and many of our strategic initiatives and investments may be of no or limited value. Further, to the extent that additional standards are adopted, our product differentiation could be minimized and our implementation may not be interoperable with the standard, necessitating additional product development to meet the standard which may cause product delays.

•	The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as we anticipate. We derive our revenue principally from the sale of wireless, on-premises telephone systems and related installation and other services relating to those systems. Therefore, our future operating results depend on the demand for those types of services. If this market does not grow or grow quickly, our future results of operations would be significantly harmed. In particular, increased demand for our NetLink product depends on the growth of the voice over Wi-Fi-related market. Although NetLink sales have grown significantly in recent periods, the market for deployment of converged voice and data wireless networks in the general enterprise continues to be immature. We expect that this will remain the case unless that market moves through its acceptance of IP wireless applications, standards adoption increases to reduce complexity, and customers deploy wireless IP access points more fully throughout their enterprise networks in densities required to support wireless voice traffic.

•	Our reliance on a limited number of significant customers. A portion of our revenue in the past has been derived from a limited number of customers. We also have experienced quarter-to-quarter variability in sales to each of our major customers and expect this pattern to continue in the future.

•	We might not be able to execute on our business plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely, or if new members of our management team fail to work effectively together. Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others have been promoted within, or have joined senior management roles recently. For example, three of the five executive officers were either new to the Company or were promoted. Our success depends in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts for our executive officers, and do not maintain key person insurance on any of our executive officers. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors, and could experience a loss in productivity while any such successor develops the necessary training and experience.

•	Our reliance on our 802.11b technology partners to continue to provide the wireless local area network for our NetLink product, and to provide access points which support SpectraLink’s Voice Priority Technology. In the absence of a wireless voice prioritization standard to ensure quality of service, we rely on 802.11b technology partners, such as Proxim, Symbol Technologies, and Cisco Systems to continue to provide wireless local area network support for our NetLink product, and to provide access points that support SVP capability. If any of our technology partners fail to provide voice prioritization support for our products, the market opportunity for NetLink products would be reduced and our future results of operations would be materially harmed until we find new 802.11b technology partners or voice prioritization standards are adopted.

•	Our ability to generate continued market growth rates may require us to participate in industry consolidation. As part of our business strategy to continue our market growth for IP telephony, we may engage in acquisitions or mergers with other companies, or individual product lines, technologies and/or personnel or become the target for a merger or acquisition. Acquisitions or mergers involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current stockholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Experience possible delays in financial reporting and additional resources required to integrate ERP systems;

•	Incur additional financial costs and personnel resources which may be required to timely comply on a consolidated basis with Section 404, “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs and restructuring and other related expenses; and

•	Become subject to intellectual property or other litigation.

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

•	The assertion of intellectual property infringement claims against us. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe upon issued patents, patents to be issued in the future, or other intellectual property rights of others. We may in the future be notified that we are infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against us that we are infringing upon intellectual property rights of others, there can be no assurance that infringement claims will not occur in the future. From time to time, third-parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets. We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of our resolution, could result in substantial costs and diversion of resources. If it were determined that our products infringe upon the intellectual property rights of others, we would need to obtain licenses from these parties or reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

•	We rely on the availability of third-party licenses. Many of our products are designed to include software or other intellectual property licensed from third-parties, especially through our OEM agreements. If we terminate OEM or technology partner relationships, it may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could harm our business, operating results, and financial condition.

•	Changes in securities laws and regulations have increased our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, have required changes in some of our corporate governance, public disclosure and compliance practices. The Act also required the SEC to implement additional new rules on a variety of subjects. In addition to rules made by the SEC, the Nasdaq National Market has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. These developments have increased our legal and financial compliance costs, and make some activities, like SEC reporting obligations, more expensive and difficult. For instance, in seeking to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002, we spent approximately $700,000 in outside services associated with documenting, testing and auditor review of our internal controls during 2004. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and are continuing to estimate the timing and magnitude of additional costs we may incur as a result.

•	Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No.123, “Accounting for Stock-Based Compensation,” (“SFAS123”) and supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commissions made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R. Under Rule 401(a) as amended, we are not required to comply with SFAS 123R until January 1, 2006. Our reported earnings will be decreased when we change our accounting policy in accordance with the fair-value based concepts soon to be required.

•	The historic volatility of our stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12-month period ended March 31, 2005, the closing price of our common stock has ranged from a high of $18.00 per share to a low of $7.97 per share. Many factors could cause the market price of our common stock to fluctuate, including:

•	variations in our actual or anticipated quarterly or annual results;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	announcements of technological innovations by us or by our competitors;

•	introduction of new products or product enhancements or new pricing policies by us or by our competitors;

•	government regulation;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	changes in the market valuations of other telecommunications companies;

•	the amount of liquid financial resources available to us;

•	the gain or loss of significant customers including OEMs; and

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts.

In addition, the stock market in general, and the market for technology-related stocks in particular, could decline, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we have previously been sued in several securities class action lawsuits which we successfully settled.

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

      Changes in Internal Controls over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the

United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II            Other Information

      Item 1. Legal Proceedings

      Two derivative lawsuits were filed in February 2002, each of which related to the now-settled consolidated class action securities lawsuits that are summarized in Note 8 in the accompanying Notes to the Consolidated Financial Statements: Evie Elennis, derivatively on behalf of SpectraLink Corporation, Plaintiff(s), v. Bruce M. Holland, Anthony V. Carollo, Jr., Gary L. Bliss, Michael P. Cronin, Nancy K. Hamilton and John H. Elms, Defendants), and SpectraLink Corporation, Nominal Defendant (United States District Court Civil Action Number 02-D-0345); and Roger Humphreys, Derivatively on Behalf of Nominal Defendant SpectraLink Corporation, Plaintiff, v. Carl D. Carman, Anthony V. Carollo, Jr., Bruce M. Holland, Burton J. McMurtry, Gary L. Bliss, Michael P. Cronin, John H. Elms, and Nancy K. Hamilton, Defendants (Colorado District Court Case No. 02CV1687). In these cases, the plaintiffs allege that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation. The plaintiffs in these derivative cases allege that SpectraLink has and will continue to suffer injury as a result of these alleged violations of duty for which the officers and directors should be liable.

      The two derivative actions were stayed pending resolution of the motion to dismiss in the consolidated class action, and plaintiff’s counsel in the Elennis derivative action filed an unopposed motion for relief from the stay and filed an amended complaint and then a corrected amended complaint. Prior to the entry of the stays in each of the derivative cases, the defendants had filed motions to dismiss. In August of 2003, Defendants moved to dismiss the amended and corrected Elennis complaint. The Court denied that motion on March 22, 2004. No discovery has been conducted in either of the derivative actions. The defendants in the derivative actions engaged in settlement discussions with the derivative plaintiffs in light of the settlement of the Consolidated Actions and the parties reached an agreement in settling both derivative cases on March 23, 2005. An Order and Final Judgment was entered on March 25, 2005, ending the litigation. The settlement was paid by SpectraLink’s directors and officers insurance carrier.

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

Exhibits filed with SpectraLink’s 2004 Form 10-K constitute those exhibits currently required to be on file. The reader should refer to the 2004 Form 10-K under Part III, Item 15, for a list of those exhibits.

SPECTRALINK CORPORATION
SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

Date: May 6, 2005

By: /s/ DAVID I. ROSENTHAL
David I. Rosenthal,
Chief Financial Officer, Executive Vice
President of Finance and Administration,
Secretary and Treasurer
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