Form 10-Q
period 2005-06-30
SPECTRALINK CORP
filed 2005-08-05
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
As of July 31, 2005, there were 18,926,796 shares outstanding of SpectraLink Corporation’s Common Stock — par value per share $0.01.

SPECTRALINK CORPORATION AND SUBSIDIARY

PART I — ITEM 1
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,864	$14,625
Investment in marketable securities — current	12,493	11,984
Trade accounts receivable, net of allowance of $338 and $374, respectively	14,250	21,252
Inventory, net of allowance of $543 and $720, respectively	11,587	8,076
Deferred income taxes	1,445	1,473
Prepaids and other	1,614	1,088

Total current assets	50,253	58,498

INVESTMENT IN MARKETABLE SECURITIES, net of current portion	33,436	27,781
PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	2,692	2,481
Equipment	11,663	10,503
Leasehold improvements	1,162	1,036

	15,517	14,020
Less — accumulated depreciation	(10,255)	(9,436)

Net property and equipment	5,262	4,584
DEFERRED INCOME TAXES	145	103
OTHER	504	460

TOTAL ASSETS	$89,600	$91,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,325	$1,132
Income taxes payable	999	1,038
Accrued payroll, commissions and employee benefits	2,356	3,727
Accrued sales, use and property taxes	685	732
Accrued warranty expenses	800	901
Other accrued expenses and liabilities	2,874	3,315
Deferred revenue	7,564	7,144

Total current liabilities	17,603	17,989
LONG-TERM LIABILITIES	187	214

TOTAL LIABILITIES	17,790	18,203

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 23,659 and 23,407 shares issued, respectively, and 18,927 and 19,138 shares outstanding, respectively	237	234
Additional paid-in capital	79,983	77,356
Retained earnings	28,982	28,030
Treasury stock, 4,732 and 4,270 shares, respectively, at cost	(37,392)	(32,397)

TOTAL STOCKHOLDERS’ EQUITY	71,810	73,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,600	$91,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
SALES:
Product sales	$16,614	$15,664	$32,070	$30,870
Service sales	5,497	4,461	10,629	8,568

Net sales	22,111	20,125	42,699	39,438

COST OF SALES:
Cost of product sales	4,669	4,849	9,218	9,256
Cost of services sales	2,959	2,518	5,713	4,959

Total cost of sales	7,628	7,367	14,931	14,215

Gross profit	14,483	12,758	27,768	25,223

OPERATING EXPENSES:
Research and development	2,489	2,303	4,946	4,368
Marketing and selling	6,508	5,709	12,563	11,660
General and administrative	1,547	1,593	3,129	2,810

Total operating expenses	10,544	9,605	20,638	18,838

INCOME FROM OPERATIONS	3,939	3,153	7,130	6,385
INVESTMENT INCOME AND OTHER:
Interest income, net	393	117	744	233
Other income (expense), net	(53)	(11)	(105)	30

Total investment income and other	340	106	639	263

INCOME BEFORE INCOME TAXES	4,279	3,259	7,769	6,648
INCOME TAX EXPENSE	1,626	1,238	2,952	2,526

NET INCOME	$2,653	$2,021	$4,817	$4,122

BASIC EARNINGS PER SHARE	$0.14	$0.11	$0.25	$0.22

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	19,040	19,090	19,130	19,010

DILUTED EARNINGS PER SHARE	$0.14	$0.10	$0.25	$0.21

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,230	19,650	19,480	19,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,817	$4,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	819	771
Amortization of premium on investments in marketable securities	68	—
Income tax benefit from the exercise of stock options	475	588
Provision for (recovery of) bad debts	(6)	55
Provision for excess and obsolete inventory	327	220
Deferred income taxes	28	(228)
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	7,008	(471)
Increase in inventory	(3,838)	(2,889)
Increase in other assets	(570)	(459)
Increase (decrease) in accounts payable	1,193	(19)
Decrease in income taxes payable	(39)	—
Decrease in accrued liabilities	(1,971)	(484)
Increase in deferred revenue	420	1,173

Net cash provided by operating activities	8,731	2,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,497)	(1,019)
Purchases of investments in marketable securities	(6,323)	—

Net cash used in investing activities	(7,820)	(1,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligation	(16)	(17)
Proceeds from exercises of common stock options	1,841	3,276
Proceeds from issuances of common stock	363	321
Dividends paid	(3,865)	(3,825)
Purchases of treasury stock	(4,995)	—

Net cash used in financing activities	(6,672)	(245)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,761)	1,115
CASH AND CASH EQUIVALENTS, beginning of period	14,625	51,861

CASH AND CASH EQUIVALENTS, end of period	$8,864	$52,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,495	$2,291

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under long-term obligation	$—	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements as of June 30, 2005 and December 31, 2004, and for the three and six month periods ended June 30, 2005 and 2004, have been prepared from the books and records of SpectraLink Corporation and its wholly owned subsidiary, SpectraLink International Corporation (together “SpectraLink” or “the Company”) and are unaudited. In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005.
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
2. Investments in Marketable Securities
     As of June 30, 2005 and December 31, 2004, the Company has investments in marketable securities that consist of U.S. Government or U.S. Government Agency Bonds as well as shares in tax-free municipal bond funds and an enhanced income fund. The Company’s investments in marketable securities are comprised of available-for-sale and held-to-maturity investments. The Company determines the appropriate classification in its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity dates and are stated at amortized cost. Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. The Company classified its available-for-sale marketable securities as non-current in the accompanying balance sheet as the Company does not reasonably expect the available-for-sale marketable securities to be sold during the operating cycle of the business, typically within one year. The available-for-sale marketable securities consist of shares in open-ended municipal tax-free short-term bond funds and an enhanced income fund with investments primarily in corporate notes and bonds, asset backed securities, U.S. government securities and municipal obligations.
3. Stock-Based Compensation Plans
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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net Income, as reported	$2,653	$2,021	$4,817	$4,122
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(4,767)*	(952)	(5,607)*	(1,407)
Compensation expense for the stock purchase plan	(38)	(38)	(76)	(83)

Net Income (Loss), pro forma	$(2,152)	$1,031	$(866)	$2,632

Earnings Per Share:
Basic — as reported	$0.14	$0.11	$0.25	$0.22
Basic — pro forma	$(0.11)	$0.05	$(0.05)	$0.14

Diluted — as reported	$0.14	$0.10	$0.25	$0.21
Diluted — pro forma	$(0.11)	$0.05	$(0.05)	$0.13

*	Includes compensation expense (net of related tax effect) resulting from the acceleration of vesting of certain outstanding stock options, as described below.
     For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 3.62% and 3.75% for the three and six months ended June 30, 2005, and 2.52% and 2.05% for the three and six months ended June 30, 2004, respectively; expected lives (net of forfeitures) of 3.86 years and 3.47 years for the three and six months ended June 30, 2005, and 3.92 years and 3.99 years for the three and six months ended June 30, 2004, respectively; a $0.10 per share quarterly dividend for the three and six months ended June 30, 2005 and 2004, respectively; and expected volatility of 72.7% and 73.4%, for the three and six months ended June 30, 2005, and 73.9% and 76.6% for the three and six months ended June 30, 2004, respectively. The fair value of each purchase right under the employee stock purchase plan is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions: a $0.10 per share quarterly dividend for the three and six months ended June 30, 2005 and 2004, respectively; an expected life of six months; expected volatility of 51.4% and 49.0% for the three and six months ended June 30, 2005, and 76.9% and 77.0% for the three and six months ended June 30, 2004, respectively; and a risk-free interest rate of 3.18% and 3.48% for the three and six months ended June 30, 2005, and 2.52% and 2.04% for the three and six months ended June 30, 2004, respectively.
     On June 21, 2005, the Board of Directors authorized the acceleration of the vesting of stock options outstanding under the Company’s 2000 Stock Option Plan and the Company’s prior equity compensation plans that have exercise prices per share higher than the closing price of the Company’s stock on June 21, 2005, which was $10.75. Options held by directors, including John Elms, the Company’s president and CEO, were not included in the vesting acceleration. Options to purchase approximately 1.1 million shares of the Company’s common stock became exercisable immediately.
     The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is effective for the Company beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the income statement rather than as proforma footnote disclosure in the Company’s consolidated financial statements. The acceleration of the vesting of these options did not result in a charge to reported earnings based on generally accepted accounting principles.
     These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, in accordance with SFAS No. 123, the Company included the remaining unamortized compensation expense of approximately $3,871,000 million (net of tax) related to the accelerated options in its proforma net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2005. Had this acceleration not been taken, the unamortized fair value-based compensation expense would have been recorded in future periods through 2009, under vesting schedules in place prior to the acceleration, which generally would have resulted in fair value-based compensation expenses of $88,000 for the three months ended June 30, 2005, $1,206,000 for the remainder of 2005, $1,501,000 in 2006, $793,000 in 2007, $269,000 in 2008 and $14,000 in 2009, all without regard to the effect of forfeitures.

4. Inventories
     Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories, net, as of June 30, 2005 and December 31, 2004, consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Raw materials	$5,445	$4,245
Work in progress	1	1
Finished goods	6,141	3,830

	$11,587	$8,076

     The reserve for potential excess and/or obsolete inventories was $543,000 and $720,000 as of June 30, 2005 and December 31, 2004, respectively.
5. Earnings Per Share
     Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents as determined utilizing the treasury stock method. Potentially dilutive common stock options, totaling 1,891,003 and 952,244 for the three months ended June 30, 2005 and 2004, respectively, and 1,447,061 and 607,605 for the six months ended June 30, 2005 and 2004, respectively, were excluded from the calculation because they were anti-dilutive. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Three months ended June 30,
	(In thousands, except per share amounts)
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$2,653	19,040	$0.14	$2,021	19,090	$0.11
Effect of dilutive securities:
Stock purchase plan	—	10	—	—	20	—
Stock options outstanding	—	180	—	—	540	(0.01)

Diluted EPS—	$2,653	19,230	$0.14	$2,021	19,650	$0.10

	Six months ended June 30,
	(In thousands, except per share amounts)
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$4,817	19,130	$0.25	$4,122	19,010	$0.22
Effect of dilutive securities:
Stock purchase plan	—	22	—	—	13	—
Stock options outstanding	—	328	—	—	697	(0.01)

Diluted EPS—	$4,817	19,480	$0.25	$4,122	19,720	$0.21

6. Product Warranties and Service
     The Company provides warranties against defects in materials and workmanship for its products generally ranging from 90 days to 15 months, and in limited cases, up to 18 months. At the time the product is shipped, the Company establishes a provision for estimated expenses of providing product and services under these warranties based on historical warranty experience. A summary of activity for accrued product warranty and service is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Beginning Balance, Accrued Product Warranty and Service	$908	$594	$901	$493
Additions to the accrual for product warranties	151	358	405	672
Reductions for incurred warranty charges	(259)	(241)	(506)	(454)

Ending Balance, Accrued Product Warranty and Service	$800	$711	$800	$711

7. Advertising Costs
     The Company expenses all advertising costs as they are incurred. Advertising expense was approximately $188,000 and $171,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $258,000 and $339,000 for the six months ended June 30, 2005 and 2004, respectively.
8. Stockholders’ Equity
     During the second quarters of 2005 and 2004, the Company paid a quarterly cash dividend of $0.10 per share totaling $1,934,000 and $1,925,000, respectively, to holders of common stock. For each of the six months ended June 30, 2005 and 2004, the Company paid two quarterly cash dividends of $0.10 per share for a total of $3,865,000 and $3,825,000, respectively. During the second quarter of 2005, the Company repurchased 462,000 of its outstanding common stock (now classified as treasury stock) for $4,995,000. The Company did not repurchase any shares of its outstanding common stock during the first quarter of 2005 or six months ended June 30, 2004.
9. Recently Issued or Proposed Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R. Under Rule 401(a) as amended, the Company is not required to adopt SFAS 123R until January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recognized over their vesting period for all unvested stock options at January 1, 2006, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect, if any, that the adoption of SFAS 151 will have on its consolidated results of operations.

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
     For the three months ended June 30, 2005, we generated $22.1 million in revenue, resulting in net income of $2.7 million and $0.14 earnings per diluted share. This represents year-over-year growth in revenue of 10% and earnings per diluted share of 40%. In comparison, for the second quarter of 2004, net income was $2.0 million, or $0.10 earnings per diluted share, on revenue of $20.1 million.
     In the second quarter, our traditional distribution channels were responsible for approximately 64% of product sales, original equipment manufacturer (OEM) partners contributed approximately 11% of product sales, and the balance of 25% was met through our direct sales organization. International product sales were approximately $1 million in the second quarter, or 6% of total product sales.
     Sales to our OEM partners in the first six months of 2005 were lower when compared to the last half of 2004 because of general softness in the market and the acquisition of Airespace, an access point provider, by Cisco Systems, Inc., in January 2005. As a result, several of our OEM partners needed to recertify new access point providers, which as of June 30, 2005, had not been accomplished. We are cautiously optimistic that OEM sales could be stronger in the second half of 2005, although there can be no assurance that sales will increase.
     Sales from our Link Wireless Telephone Systems exceeded sales from our NetLink Wireless Telephones in the second quarter. Link accounted for 62% of product sales, delivering $10.3 million in revenue. NetLink sales accounted for 38% of total product sales, or $6.3 million, which is less than the contribution in the first quarter of

2005, due primarily to the decrease in sales to OEM partners described above. We experience fluctuations in product mix on a quarter to quarter basis.
     Overall gross margin was 65.5% in the second quarter, which is slightly higher than our guidance range of 60-65% for the year. We attribute this to the higher mix of Link sales relative to NetLink sales this quarter as well as above average direct sales as a percentage of revenue. Our Link product line gross margin is approximately 10% higher than the aggregate gross margin from the sale of the NetLink products because of the added infrastructure associated with Link sales. However, we expect that over time, we will sell more NetLink products as a percentage of our total revenue, and so we anticipate that our overall gross margin will decrease in the future.
     Our operating margin of 17.8% in the second quarter has improved from last quarter’s operating margin of 15.5% and is just slightly below our annual guidance of 18-20%. We generated a net income for the twenty-eighth consecutive quarter, leading to another quarter of positive cash from operations.
     The total of cash, cash equivalents and investments at June 30, 2005, decreased to $54.8 million from $60.6 million at March 31, 2005, as we paid our seventh consecutive cash dividend in the second quarter of 2005 of $1.9 million and repurchased 462,000 shares of Company stock for $5.0 million in the second quarter. We have repurchased approximately 4.7 million shares through our repurchase program leaving a remaining balance of 1.3 million shares still authorized for repurchase. We continue to invest in low-risk instruments including government securities and tax-free investments.
     In the first half of 2005, we launched enhanced features and capabilities for our NetLink Wireless Telephones. These enhancements include support for the latest security standards, improved performance and management for SpectraLink’s exclusive Wi-Fi push-to-talk feature and new user-interface attributes to improve usability in a wide variety of enterprise applications and environments. In the second quarter, we also announced our new NetLink h340 Wireless Telephone, that is designed to address the needs of the healthcare industry. We also announced that the NetLink SVP Server is now available for smaller enterprises in the form of 10 or 20 user capacities. Based on customer input, these two new NetLink SVP Server configurations are designed to provide a cost-effective, wireless quality of service solution for small and medium business customers using IP telephony platforms. We also introduced a Quad Charger which is targeted towards 24-hour shift operations where Link Wireless Telephones remain in operation around-the-clock.
     We continue to monitor several emerging competitive threats. One such threat comes from manufacturers planning to bring DECT-based products to the U.S. market now that some of the deployment constraints on the 1920-1930 MHz Unlicensed PCS band have been lifted. DECT is a circuit-switched, voice-only wireless technology which we do not expect to penetrate the large enterprise market where convergence and IP technology are more in demand. Also, several Wi-Fi-based products from original design manufacturers (ODM) in the Far East have been announced, although we do not consider these products competitive with our products since they remain entirely based on off-the-shelf silicon and standards-based technology that provide limited PBX interoperability and limited enhanced features.
     On June 21, 2005, our board approved the acceleration of the vesting of all stock options outstanding that had exercise prices per share higher than the closing price of our stock on June 21, 2005, which was $10.75. The primary purpose of the accelerated vesting was to eliminate future compensation expense we would otherwise recognize in our income statement with respect to these accelerated options upon the adoption of SFAS 123R, as described in greater detail in Note 1 to the Condensed Consolidated Financial Statements. Options to purchase approximately 1.1 million shares of our common stock became exercisable immediately. Options held by directors, including John Elms, our president and CEO, were not included in the vesting acceleration.
Results of Operations
Net Sales

		% Change
	June 30, 2005	2004 to 2005	June 30, 2004
For the three months ended	$22,111,000	9.9%	$20,125,000
For the six months ended	$42,699,000	8.3%	$39,438,000

     Product Sales, Net. We derive our product revenue principally from the sale of wireless, on-premises telephone systems.
     Product sales for the three months ended June 30, 2005, increased 6.1% to $16,614,000 from $15,664,000 for the same period last year. The increase in product sales for the three months ended June 30, 2005, was primarily due to an increase in Link product sales. For the three months ended June 30, 2005, Link product revenue was approximately $10,300,000, representing 62.0% of product revenue compared to $8,643,000, representing 55.2% of product revenue for the same period last year. For the three months ended June 30, 2005, NetLink product revenue was $6,314,000 representing 38.0% of total product revenue compared to $7,021,000 representing 44.8% of product revenue for the same period last year.
     Product sales for the six months ended June 30, 2005, increased 3.9% to $32,070,000 from $30,870,000 for the same period last year. The increase in product sales for the six months ended June 30, 2005, was primarily due to an overall increase in NetLink product sales. For the six months ended June 30, 2005, NetLink product revenue was approximately $13,114,000, representing 40.9% of product revenue compared to $11,710,000, representing 37.9% of product revenue for the same period last year. For the six months ended June 30, 2005, Link product revenue was $18,956,000, representing 59.1% of total product revenue compared to $19,160,000, representing 62.1% of product revenue for the same period last year.
     Service Sales. We derive our service revenue principally from the installation and service of wireless, on-premises telephone systems.
     Service sales for the three months ended June 30, 2005, increased 23.2% to $5,497,000 from $4,461,000 in the same period last year. Service sales for the six months ended June 30, 2005, increased 24.1% to $10,629,000 from $8,568,000 for the same period last year. The increase in service sales was primarily due to increased revenue from maintenance contracts relating to products previously sold to a larger installed base of customers, which continue to use our products and purchase maintenance contracts. Service sales also increased due to additional installations and time and material service repairs.
     The following table details the sales to different customer types as a percentage of total net sales.

	Three Months Ended		Six Months Ended
Customer Mix Table (As a Percentage of Net Sales)	June 30,		June 30,
	2005	2004	2005	2004
Customer Type:

Indirect Product Sales (excluding OEM)	48.2%	47.1%	46.4%	48.3%
OEM Product Sales	8.1%	14.4%	10.0%	10.1%
Direct Product Sales	18.8%	16.3%	18.7%	19.9%
Service Sales	24.9%	22.2%	24.9%	21.7%

Total Net Sales	100.0%	100.0%	100.0%	100.0%

     The following table summarizes sales to major customers:

	Three Months Ended		Six Months Ended
Sales to Major Customer (As a Percentage of Net Sales)	June 30,		June 30,
	2005	2004	2005	2004
Customer A:	*	15.2%	*	13.1%

(*) represents less than 10% of our revenue
     For the three and six months ended June 30, 2005, we had no customers that represented more that 10% of total net sales.
     As of June 30, 2005, we had one customer that represented more than 10% of our net trade accounts receivable. This customer represented 11.2% of our net trade accounts receivable. As of December 31, 2004, three customers represented more than 10% of our trade accounts receivable. These customers represented 13.2%, 11.9% and 10.2% of net trade accounts receivable.

Total Cost of Sales

		% Change
	June 30, 2005	2004 to 2005	June 30, 2004
For the three months ended	$7,628,000	3.5%	$7,367,000
For the six months ended	$14,931,000	5.0%	$14,215,000
     Cost of Product Sales. Our cost of product sales consists primarily of direct material, direct labor, product packaging, third party royalties, and manufacturing overhead.
     For the three months ended June 30, 2005, cost of product sales decreased by 3.7% to $4,669,000 from $4,849,000 in the same period last year. Cost of product sales as a percentage of product sales, net was 28.1% and 31.0%, for the three months ended June 30, 2005 and 2004, respectively.
     Gross profit from product sales, net increased 10.4% to $11,945,000 for the three months ended June 30, 2005, from $10,815,000 in the same period last year. For the three months ended June 30, 2005 and 2004, gross profit percentage from product sales, net (gross profit from product sales, net as a percentage of product sales, net) was 71.9% and 69.0%, respectively.
     For the three months ended June 30, 2005, compared to the same period last year, the gross profit from product sales, net increased primarily for the following reasons. First, OEM sales, which typically have larger discounts, declined to 10.7% of product sales for the three months ended June 30, 2005 from 18.5% of product sales for the same period last year. Second, we had an increase in Link sales that carry higher margin over the NetLink products. Third, we experienced an overall decrease in warranty costs.
     For the six months ended June 30, 2005, cost of product sales decreased 0.4% to $9,218,000 from $9,256,000 for the same period last year. Cost of product sales as a percentage of product sales, net was 28.7% and 30.0%, for the six months ended June 30, 2005 and 2004, respectively.
     For the six months ended June 30, 2005, gross profit from product sales, net increased 5.7% to $22,852,000 from $21,614,000 in the same period last year. For the six months ended June 30, 2005 and 2004, gross profit percentage from product sales, net (gross profit from product sales, net as a percentage of product sales, net) was to 71.3% and 70.0%, respectively.
     For the six months ended June 30, 2005, compared to the same period last year, the gross profit from product sales, net increased primarily due to an overall increase in product revenue compared to the same period last year and we experienced a decrease in warranty costs.
     Cost of Service Sales. Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.
     Cost of service sales for the three months ended June 30, 2005, increased by 17.5% to $2,959,000 from $2,518,000 in the same period last year. Cost of service sales as a percentage of service sales was 53.8% for the three months ended June 30, 2005, compared to 56.4% for the same period last year. Cost of service sales for the six months ended June 30, 2005, increased by 15.2% to $5,713,000 from $4,959,000 in the same period last year. Cost of service sales as a percentage of service sales was 53.7% for the six months ended June 30, 2005, compared to 57.9% for the same period last year.
     For the three months ended June 30, 2005, gross profit from service sales increased by 30.6% to $2,538,000 from $1,943,000 in the same period last year. For the three months ended June 30, 2005 and 2004, respectively, gross profit from service sales, as a percentage of service sales, increased to 46.2% from 43.6%. For the six months ended June 30, 2005, gross profit from service sales increased by 36.2% to $4,916,000 from $3,609,000 in the same period last year. For the six months ended June 30, 2005 and 2004, respectively, gross profit from service sales, as a percentage of service sales, increased to 46.3% from 42.1%. For the three and six months ended June 30, 2005, gross profit from service sales increased primarily due to increased service sales. For the three and six months ended June 30, 2005, gross profit from service sales, as a percentage of service sales, increased as a result of the cost of service sales not increasing at the same rate as the increase in service sales due to the service operations working more efficiently.

Gross Profit

		% Change
	June 30, 2005	2004 to 2005	June 30, 2004
For the three months ended	$14,483,000	13.5%	$12,758,000
For the six months ended	$27,768,000	10.1%	$25,223,000
     For the three months ended June 30, 2005, our gross profit margin (gross profit as a percentage of net sales) increased to 65.5% compared to 63.4% for the same period last year. For the six months ended June 30, 2005, our gross profit margin (gross profit as a percentage of net sales) increased to 65.0% compared to 64.0% for the same period last year.
Operating Expenses
Research and Development

		% Change
	June 30, 2005	2004 to 2005	June 30, 2004
For the three months ended	$2,489,000	8.1%	$2,303,000
Percentage of total net sales for the three months ended	11.3%	—	11.4%
For the six months ended	$4,946,000	13.2%	$4,368,000
Percentage of total net sales for the six months ended	11.6%	—	11.1%
     Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products, enhance existing products and reduce the cost of our systems. We expect that research and development expenses will be approximately 10% of net sales for fiscal 2005.
     The increase in research and development expenses for the three months ended June 30, 2005, compared to the same period last year, primarily relates to an increase in payroll costs due to increases in headcount, merit raises, and recruiting costs related to the search for our executive vice president of engineering. These expenses were offset by a decrease in miscellaneous parts and supplies and product design costs.
     For the six months ended June 30, 2005, compared to the same period last year, the increase in the expense primarily relates to an increase in payroll costs, due to increases in headcount and merit raises, and recruiting costs.
Marketing and Selling

		% Change
	June 30, 2005	2004 to 2005	June 30, 2004
For the three months ended	$6,508,000	14.0%	$5,709,000
Percentage of total net sales for the three months ended	29.4%	—	28.4%
For the six months ended	$12,563,000	7.7%	$11,660,000
Percentage of total net sales for the six months ended	29.4%	—	29.6%
     Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, tradeshows, sales meetings and market research.
     The increase in dollars spent for both domestic and international sales and marketing expenses for the three months ended June 30, 2005, compared to the same period last year, was primarily related to increased commissions due to higher sales in 2005 and an increase in payroll costs due to increases in headcount and merit raises, as well as an increase in advertising and training. The increase was partially offset by a decrease in legal fees and recruiting expenses relative to the comparable period last year as we hired our executive vice president of sales and marketing in May 2004.
     For the six months ended June 30, 2005, compared to the same period last year for both domestic and international sales, the increase in sales and marketing expenses was primarily related to increased commissions due to higher sales in 2005 and an increase in payroll costs due to increases in headcount and merit raises, as well as an increase in advertising and training. This increase was partially offset by a decrease in legal fees, as we negotiated and finalized several OEM agreements in the first quarter of 2004 and recruiting expenses as we hired our executive vice president of sales and marketing in May 2004.
General and Administrative

		% Change
	June 30, 2005	2004 to 2005	June 30, 2004
For the three months ended	$1,547,000	(2.9)%	$1,593,000
Percentage of total net sales for the three months ended	7.0%	—	7.9%
For the six months ended	$3,129,000	11.4%	$2,810,000
Percentage of total net sales for the six months ended	7.3%	—	7.1%
     General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services.
     The decrease for the three months ended June 30, 2005, compared to the same period last year, was primarily due to a decrease in consulting, annual report fees and recruiting costs as we hired our chief financial officer and executive vice president of finance and administration in April 2004. This decrease was offset by an increase in payroll related costs as a result of increased headcount, salaries and employee benefits to hire and retain personnel.
     The increase for the six months ended June 30, 2005, compared to the same period last year, was primarily due to an increase in payroll related costs as a result of increased headcount and merit raises, as well as an increase in travel and insurance costs. This increase was offset by a decrease in recruiting costs.
Income from Operations

		% Change
	June 30, 2005	2004 to 2005	June 30, 2004
For the three months ended	$3,939,000	24.9%	$3,153,000
Percentage of total net sales for the three months ended	17.8%	—	15.7%
For the six months ended	$7,130,000	11.7%	$6,385,000
Percentage of total net sales for the six months ended	16.7%	—	16.2%
     The income from operations for the three and six months ended June 30, 2005, increased primarily due to an increase in revenue compared with the same period last year.
Investment Income and Other

		% Change
	June 30, 2005	2004 to 2005	June 30, 2004
For the three months ended	$340,000	220.8%	$106,000
Percentage of total net sales for the three months ended	1.5%	—	0.5%
For the six months ended	$639,000	143.0%	$263,000
Percentage of total net sales for the six months ended	1.5%	—	0.7%
     Investment income is the result of our investment in money market accounts, investment-grade debt securities, government securities, and corporate bonds, reduced by typical banking fees. For the three and six months ended June 30, 2005, the increase in investment income was due to our investments in short-term and long-term marketable securities that have higher interest rates.

Income Tax Expense

		% Change
	June 30, 2005	2004 to 2005	June 30, 2004
For the three months ended	$1,626,000	31.3%	$1,238,000
Percentage of total net sales for the three months ended	7.4%	—	6.2%
Effective tax rate for the three months ended	38.0%	—	38.0%
For the six months ended	$2,952,000	16.9%	$2,526,000
Percentage of total net sales for the six months ended	6.9%	—	6.4%
Effective tax rate for the six months ended	38.0%	—	38.0%
     The increase in income tax expense for the three and six months June 30, 2005, was due to an increase in pretax income.
Liquidity and Capital Resources

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Cash from operating activities	$8,731,000	$2,379,000
Cash used in investing activities	$(7,820,000)	$(1,019,000)
Cash used in financing activities	$(6,672,000)	$(245,000)
     We have funded our operations since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of June 30, 2005, we had $54,793,000 of cash, cash equivalents, short-term and long-term investments.
     During the six months ended June 30, 2005, we generated cash from operations of $8,731,000 consisting principally of net income of $4,817,000, a decrease in trade accounts receivable of $7,008,000, an increase in accounts payable of $1,193,000, adjustments for depreciation and amortization, income tax benefit from exercises of stock options, and provision for excess and obsolete inventory that reconcile net income to cash, as well as an increase in deferred revenue. The cash generated from operations was offset by increases in inventory of $3,838,000 and decrease in accrued liabilities of $1,971,000, as well as increases in other assets and decreases in income taxes payable. As of June 30, 2005, our trade accounts receivable days sales outstanding (DSO) was 47 days compared to 54 days as of December 31, 2004. This decrease in DSO was due to higher OEM sales in the fourth quarter of 2004 which have longer payment terms. If OEM sales increase, we expect our DSO to trend up. The increase in inventory relates to purchases of inventory for sales opportunities in the pipeline that did not close in the second quarter of 2005. There is no assurance that these opportunities will convert to sales in future quarters, however, we believe there is no material risk of an excess inventory charge as inventory may be consumed for other sales opportunities.
     For the six months ended June 30, 2005, investing activities used cash of $7,820,000, of which $6,323,000 was used for the purchases of marketable securities and $1,497,000 was used for purchases of property and equipment primarily related to purchases of software, research equipment, manufacturing equipment, manufacturing tooling and molds and leasehold improvements. Our investments in marketable securities consist of available-for-sale and held-to-maturity securities invested in government securities’ open-ended municipal, tax-free short-term bond funds and an enhanced income fund with investments primarily in corporate notes and bonds, asset-backed securities, U.S. government securities and municipal obligations.
     We used $6,672,000 of cash in financing activities in the six months ended June 30, 2005, which was primarily a result of the issuance and payment of two quarterly cash dividends for $3,865,000 and the repurchase of 462,000 shares of our common stock for $4,995,000 classified as treasury stock. This cash outflow was offset by proceeds of $1,841,000 received from common stock option exercises and $363,000 received from the purchase of common stock under our employee stock purchase plan.
     As of June 30, 2005, we had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements included in the 2004 Form 10-K or as noted in the “Aggregate Contractual Obligations and Commercial Commitments” section below. Stockholders’ Equity at June 30, 2005, was $71,810,000, which represented 80.1% of total assets.

     As of June 30, 2005, we had working capital of $32,650,000 compared to $40,509,000 at December 31, 2004. The decrease in working capital occurred primarily from the purchase of investments in marketable securities classified as long-term. As of June 30, 2005, our current ratio (ratio of current assets to current liabilities) was 2.85:1, compared with a current ratio of 3.25:1 as of December 31, 2004.
     We believe that our current cash, cash equivalents, marketable securities and cash expected to be generated from operations will be sufficient, based on our presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital, to pay dividends if any are declared and to finance our expansion for the foreseeable future (next 12 months). There can be no assurance, however, that we will not require additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.
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
     As of June 30, 2005, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	2005	2006	2007	2008	Thereafter	Total
Operating leases	$564,000	$912,000	$344,000	$—	$—	$1,820,000
Purchase commitments	1,208,000	1,654,000	—	—	—	2,862,000
Other obligations	28,000	50,000	50,000	18,000	—	146,000

Total contractual obligations and commercial commitments	$1,800,000	$2,616,000	$394,000	$18,000	$—	$4,828,000

     We believe our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments, and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Critical Accounting Policies and Estimates
     We have identified the most critical accounting principles upon which our reported financial position and results of operations depend. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Below is a summary of our most critical accounting policies. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 3 of this report and in conjuction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the U.S. Securities and Exchange Commission on March 4, 2005.
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
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R. Under Rule 401(a) as amended, we are not required to adopt SFAS 123R until January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recognized over their vesting period for all unvested stock options at January 1, 2006, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect, if any, that the adoption of SFAS 151 will have on our consolidated results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. As of June 30, 2005, we have not used derivative instruments or engaged in hedging activities, and have not been currently impacted significantly by fluctuations in foreign currency exchange rates.
Interest Rate Risk
     As part of our cash management strategy, at June 30, 2005, we had cash, cash equivalents and investments in marketable securities of approximately $54,793,000 mainly in the form of bank demand deposits, money market government securities and bond funds. We have completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% point increase in interest rates. If market rates had increased or decreased 1% during the three and six month period ended June 30, 2005, interest income would have increased or decreased by approximately $144,000 and $273,000, respectively.
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
•	The risk of business interruption arising from our dependence on our manufacturing facility located in Boulder, Colorado, and the business relationship we have with Offshore Group to use a facility in Empalme, Sonora, Mexico which provides assembly services. We are highly dependent on our Boulder, Colorado manufacturing facility, which is home to the majority of our manufacturing and repair operations. We are also highly dependent upon our business relationship with Offshore Group to provide management services and an assembly facility located in Empalme, Sonora, Mexico. Our agreement with Offshore Group expires in August 2006. We cannot assure you that we will be able to successfully re-negotiate a new agreement with terms favorable to us, or at all. If we are unable to enter a new agreement with Offshore Group, or should any other event occur that disrupts or indefinitely discontinues either of the facilities’ capacity to manufacture, assemble and repair our products, our ability to generate revenue, fulfill orders and attain financial goals would be greatly impaired. For instance, we may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

•	Our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, we must:
•	develop or gain access to new technologies in order to increase product performance and function, reduce product size, and maintain cost-effectiveness;

•	develop new products for existing and emerging wireless communications markets, and introduce such products in a timely manner;

•	implement an emerging wireless standard or multiple emerging wireless standards quickly enough to satisfy market demands and without significant product redesign or the need to allocate additional resources to comply with multiple standards;

•	develop or obtain access to advanced wireless capabilities as they become available; and

•	design, develop and introduce competitive new products on a timely basis.
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

•	The uncertainty about economic prospects in some sectors of our target customer market adversely impacts their information technology spending and our business. Our business has from time to time been adversely impacted by the uncertainty about general economic prospects in some sectors of our target customer market within the United States and worldwide, because this uncertainty has resulted in a decline in, or a failure to increase, their information technology spending. Consumers of information technology in some of these sectors may defer, and in some cases cancel, their purchase decisions. Our operating results may be adversely affected as a result. We expect the economic uncertainty to continue to adversely impact our business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from economic uncertainty include longer sales cycles, lower average selling prices, fewer large orders from a single customer and reduced revenue.

•	Changes in rules and regulations of the FCC and other regulatory agencies. The wireless communications industry, regulated by the Federal Communications Commission (FCC) in the United States and similar government agencies in other countries, is subject to changing political, economic, and regulatory influences. Internationally, products that we develop will be required to comply with standards established by authorities in various countries. Regulatory changes, including changes in the allocation of available frequency spectrum, or changing free un-licensed to free based spectrum licensing could significantly impact our operations in the United States and internationally. For example, in the last several years, the European Union (EU) has adopted a number of initiatives (WEEE, RoHS, etc.) related to equipment emissions, electronic waste, privacy of information and expanded consumer warranties. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could seriously harm our business.

•	We are dependent on indirect sales channels for most of our revenue. A significant portion of our revenues is derived from a variety of third-party business partners, including OEMs, distributors and resellers. During the three months ended June 30, 2005, sales of our products through our indirect distributors accounted for 75.0% of our product revenue, of which 10.7% of product revenue was contributed by our OEM partners. Our contracts with third party business partners do not require those partners to purchase minimum quantities of our products or services. In fact, some of our third party business partners also offer the products of some of our competitors. In addition, our OEM agreements do not restrict an OEM from acquiring products from a third party or independently developing products and services that would directly compete with us. We cannot guarantee that any of our third party business partners will continue to market our products or devote significant resources to doing so. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third party business partners in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third party business partners and our business, and result in decreased sales through third party business partners or threatened or actual litigation. If our third party business partners do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third party business partners have confidential information concerning our products and services, product release schedules and sales, marketing and third party reseller operations. Although we have nondisclosure agreements with our third party business partners, we cannot guarantee that any third party business

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

Others have been promoted within, or have joined, senior management roles recently. For example, effective May 31, 2005, Gary Bliss, our Executive Vice President of Engineering, retired from his position and as of June 30, 2005, we had not hired his replacement. In addition, during the last two years three of the five executive officers were either new to the Company or were promoted. Our success depends in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts for our executive officers, and do not maintain key person insurance on any of our executive officers. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors, and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

Risks related to new product development also apply to acquisitions. Please see the risk factor below entitled “If we are unable to develop and introduce new products and transition existing products and respond to emerging technological trends, changing environmental regulations and customers’ changing needs, our operating results and market share may suffer” for additional information.

•	If we are unable to develop and introduce new products and transition existing products and respond to emerging technological trends, changing environmental regulations and customers’ changing needs, our operating results and market share may suffer. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. We may encounter delays in deploying new or improved products. For instance, our new products may not properly function with our customers’ existing telephone systems, or our new products may contain defects or bugs. These incompatibilities, defects or bugs may not be detected until our customers begin to install the products or thereafter. We may need to modify the design of our new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures as we seek to remedy the problems, delays in the purchase of the products or cancelled orders. We may also encounter delays in the manufacturing and production of the new products. Additionally, the new products may not be commercially successful. Demand for existing products may decrease upon the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products, even if newly introduced, until the new or improved versions of those products are available. If customer orders decrease or are delayed during the product transition, we may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins. Our gross margins might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on our business, operating results or financial condition.

•	Our ability to manage potential expansion of operations in the U.S. and internationally. We intend to expand our existing domestic and international operations, and to enter new markets. This expansion will require significant management attention and financial resources. We currently have limited experience in marketing and distributing our products internationally and in developing versions of products that comply with local standards. We may also not be able to maintain or increase international market demand for our products. International operations are subject to other inherent risks, including foreign government regulation of technology or unexpected changes in regulatory and customs requirements, difficulty and delays in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights, foreign currency exchange rate fluctuations, and taxation consequences.

•	We face increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for our systems include product functions and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, network and application integration capabilities, distribution channels, and the effectiveness of marketing and sales efforts. Most of our competitors have significantly greater financial, technical, research and development, and marketing resources than us. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their 802.11b wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, which provides 802.11b wireless infrastructure and wireless telephones. Because we focus on wireless on-premises telephone communications, we cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that we will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with our wireless telephone system. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full function provided by our wireless telephone systems.

•	The certification and approval process for our NetLink product for use in countries that support the 802.11b standard. Foreign countries, which support the 802.11b standard, could provide future markets for our NetLink products. However, countries’ certification and approval processes for 802.11b compatible products, such as ours, are typically time consuming and costly. If we have difficulty obtaining certification and approval by foreign countries for our NetLink wireless telephone product, then we and/or our distributor channels may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our business.

•	Our ability to protect or enforce our intellectual property rights. Our future success depends, in part, upon our proprietary technology. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. There can be no assurance that our issued patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. If challenged, our patents might not be upheld or their claims could be narrowed. If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. As a result, our competitors might offer similar products and we might not be able to compete successfully in our market. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future, and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We may be required to spend significant resources to monitor and protect our intellectual property rights. Any litigation surrounding our rights could force us to divert important financial and other resources from our business operations.

•	The assertion of intellectual property infringement claims against us. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe upon issued patents, patents to be issued in the future, or other intellectual property rights of others. We may in the future be notified that we are infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against us that we are infringing upon intellectual property rights of others, there can be no assurance that infringement claims will not occur in the future. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets. We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of our resolution, could result in substantial costs and diversion of resources. If it were determined that our products infringe upon the intellectual property rights of others, we would need to obtain licenses from these parties or reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

•	We rely on the availability of third-party licenses. Many of our products are designed to include software or other intellectual property licensed from third parties, especially through our OEM agreements. If we terminate OEM or technology partner relationships, it may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could harm our business, operating results, and financial condition.

•	Changes in securities laws and regulations have increased our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, have required changes in some of our corporate governance, public disclosure and compliance practices. The Act also required the SEC to implement additional new rules on a variety of subjects. In addition to rules made by the SEC, the Nasdaq National Market has adopted revisions to its requirements for companies,

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

•	Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R. Under Rule 401(a) as amended, we are not required to comply with SFAS 123R until January 1, 2006. Our reported earnings will be decreased when we change our accounting policy in accordance with the fair-value based concepts soon to be required.

•	The historic volatility of our stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12-month period ended June 30, 2005, the closing price of our common stock has ranged from a high of $17.75 per share to a low of $7.97 per share. Many factors could cause the market price of our common stock to fluctuate, including:
•	variations in our actual or anticipated quarterly or annual results;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	announcements of technological innovations by us or by our competitors;

•	introduction of new products or product enhancements or new pricing policies by us or by our competitors;

•	government regulation;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	changes in the market valuations of other telecommunications companies;

•	the amount of liquid financial resources available to us;

•	the gain or loss of significant customers including OEMs; and

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts.
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

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report (the Evaluation Date), concluded that our disclosure controls and procedures were effective as of the Evaluation Date for this purpose.
     Changes in Internal Controls over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II  Other Information
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of	Average Price Paid	Total Number of	Approximate
	Shares Purchased	Per Share	Shares Purchased	Dollar Value of
			as Part of Publicly	Shares that May
			Announced Plans	Yet Be Purchased
			or Programs	under the Plans or
				Programs
Month #1 (April 2005)	189,500	$10.87	189,500	$16,749,833
Month #2 (May 2005)	273,400	$10.74	273,400	$13,613,197
Month #3 (June 2005)	—	—	—	—
Total	462,900	$10.79	462,900	—
Item 4. Submission of Matters to a Vote of Security Holders
At SpectraLink’s Annual Meeting of Stockholders held June 21, 2005, the following proposals were adopted by the margins indicated.
1.	To elect a Board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	Voted For	Withheld
Carl D. Carman	18,150,495	263,331
Anthony V. Carollo, Jr.	18,205,646	208,180
John H. Elms	18,231,394	182,432
Gerald J. “Bud” Laber	18,136,148	277,678
Werner P. Schmucking	18,249,050	164,776
2.	To ratify the selection of KPMG LLP, independent registered public accountanting firm, as auditors for SpectraLink for the fiscal year ending December 31, 2005. Number of shares voted: For 18,346,894; Against 60,094; Abstain 6,838.

Item 6 Exhibits
(a) Exhibits
     The following exhibits are filed or furnished herewith:

Exhibit Number	Exhibit Title
31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification by David I. Rosenthal pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †*	Certification by David I. Rosenthal pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SPECTRALINK CORPORATION

Date: August 5, 2005
By: /s/ JOHN H. ELMS
John H. Elms
President and CEO

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