Form 10-Q
period 2005-09-30
SPECTRALINK CORP
filed 2005-11-09
CIK 894268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number 0-28180
SPECTRALINK CORPORATION
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1141188 (I.R.S. Employer Identification Number)

5755 Central Avenue, Boulder, Colorado (Address of principal executive office)	80301-2848 (Zip code)
(303) 440-5330
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed from last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2005, there were 18,965,998 shares outstanding of SpectraLink Corporation’s Common Stock, $0.01 par value per share.

SPECTRALINK CORPORATION AND SUBSIDIARY

PART I — ITEM 1
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,842	$14,625
Investment in marketable securities — current	12,458	11,984
Trade accounts receivable, net of allowance of $362 and $374, respectively	17,188	21,252
Inventory, net of reserves of $477 and $720, respectively	11,545	8,076
Deferred income taxes	1,382	1,473
Prepaids and other	1,673	1,088

Total current assets	52,088	58,498

INVESTMENT IN MARKETABLE SECURITIES, net of current portion	33,605	27,781
PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	2,753	2,481
Equipment	13,464	10,503
Leasehold improvements	1,204	1,036

	17,421	14,020
Less — accumulated depreciation	(10,629)	(9,436)

Net property and equipment	6,792	4,584
DEFERRED INCOME TAXES	152	103
OTHER	495	460

TOTAL ASSETS	$93,132	$91,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,325	$1,132
Income taxes payable	1,243	1,038
Accrued payroll, commissions and employee benefits	2,890	3,727
Accrued sales, use and property taxes	756	732
Accrued warranty expenses	742	901
Other accrued expenses and liabilities	4,208	3,315
Deferred revenue	8,160	7,144

Total current liabilities	19,324	17,989
LONG-TERM LIABILITIES	130	214

TOTAL LIABILITIES	19,454	18,203

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 23,689 and 23,407 shares issued, respectively, and 18,956 and 19,138 shares outstanding, respectively	237	234
Additional paid-in capital	80,140	77,356
Retained earnings	30,693	28,030
Treasury stock, 4,732 and 4,270 shares, respectively, at cost	(37,392)	(32,397)

TOTAL STOCKHOLDERS’ EQUITY	73,678	73,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,132	$91,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
SALES:
Product sales	$18,954	$18,093	$51,024	$48,963
Service sales	5,808	4,875	16,437	13,443

Net sales	24,762	22,968	67,461	62,406

COST OF SALES:
Cost of product sales	5,417	5,501	14,635	14,757
Cost of services sales	3,010	2,654	8,723	7,613

Total cost of sales	8,427	8,155	23,358	22,370

Gross profit	16,335	14,813	44,103	40,036

OPERATING EXPENSES:
Research and development	2,702	2,268	7,648	6,636
Marketing and selling	6,674	6,193	19,237	17,853
General and administrative	1,708	1,660	4,837	4,470

Total operating expenses	11,084	10,121	31,722	28,959

INCOME FROM OPERATIONS	5,251	4,692	12,381	11,077
INVESTMENT INCOME AND OTHER:
Interest income, net	387	159	1,131	388
Other income (expense), net	(38)	(38)	(143)	(4)

Total investment income and other	349	121	988	384

INCOME BEFORE INCOME TAXES	5,600	4,813	13,369	11,461
INCOME TAX EXPENSE	1,994	1,886	4,946	4,412

NET INCOME	$3,606	$2,927	$8,423	$7,049

BASIC EARNINGS PER SHARE	$0.19	$0.15	$0.44	$0.37

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	18,940	19,110	19,070	19,050

DILUTED EARNINGS PER SHARE	$0.19	$0.15	$0.43	$0.36

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,190	19,260	19,380	19,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,423	$7,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,266	1,262
Amortization of premium on investments in marketable securities	103	—
Income tax benefit from the exercise of stock options	475	656
Provision for bad debts	18	83
Provision for excess and obsolete inventory	485	472
Deferred income taxes	92	166
Changes in assets and liabilities:
Decrease (increase) in trade accounts receivable	4,045	(219)
Increase in inventory	(3,953)	(3,628)
Increase in other assets	(621)	(314)
Increase (decrease) in accounts payable	192	(377)
Increase in income taxes payable	204	1,160
(Decrease) increase in accrued liabilities	(136)	125
Increase in deferred revenue	1,016	695

Net cash provided by operating activities	11,609	7,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,474)	(1,223)
Purchases of investments in marketable securities	(6,511)	—

Net cash used in investing activities	(9,985)	(1,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term obligation	(25)	(25)
Proceeds from exercises of common stock options	2,010	3,780
Proceeds from issuances of common stock	363	321
Dividends paid	(5,760)	(5,723)
Purchases of treasury stock	(4,995)	(3,003)

Net cash used in financing activities	(8,407)	(4,650)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,783)	1,257
CASH AND CASH EQUIVALENTS, beginning of period	14,625	51,861

CASH AND CASH EQUIVALENTS, end of period	$7,842	$53,118

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$4,181	$2,625

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under long-term obligation	$—	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2005 and December 31, 2004, and for the three and nine month periods ended September 30, 2005 and 2004, have been prepared from the books and records of SpectraLink Corporation and its wholly owned subsidiary, SpectraLink International Corporation (together “SpectraLink” or “the Company”), and are unaudited. In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005.
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
2. Investments in Marketable Securities
     As of September 30, 2005 and December 31, 2004, the Company has investments in marketable securities that consist of U.S. Government or U.S. Government Agency Bonds as well as shares in tax-free municipal bond mutual funds and an enhanced income mutual fund. The Company’s investments in marketable securities are comprised of available-for-sale and held-to-maturity investments. The Company determines the appropriate classification in its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity dates and are stated at amortized cost. Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. The Company classified its available-for-sale marketable securities as non-current in the accompanying balance sheet as the Company does not reasonably expect the available-for-sale marketable securities to be sold during the operating cycle of the business, typically within one year. The available-for-sale marketable securities consist of shares in open-ended municipal tax-free short-term bond mutual funds and an enhanced income mutual fund with investments primarily in corporate notes and bonds, asset backed securities, U.S. government securities and municipal obligations.
3. Stock-Based Compensation Plans
     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees”. Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for stock options and similar equity instruments. As allowed by SFAS 123, the Company has continued to apply APB No. 25 to account for its employee stock-based compensation plans, and has adopted the disclosure requirements of SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS 123. Had the Company determined compensation expense for its stock-based compensation plans based on fair value at the date of grant under SFAS 123, the Company’s consolidated net income, and basic and diluted earnings per share, would have been the pro forma amounts as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005		2004
	(in thousands, except per share amounts)
Net Income, as reported	$3,606	$2,927	$8,423		$7,049
Deduct stock-based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(350)	(699)	(5,957	)*	(2,106)
Compensation expense for the stock purchase plan	(38)	(41)	(114)		(124)

Net Income, pro forma	$3,218	$2,187	$2,352		$4,819

Earnings Per Share:
Basic — as reported	$0.19	$0.15	$0.44		$0.37
Basic — pro forma	$0.17	$0.11	$0.12		$0.25

Diluted — as reported	$0.19	$0.15	$0.43		$0.36
Diluted — pro forma	$0.17	$0.11	$0.12		$0.25

*	Includes compensation expense (net of related tax effect) resulting from the acceleration of vesting of certain outstanding stock options at June 21, 2005, as described below.
     For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates of 4.17% and 3.77% for the three and nine months ended September 30, 2005, and 2.60% and 2.23% for the three and nine months ended September 30, 2004, respectively; expected lives (net of forfeitures) of 4.08 years and 3.51 years for the three and nine months ended September 30, 2005, and 4.25 years and 4.05 years for the three and nine months ended September 30, 2004, respectively; a $0.10 per share quarterly dividend for the three and nine months ended September 30, 2005 and 2004; and expected volatility of 70.5% and 73.3%, for the three and nine months ended September 30, 2005, and 68.9% and 74.1% for the three and nine months ended September 30, 2004, respectively. The fair value of each purchase right under the employee stock purchase plan is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions: a $0.10 per share quarterly dividend for the three and nine months ended September 30, 2005 and 2004; an expected life of eight months and 6.7 months for the three and nine months ended September 30, 2005 and six months for the three and nine months ended September 30, 2004; expected volatility of 41.1% and 46.4% for the three and nine months ended September 30, 2005, and 73.5% and 75.8% for the three and nine months ended September 30, 2004, respectively; and a risk-free interest rate of 3.73% and 3.56% for the three and nine months ended September 30, 2005, and 2.60% and 2.23% for the three and nine months ended September 30, 2004, respectively.
     On June 21, 2005, the Board of Directors authorized the acceleration of the vesting of stock options outstanding under the Company’s 2000 Stock Option Plan and the Company’s prior equity compensation plans that had exercise prices per share higher than the closing price of the Company’s stock on June 21, 2005, which was $10.75. Options held by directors, including John Elms, the Company’s president and CEO, were not included in the vesting acceleration. Options to purchase approximately 1.1 million shares of the Company’s common stock became vested and exercisable immediately.
     The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is effective for the Company beginning January 2006, and will require that compensation expense associated with stock options be recognized in the income statement rather than as pro forma footnote disclosure in the Company’s consolidated financial statements. The acceleration of the vesting of these options did not result in a charge to reported earnings based on generally accepted accounting principles.
     These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, in accordance with SFAS No.

123, the Company included the remaining unamortized compensation expense of approximately $3,871,000 (net of tax) related to the accelerated options in its pro forma net income (loss) and earnings (loss) per share for the nine months ended September 30, 2005. Had this acceleration not been taken, the unamortized fair value-based compensation expense would have been recorded in future periods through 2009, under vesting schedules in place prior to the acceleration, which generally would have resulted in fair value-based compensation expenses of $619,000 for the three months ended September 30, 2005, $587,000 for the remainder of 2005, $1,501,000 in 2006, $793,000 in 2007, $269,000 in 2008 and $14,000 in 2009, all without regard to the effect of forfeitures.
4. Inventories
     Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market. Inventories, net, as of September 30, 2005 and December 31, 2004, consisted of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Raw materials	$5,675	$4,245
Work in progress	2	1
Finished goods	5,868	3,830

	$11,545	$8,076

     The reserve for estimated excess and/or obsolete inventories was $477,000 and $720,000 as of September 30, 2005 and December 31, 2004, respectively.
5. Earnings Per Share
     Basic earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents as determined utilizing the treasury stock method. Potentially dilutive common stock options, totaling 1,816,304 and 1,710,768 for the three months ended September 30, 2005 and 2004, respectively, and 1,661,291 and 840,806 for the nine months ended September 30, 2005 and 2004, respectively, were excluded from the calculation because they were anti-dilutive. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

		Three months ended September 30,
		(In thousands, except per share amounts)
		2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share—	$3,606	18,940	$0.19	$2,927	19,110	$0.15
Effect of dilutive securities:
Stock purchase plan	—	12	—	—	11	—
Stock options outstanding	—	238	—	—	139	—

Diluted earnings per share—	$3,606	19,190	$0.19	$2,927	19,260	$0.15

		Nine months ended September 30,
		(In thousands, except per share amounts)
		2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share—	$8,423	19,070	$0.44	$7,049	19,050	$0.37
Effect of dilutive securities:
Stock purchase plan	—	18	—	—	12	—
Stock options outstanding	—	292	(0.01)	—	528	(0.01)

Diluted earnings—	$8,423	19,380	$0.43	$7,049	19,590	$0.36

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Beginning Balance, Accrued Product Warranty and Service	$800	$711	$901	$493
Additions to the accrual for product warranties	154	298	559	970
Reductions for incurred warranty charges	(212)	(259)	(718)	(713)

Ending Balance, Accrued Product Warranty and Service	$742	$750	$742	$750

7. Advertising Costs
     The Company expenses all advertising costs as they are incurred. Advertising expense was approximately $180,000 and $179,000 for the three months ended September 30, 2005 and 2004, respectively, and $438,000 and $489,000 for the nine months ended September 30, 2005 and 2004, respectively.
8. Stockholders’ Equity
     During the third quarters of 2005 and 2004, the Company paid a quarterly cash dividend of $0.10 per share totaling $1,895,000 and $1,898,000, respectively, to holders of common stock. For each of the nine months ended September 30, 2005 and 2004, the Company paid three quarterly cash dividends of $0.10 per share for a total of $5,760,000 and $5,723,000, respectively. No treasury stock was repurchased in the third quarter of 2005. During the third quarter of 2004, the Company repurchased 340,455 of its outstanding common stock (now classified as treasury stock) for $3,003,000. For the nine months ended September 30, 2005 and 2004, the Company repurchased 462,000 and 340,455 of its outstanding common stock (now classified as treasury stock) for $4,995,000 and $3,003,000, respectively.
9. Recently Issued or Proposed Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R, which requires the Company to adopt SFAS 123R on January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recognized over their vesting period for all unvested stock options at January 1, 2006, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. The Company has chosen to use the modified prospective method of adoption and is evaluating the requirements of SFAS 123R and the effect of adopting SFAS 123R. The Company expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
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
Business Description and Overview
     We commenced operations in April 1990 to design, manufacture and sell unlicensed wireless telephone communication systems for businesses. Our product portfolio consists of two types of product categories differentiated by the wireless technologies implemented into the product: The Link™ wireless telephone system (Link WTS) and NetLink™ wireless telephones. Link WTS uses a proprietary radio infrastructure in the 902-928 MHz radio band targeted at organizations that desire a dedicated wireless voice solution for their on-premises mobile workforce. The NetLink wireless telephone products operate over IEEE 802.11-compliant wireless local area networks (WLANs) in the 2400-2483 MHz frequency band using standards-based Internet Protocol (IP) technology. NetLink products are targeted at organizations that want both a wireless voice and wireless data solution on a single network. We also offer an Open Application Interface (OAI), which enables third-party messaging applications to be integrated with our wireless telephones. Because of the recent advances in wireless local area network (WLAN) technology, a significant portion of our development efforts will focus on our existing NetLink products as well as new products that operate on a WLAN.

     For the three months ended September 30, 2005, we generated $24.8 million in revenue, resulting in net income of $3.6 million and $0.19 earnings per diluted share. This represents year-over-year growth in revenue of 8% and earnings per diluted share of 27%. In comparison, for the third quarter of 2004, net income was $2.9 million, or $0.15 earnings per diluted share, on revenue of $23 million.
     In the third quarter of 2005, our traditional distribution channels were responsible for approximately 55% of product sales, original equipment manufacturer (OEM) partners contributed approximately 23% of product sales, and the balance of 22% was met through our direct sales organization. In our target vertical markets, $4.2 million in revenue or 22% of product sales was derived from product sales to the healthcare sector, $3.5 million in revenue or 18% of product sales was derived from product sales to the retail sector and the remaining $11.3 million in revenue or 60% of product sales was derived from product sales to other vertical markets including industrial, government and corporate. International revenue was approximately $1.3 million, or 5% of total revenue, in the third quarter of 2005. International revenue increased 33% in the third quarter of 2005 compared to the second quarter of 2005 and increased more than 50% compared to the same period last year.
     Sales to our OEM partners grew in the third quarter of 2005 to $4.4 million from $1.8 million in the second quarter of 2005. Sales to Avaya and Nortel were significant contributors to this growth. Alcatel, whose launch of our product was disrupted by the acquisition of Airespace in January of this year, re-launched our NetLink wireless telephones on June 30, 2005, and thereby increased its contribution to our OEM revenues during the third quarter of 2005.
     Sales of our Link wireless telephone systems in the third quarter of 2005 accounted for 56% of product sales, or $10.5 million in revenue. NetLink sales accounted for 44% of total product sales, or $8.4 million, which is more than the contribution in the second quarter of 2005 in terms of percentage and amount, due primarily to the increase in sales to OEM partners described above. We experience fluctuations in product mix on a quarter to quarter basis.
     Our service business delivered a record level of revenue in the third quarter of 2005, with $5.8 million of revenue. The increase in service revenue was attributed to continued growth in revenue from maintenance contracts related to products previously sold to a larger installed base of customers.
     Overall gross margin was 66% in the third quarter of 2005, which is slightly higher than our expected range of 60-65% for the year. We attribute this to the higher mix of Link sales relative to NetLink sales this quarter and the higher gross margins in our service business. Our Link product line gross margin is approximately 10% higher than the aggregate gross margin from the sale of the NetLink products because of the added infrastructure associated with Link sales. However, we expect that over time, we will sell more NetLink products as a percentage of our total revenue, so we anticipate that our overall gross margin will decrease in the future.
     Our operating margin of 21.2% in the third quarter of 2005 was improved from last quarter’s operating margin of 17.8% and is just slightly above our annual expectation of 18-20%. We generated net income for the twenty-ninth consecutive quarter, leading to another quarter of positive cash from operations. The effective tax rate for the third quarter of 2005 was 35.6%. This tax rate decreased from the effective tax rate of 38.0% for the second quarter of 2005 primarily as a result of decreasing our expected annual effective tax rate to 37% in the third quarter of 2005 to reflect a new tax deduction for qualified manufacturing expenses, enacted by the American Job Creation Act of 2004. The annual effective tax rate for 2004 was 38.0%. The impact of the decrease in tax rate in the third quarter of 2005 was $0.01 per diluted share.
     The total of cash, cash equivalents and investments at September 30, 2005, decreased to $53.9 million from $54.8 million at June 30, 2005. We paid our eighth consecutive cash dividend in the third quarter of 2005 of $1.9 million. No treasury stock was repurchased in the third quarter of 2005. To date, we have repurchased approximately 4.7 million shares through our repurchase program leaving a remaining balance of 1.3 million shares still authorized for repurchase. We continue to invest in low-risk instruments including government securities and tax-free investments.
     We continue to monitor several emerging competitive threats. One such threat comes from manufacturers planning to bring DECT-based products to the U.S. market now that some of the deployment constraints on the 1920-1930 MHz Unlicensed PCS band have been lifted. Also, several Wi-Fi-based products from original design manufacturers (ODM) in the Far East have been announced, although we do not consider these products a near term competitive threat to our products since they remain entirely based on off-the-shelf silicon and standards-based technology that provide limited PBX interoperability and limited enhanced features.

Results of Operations
Net Sales

		% Change
	September 30,	2004 to	September 30,
	2005	2005	2004
For the three months ended	$24,762,000	7.8%	$22,968,000
For the nine months ended	$67,461,000	8.1%	$62,406,000
     Product Sales, Net. We derive our product revenue principally from the sale of wireless, on-premises telephone systems.
     Product sales for the three months ended September 30, 2005, increased 4.8% to $18,954,000 from $18,093,000 for the same period last year. The increase in product sales for the three months ended September 30, 2005, was primarily due to an increase in NetLink product sales. For the three months ended September 30, 2005, NetLink product revenue was approximately $8,421,000, representing 44.4% of product revenue compared to $6,791,000, representing 37.5% of product revenue for the same period last year. For the three months ended September 30, 2005, Link product revenue was $10,532,000 representing 55.6% of total product revenue compared to $11,302,000 representing 62.5% of product revenue for the same period last year.
     Product sales for the nine months ended September 30, 2005, increased 4.2% to $51,024,000 from $48,963,000 for the same period last year. The increase in product sales for the nine months ended September 30, 2005, was primarily due to an overall increase in NetLink product sales. For the nine months ended September 30, 2005, NetLink product revenue was approximately $21,536,000 representing 42.2% of product revenue compared to $18,501,000 representing 37.8% of product revenue for the same period last year. For the nine months ended September 30, 2005, Link product revenue was $29,488,000, representing 57.8% of total product revenue compared to $30,462,000, representing 62.2% of product revenue for the same period last year.
     Service Sales. We derive our service revenue principally from the installation and service of wireless, on-premises telephone systems.
     Service sales for the three months ended September 30, 2005, increased 19.1% to $5,808,000 from $4,875,000 in the same period last year. Service sales for the nine months ended September 30, 2005, increased 22.3% to $16,437,000 from $13,443,000 for the same period last year. The increase in service sales was primarily due to increased revenue from maintenance contracts relating to products previously sold to a larger installed base of customers, which continue to use our products and purchase maintenance contracts. Service sales also increased due to additional installations and time and material service repairs.
     The following table details the sales to different customer types as a percentage of total net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer Mix Table (As a Percentage of Net Sales)	2005	2004	2005	2004
Customer Type:
Indirect Product Sales (excluding OEM)	42.1%	45.5%	44.8%	47.2%
OEM Product Sales	17.9%	15.6%	12.9%	12.2%
Direct Product Sales	16.5%	17.7%	17.9%	19.1%
Service Sales	23.5%	21.2%	24.4%	21.5%

Total Net Sales	100.0%	100.0%	100.0%	100.0%

     The following table summarizes sales to major customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales to Major Customer (As a Percentage of Net Sales)	2005	2004	2005	2004
Customer A:	*	*	*	10.5%

(*)	represents less than 10% of our revenue

     For the three and nine months ended September 30, 2005, we had no customers that represented more that 10% of total net sales.
     As of September 30, 2005, we had one customer that represented more than 10% of our net trade accounts receivable. This customer represented 15.9% of our net trade accounts receivable. As of December 31, 2004, three customers represented more than 10% of our trade accounts receivable. These customers represented 13.2%, 11.9% and 10.2% of net trade accounts receivable.
Total Cost of Sales

		% Change
	September 30,	2004 to	September 30,
	2005	2005	2004
For the three months ended	$8,427,000	3.3%	$8,155,000
For the nine months ended	$23,358,000	4.4%	$22,370,000
     Cost of Product Sales. Our cost of product sales consists primarily of direct material, direct labor, product packaging, third party royalties, and manufacturing overhead.
     For the three months ended September 30, 2005, cost of product sales decreased by 1.5% to $5,417,000 from $5,501,000 in the same period last year. Cost of product sales as a percentage of product sales, net was 28.6% and 30.4%, for the three months ended September 30, 2005 and 2004, respectively.
     Gross profit from product sales, net increased 7.5% to $13,537,000 for the three months ended September 30, 2005, from $12,592,000 in the same period last year. For the three months ended September 30, 2005 and 2004, gross profit percentage from product sales, net (gross profit from product sales, net as a percentage of product sales, net) was 71.4% and 69.6%, respectively.
     For the three months ended September 30, 2005, compared to the same period last year, the gross profit from product sales, net increased primarily due to an overall increase in product revenue, relatively flat expenses and a decrease in warranty costs compared to the same period last year.
     For the nine months ended September 30, 2005, cost of product sales decreased 0.8% to $14,635,000 from $14,757,000 for the same period last year. Cost of product sales as a percentage of product sales, net was 28.7% and 30.1%, for the nine months ended September 30, 2005 and 2004, respectively.
     For the nine months ended September 30, 2005, gross profit from product sales, net increased 6.4% to $36,389,000 from $34,206,000 in the same period last year. For the nine months ended September 30, 2005 and 2004, gross profit percentage from product sales, net (gross profit from product sales, net as a percentage of product sales, net) was 71.3% and 69.9%, respectively.
     For the nine months ended September 30, 2005, compared to the same period last year, the gross profit from product sales, net increased primarily due to an overall increase in product revenue, relatively flat expenses and a decrease in warranty costs compared to the same period last year.
     Cost of Service Sales. Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.
     Cost of service sales for the three months ended September 30, 2005, increased by 13.4% to $3,010,000 from $2,654,000 in the same period last year. Cost of service sales as a percentage of service sales was 51.8% for the three months ended September 30, 2005, compared to 54.4% for the same period last year. Cost of service sales for the nine months ended September 30, 2005, increased by 14.6% to $8,723,000 from $7,613,000 in the same period last year. Cost of service sales as a percentage of service sales was 53.1% for the nine months ended September 30, 2005, compared to 56.6% for the same period last year.
     For the three months ended September 30, 2005, gross profit from service sales increased by 26.0% to $2,798,000 from $2,221,000 in the same period last year. For the three months ended September 30, 2005 and 2004, respectively, gross profit from service sales, as a percentage of service sales, increased to 48.2% from 45.6%. For the nine months ended September 30, 2005, gross profit from service sales increased by 32.3% to $7,714,000 from $5,830,000 in the same period last year. For the nine months ended September 30, 2005 and 2004, respectively, gross profit from service sales, as a percentage of service sales, increased to 46.9% from 43.4%. For the three and nine months ended September 30, 2005, gross profit from service sales, as a percentage of service sales, increased as a result of the cost of service sales not increasing at the same rate as the increase in service sales due to the service operations working more efficiently.
Gross Profit

		% Change
	September 30,	2004 to	September 30,
	2005	2005	2004
For the three months ended	$16,335,000	10.3%	$14,813,000
For the nine months ended	$44,103,000	10.2%	$40,036,000
     For the three months ended September 30, 2005, our gross profit margin (gross profit as a percentage of net sales) increased to 66.0% compared to 64.5% for the same period last year. For the nine months ended September 30, 2005, our gross profit margin (gross profit as a percentage of net sales) increased to 65.4% compared to 64.2% for the same period last year.
Operating Expenses
Research and Development

		% Change
	September 30,	2004 to	September 30,
	2005	2005	2004
For the three months ended	$2,702,000	19.1%	$2,268,000
Percentage of total net sales for the three months ended	10.9%	—	9.9%
For the nine months ended	$7,648,000	15.2%	$6,636,000
Percentage of total net sales for the nine months ended	11.3%	—	10.6%
     Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products, enhance existing products and reduce the cost of our systems. We expect that research and development expenses will be approximately 11% of net sales for fiscal 2005.
     The increase in research and development expenses for the three months ended September 30, 2005, compared to the same period last year, primarily relates to an increase in payroll costs due to increases in headcount and merit raises, recruiting costs, and miscellaneous parts and supplies.
     For the nine months ended September 30, 2005, compared to the same period last year, the increase in the expense primarily relates to an increase in payroll costs due to increases in headcount and merit raises, recruiting costs, and miscellaneous parts and supplies. These expenses were offset by a decrease in product design costs and engineering rework costs.
Marketing and Selling

		% Change
	September 30,	2004 to	September 30,
	2005	2005	2004
For the three months ended	$6,674,000	7.8%	$6,193,000
Percentage of total net sales for the three months ended	27.0%	—	27.0%
For the nine months ended	$19,237,000	7.8%	$17,853,000
Percentage of total net sales for the nine months ended	28.5%	—	28.6%
     Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, tradeshows, sales meetings and market research.

     The increase in dollars spent for both domestic and international sales and marketing expenses for the three months ended September 30, 2005, compared to the same period last year, was primarily related to an increase in payroll costs due to increases in headcount and merit raises, as well as an increase in advertising, training and travel costs. The increase was partially offset by a decrease in consulting costs.
     For the nine months ended September 30, 2005, compared to the same period last year for both domestic and international sales, the increase in sales and marketing expenses was primarily related to increased commissions due to higher sales in 2005 and an increase in payroll costs due to increases in headcount and merit raises, as well as an increase in advertising, training and travel costs. This increase was partially offset by a decrease in legal fees, as we negotiated and finalized several OEM agreements in the first quarter of 2004, and consulting costs, telephone charges, and recruiting expenses, as we hired our executive vice president of sales and marketing in May 2004.
General and Administrative

		% Change
	September 30,	2004 to	September 30,
	2005	2005	2004
For the three months ended	$1,708,000	2.9%	$1,660,000
Percentage of total net sales for the three months ended	6.9%	—	7.2%
For the nine months ended	$4,837,000	8.2%	$4,470,000
Percentage of total net sales for the nine months ended	7.2%	—	7.2%
     General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services.
     The increase in dollars spent for the three months ended September 30, 2005, compared to the same period last year, was primarily due to an increase in payroll costs related to increases in headcount and merit raises and donations to the Hurricane Katrina relief effort. This increase was offset by a decrease in Sarbanes Oxley consulting costs, insurance premium costs and legal fees. The decrease in general and administrative costs as a percentage of net sales for the three months ended September 30, 2005 is primarily due to an increase in revenue compared with the same period last year.
     The increase for the nine months ended September 30, 2005, compared to the same period last year, was primarily due to an increase in payroll related costs as a result of increased headcount and merit raises, as well as an increase in travel and insurance costs. This increase was offset by a decrease in Sarbanes Oxley consulting costs, legal fees, and recruiting costs.
Income from Operations

		% Change
	September 30,	2004 to	September 30,
	2005	2005	2004
For the three months ended	$5,251,000	11.9%	$4,692,000
Percentage of total net sales for the three months ended	21.2%	—	20.4%
For the nine months ended	$12,381,000	11.8%	$11,077,000
Percentage of total net sales for the nine months ended	18.4%	—	17.7%
     The income from operations for the three and nine months ended September 30, 2005, increased primarily due to an increase in revenue compared with the same period last year.

Investment Income and Other

		% Change
	September 30,	2004 to	September 30,
	2005	2005	2004
For the three months ended	$349,000	188.4%	$121,000
Percentage of total net sales for the three months ended	1.4%	—	0.5%
For the nine months ended	$988,000	157.3%	$384,000
Percentage of total net sales for the nine months ended	1.5%	—	0.6%
     Investment income is the result of our investment in money market accounts, investment-grade debt securities, government securities, and corporate bonds, reduced by typical banking fees. For the three and nine months ended September 30, 2005, the increase in investment income was due to our investments in short-term and long-term marketable securities that have higher interest rates.
Income Tax Expense

		% Change
	September 30,	2004 to	September 30,
	2005	2005	2004
For the three months ended	$1,994,000	5.7%	$1,886,000
Percentage of total net sales for the three months ended	8.1%	—	8.2%
Effective tax rate for the three months ended	35.6%	—	39.2%
For the nine months ended	$4,946,000	12.1%	$4,412,000
Percentage of total net sales for the nine months ended	7.3%	—	7.1%
Effective tax rate for the nine months ended	37.0%	—	38.5%
     The increase in income tax expense for the three and nine months ended September 30, 2005, was due to an increase in pretax income. The decrease in tax rate for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily a result of decreasing our expected annual effective tax rate to 37% in 2005 to reflect a new tax deduction for qualified manufacturing expenses, enacted by the American Job Creation Act of 2004.
Liquidity and Capital Resources

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash from operating activities	$11,609,000	$7,130,000
Cash used in investing activities	$(9,985,000)	$(1,223,000)
Cash used in financing activities	$(8,407,000)	$(4,650,000)
     We have funded our operations since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of September 30, 2005, we had $53,905,000 of cash, cash equivalents, short-term and long-term investments.
     During the nine months ended September 30, 2005, we generated cash from operations of $11,609,000 consisting principally of net income of $8,423,000, a decrease in trade accounts receivable of $4,045,000, adjustments for depreciation and amortization, income tax benefit from exercises of stock options, and provision for excess and obsolete inventory that reconcile net income to cash, as well as an increase in deferred revenue. The cash generated from operations was offset by increases in inventory of $3,953,000 and a decrease in other assets of $621,000, as well as a decrease in accrued liabilities. As of September 30, 2005, our trade accounts receivable days sales outstanding (DSO) was 49 days compared to 54 days as of December 31, 2004. As OEM sales increase, we expect our DSO to trend up. The increase in inventory relates to purchases of inventory for sales opportunities in the pipeline that did not close in the third quarter of 2005. There is no assurance that these opportunities will convert to sales in future quarters, however, we believe there is no material risk of an excess inventory charge as inventory may be consumed for other sales opportunities.

     For the nine months ended September 30, 2005, investing activities used cash of $9,985,000, of which $6,511,000 was used for the purchases of marketable securities and $3,474,000 was used for purchases of property and equipment primarily related to purchases of software, research equipment, manufacturing equipment, manufacturing tooling and molds and leasehold improvements. Our investments in marketable securities consist of available-for-sale and held-to-maturity securities invested in government securities’ open-ended municipal, tax-free short-term bond mutual funds and an enhanced income mutual fund with investments primarily in corporate notes and bonds, asset-backed securities, U.S. government securities and municipal obligations.
     We used $8,407,000 of cash in financing activities in the nine months ended September 30, 2005, which was primarily a result of the issuance and payment of three quarterly cash dividends for $5,760,000 and the repurchase of 462,000 shares of our common stock for $4,995,000 classified as treasury stock. This cash outflow was offset by proceeds of $2,010,000 received from common stock option exercises and $363,000 received from the purchase of common stock under our employee stock purchase plan.
     As of September 30, 2005, we had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements included in the 2004 Form 10-K or as noted in the “Aggregate Contractual Obligations and Commercial Commitments” section below. Stockholders’ Equity at September 30, 2005, was $73,678,000, which represented 79.1% of total assets.
     As of September 30, 2005, we had working capital of $32,764,000 compared to $40,509,000 at December 31, 2004. The decrease in working capital occurred primarily from the purchase of investments in marketable securities classified as long-term. As of September 30, 2005, our current ratio (ratio of current assets to current liabilities) was 2.70:1, compared with a current ratio of 3.25:1 as of December 31, 2004.
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
     Indemnifications. We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations, we do not anticipate any future material costs, and have not accrued any liabilities related to such indemnifications in our financial statements.
     As of September 30, 2005, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	2005	2006	2007	2008	Thereafter	Total
Operating leases	$338,000	$997,000	$344,000	$—	$—	$1,679,000
Purchase commitments	288,000	1,872,000	—	—	—	2,160,000
Other obligations	15,000	51,000	51,000	18,000	—	135,000

Total contractual obligations and commercial commitments	$641,000	$2,920,000	$395,000	$18,000	$—	$3,974,000

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

• Customer creditworthiness

• Monitoring collections and payments from customers

• Deterioration of customer’s economic condition after date of invoice

• Changes in credit loss rates from historical rates used

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Cost of goods sold and inventories	Obsolete, unmarketable or excess inventory	Estimating obsolete, unmarketable or excess inventory requires us to forecast future demand and market conditions. Changes in our product strategy can result in obsolete inventory.	We base our estimate on the difference between the cost of held inventory and the expected market value of the inventory.	• Product lifecycle • Evaluation of customer demand for various product types • Analysis of inventory on hand with no estimated future demand from customer base

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Deferred income taxes	Recoverability of deferred tax assets	We are required to estimate whether recoverability of deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdictions.	We use historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations.	• Tax law changes • Variances in future projected profitability, including by taxing entity

Financial Statement	Critical Estimate	Nature of Estimates	Assumptions/Approaches
Caption(s)	Item	Required	Used	Key Factors
Warranty	Warranty obligations	Estimating warranty liability requires us to forecast, using historical data, combined with relevant information regarding current conditions, as a basis, future product failure rates, material usage and service delivery costs.	We base our estimate on historical and current trends of product failure rates, repair cost per unit and service delivery costs.

We have contractual commitments to various customers that require us to incur costs to repair an epidemic defect. Historically, we have not experienced significant costs related to epidemic failure. Costs would be accrued for an epidemic defect when an epidemic defect is identified and the costs of repair can be reasonably estimated.	• Monitoring and evaluating the quality of component suppliers

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
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R, which requires the Company to adopt SFAS 123R on January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recognized over their vesting period for all unvested stock options at January 1, 2006, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. We chose to use the modified prospective method of adoption and are evaluating the requirements of SFAS 123R and the effect of adopting SFAS123R. We expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. As of September 30, 2005, we have not used derivative instruments or engaged in hedging activities, and have not been currently impacted significantly by fluctuations in foreign currency exchange rates.
Interest Rate Risk
     As part of our cash management strategy, at September 30, 2005, we had cash, cash equivalents and investments in marketable securities of approximately $53,905,000 mainly in the form of bank demand deposits, money market government securities and bond funds. We have completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% point increase in interest rates. If market rates had increased or decreased 1% during the three and nine month period ended September 30, 2005, interest income would have increased or decreased by approximately $136,000 and $406,000, respectively.
RISK FACTORS
     The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I, Item 2 of this report. You should carefully consider the risks and uncertainties described below together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing SpectraLink. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could affect our business, financial condition or results of operations.
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

•	Our reliance on sole or limited sources of supply for many components and equipment used in our manufacturing process. We rely on sole or limited sources of supply for many components and equipment used in our manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment could interrupt our manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent us from decreasing our reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and the financial performance of our company.

•	Because many of our current and planned products are or will be highly complex, they may contain defects or errors that are detectable only after deployment in complex networks and which, if detected, could have a negative effect on our business, operating results or financial condition. Many of our complex products can only be fully tested when deployed in “live” existing wireless networks. As a result, end-users may only discover defects or errors or experience breakdowns in their networks after the products have been deployed. If any of these products contain defects, or have reliability, quality or compatibility problems, our reputation might be damaged significantly and customers might be reluctant to buy our products. These defects could interrupt or delay sales. We may have to invest significant capital and other resources to correct these problems. If we fail to provide solutions to the problems, we will also incur product recall, repair, warranty or replacement costs. These problems might also result in claims against us by our customer or others. In addition, the occurrence of any defects or errors in these products, could result in: failure to achieve market acceptance and loss of market share; cancellation of orders; difficulty in collecting accounts receivable; increased service and warranty costs in excess of our estimates; diversion of resources, and; increased insurance costs and other losses to our business or to end-users.

•	If we experience product failure that indicates either manufacturing or design deficiencies, we may be required to recall units in the field and/or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such product failures, our business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. End-users have discovered errors in our products in the past and may discover errors in our products in the future. In addition, if our costs of remediating problems experienced by our customers exceed the expectations used in developing our warranty reserves, these costs may adversely affect our operating results. Consequently, our product failure could have a material adverse impact on our operations and financial results.

•	Our ability to attract and retain personnel, including key technical and management personnel. Much of the future success of our company depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the wireless

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
•	The uncertainty about economic prospects in some sectors of our target customer market adversely impacts their information technology spending and our business. Our business has from time to time been adversely impacted by the uncertainty about general economic prospects in some sectors of our target customer market within the United States and worldwide, because this uncertainty has resulted in a decline in, or a failure to increase, their information technology spending. Consumers of information technology in some of these sectors may defer, and in some cases cancel, their purchase decisions. Our operating results may be adversely affected as a result. We expect the economic uncertainty to continue to adversely impact our business and operating results for at least the next few quarters and perhaps significantly longer. The adverse impacts from economic uncertainty include longer sales cycles, lower average selling prices, fewer large orders from a single customer and reduced revenue.

•	Changes in rules and regulations of the FCC and other regulatory agencies. The wireless communications industry, regulated by the Federal Communications Commission (FCC) in the United States and similar government agencies in other countries, is subject to changing political, economic, and regulatory influences. Internationally, products that we develop will be required to comply with standards established by authorities in various countries. Regulatory changes, including changes in the allocation of available frequency spectrum, or changing free un-licensed to free based spectrum licensing could significantly impact our operations in the United States and internationally. For example, recently the FCC revised regulations related to the 1920-1930 MHz Unlicensed PCS band that previously had deterred DECT-standard products from being introduced into the U.S. market and, in the last several years, the European Union (EU) has adopted a number of initiatives (WEEE, RoHS, etc.) related to equipment emissions, electronic waste, privacy of information and expanded consumer warranties. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could seriously harm our business.

•	We are dependent on indirect sales channels for most of our revenue. A significant portion of our revenues is derived from a variety of third-party business partners, including OEMs, distributors and resellers. During the three months ended September 30, 2005, sales of our products through our indirect distributors accounted for 78.4% of our product revenue, of which 23.4% of product revenue was contributed by our OEM partners. Our contracts with third-party business partners do not require those partners to purchase minimum quantities of our products or services. In fact, some of our third-party business partners also offer the products of some of our competitors. In addition, our OEM agreements do not restrict an OEM from acquiring products from a third-party or independently developing products and services that would directly compete with us. We cannot guarantee that any of our third-party business partners will continue to market our products or devote significant resources to doing so. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third-party business partners in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third-party business partners and our business, and result in decreased sales through third-party business partners or threatened or actual litigation. If our third-party business partners do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party business partners have confidential information concerning our products and services, product release schedules and sales, marketing and third-party reseller operations. Although we have nondisclosure agreements with our third-party business partners, we cannot guarantee that any third-party business partner would not use our confidential information to compete with us. Furthermore, since we have experienced lower gross margins related to sales to our OEM partners, we may experience lower gross margins in the future if sales to our OEM partners become a larger percentage of product sales. Our success depends in part upon our ability to maintain and expand these relationships. The loss of any major partner, the failure to attract new partners or inability to maintain the current level of revenue from our existing partners could have an adverse effect on our business, operating results and financial condition.
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

have developed specialized knowledge and skills relating to our technology and business. Others have been promoted within, or have joined, senior management roles recently. For example, effective May 31, 2005, Gary Bliss, our Executive Vice President of Engineering, retired from his position. In October 2005, Masood Gahari was hired as our Executive Vice President of Engineering and Chief Technology Officer. In addition, during the last two years three of the five executive officers were either new to the Company or were promoted. Our success depends in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our executive officers and key personnel are employees at will. We have no employment contracts for our executive officers, and do not maintain key person insurance on any of our executive officers. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors, and could experience a loss in productivity while any such successor develops the necessary training and experience.
•	Our reliance on our 802.11b technology partners to continue to provide the wireless local area network for our NetLink product, and to provide access points which support SpectraLink’s Voice Priority Technology. In the absence of a wireless voice prioritization standard to ensure quality of service, we rely on 802.11b technology partners, such as Symbol Technologies, Cisco Systems, Trapeze Networks Inc. and Aruba Wireless Networks to continue to provide wireless local area network support for our NetLink product, and to provide access points that support SVP capability. If any of our technology partners fail to provide voice prioritization support for our products, the market opportunity for NetLink products would be reduced and our future results of operations would be materially harmed until we find new 802.11b technology partners or voice prioritization standards are adopted.

•	Our ability to generate continued market growth rates may require us to participate in industry consolidation. As part of our business strategy to continue our market growth for IP telephony, we may engage in acquisitions or mergers with other companies, or individual product lines, technologies and/or personnel or become the target for a merger or acquisition. Acquisitions or mergers involve numerous risks, including the following:
•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Be disruptive to our sales efforts, channel partners or customer relationships;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.
Acquisitions may also cause us to:
•	Issue common stock that would dilute our current stockholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Experience possible delays in financial reporting and additional resources required to integrate ERP systems;

•	Incur additional financial costs and personnel resources which may be required to timely comply on a consolidated basis with Section 404, “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs and restructuring and other related expenses; and

•	Become subject to intellectual property or other litigation.
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

•	If we are unable to develop and introduce new products and transition existing products and respond to emerging technological trends, changing environmental regulations and customers’ changing needs, our operating results and market share may suffer. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. We may encounter delays in deploying new or improved products. For instance, our new products may not properly function with our customers’ existing telephone systems, or our new products may contain defects or bugs. These incompatibilities, defects or bugs may not be detected until our customers begin to install the products or thereafter. We may need to modify the design of our new or improved products if they have incompatibilities, defects or bugs, which could result in significant expenditures as we seek to remedy the problems, delays in the purchase of the products or cancelled orders. We may also encounter delays in the manufacturing and production of the new products. Additionally, the new products may not be commercially successful. Demand for existing products may decrease upon the announcement of new or improved products. Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products, even if newly introduced, until the new or improved versions of those products are available. If customer orders decrease or are delayed during the product transition, we may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins. Our gross margins might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products. Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on our business, operating results or financial condition.

•	Our ability to manage potential expansion of operations in the U.S. and internationally. We intend to expand our existing domestic and international operations, and to enter new markets. This expansion will require significant management attention and financial resources. We currently have limited experience in marketing and distributing our products internationally and in developing versions of products that comply with local standards. We may also not be able to maintain or increase international market demand for our products. International operations are subject to other inherent risks, including foreign government regulation of technology or unexpected changes in regulatory and customs requirements, difficulty and delays in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights, foreign currency exchange rate fluctuations, and taxation consequences.

•	We face increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for our systems include product functions and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, network and application integration capabilities, distribution channels, and the effectiveness of marketing and sales efforts. Most of our competitors have significantly greater financial, technical, research and development, and marketing resources than us. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us. In addition, mature DECT-standard based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S. which is our largest market and may be lower-priced than our offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their 802.11b wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, which provides 802.11b wireless infrastructure and wireless telephones. Because we focus on wireless on-premises telephone communications, we cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that we will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with our wireless telephone system. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full function provided by our wireless telephone systems.

•	The certification and approval process for our NetLink product for use in countries that support the 802.11b standard. Foreign countries, which support the 802.11b standard, could provide future markets for our NetLink products. However, countries’ certification and approval processes for 802.11b compatible products, such as ours, are typically time consuming and costly. If we have difficulty obtaining certification and approval by foreign countries for our NetLink wireless telephone product, then we and/or our distributor channels may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our business.

•	Our ability to protect or enforce our intellectual property rights. Our future success depends, in part, upon our proprietary technology. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, and nondisclosure and other contractual provisions to protect our proprietary rights. These legal protections provide only limited protection and may be time consuming and expensive to obtain and enforce. There can be no assurance that our issued patents will not be challenged or circumvented by competitors or provide meaningful protection against competition. If challenged, our patents might not be upheld or their claims could be narrowed. If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. As a result, our competitors might offer similar products and we might not be able to compete successfully in our market. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Also, our competitors may independently develop similar, but not infringing, technology, duplicate our products, or design around our patents or our other intellectual property. In addition, other parties may breach confidentiality agreements or other protective contracts with us, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future, and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. We may be required to spend significant resources to monitor and protect our intellectual property rights. Any litigation surrounding our rights could force us to divert important financial and other resources from our business operations.

•	The assertion of intellectual property infringement claims against us. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe upon issued patents, patents to be issued in the future, or other intellectual property rights of others. We may in the future be notified that we are infringing upon certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against us that we are infringing upon intellectual property rights of others, there can be no assurance that infringement claims will not occur in the future. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related methods that are important to us. Litigation may be necessary in the future to defend against claims of infringement or invalidity, to determine the validity and scope of the proprietary rights of others, to enforce our intellectual property rights, or to protect our trade secrets. We may also be subject to claims from customers for indemnification. Any resulting litigation, regardless of our resolution, could result in substantial costs and diversion of resources. If it were determined that our products infringe upon the intellectual property rights of others, we would need to obtain licenses from these parties or reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or be enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

•	We rely on the availability of third-party licenses. Many of our products are designed to include software or other intellectual property licensed from third parties, especially through our OEM agreements. If we terminate OEM or technology partner relationships, it may be necessary in the future to seek or renew licenses with protocols allowing our products to interoperate with their switches. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could harm our business, operating results, and financial condition.

•	Changes in securities laws and regulations have increased our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, have required changes in some of our corporate governance, public disclosure and compliance practices. The Act also required the SEC to implement additional new rules on a variety of subjects. In addition to rules made by the SEC, the Nasdaq National Market has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. These developments have increased our legal and financial compliance costs, and make some activities, like SEC reporting obligations, more expensive and difficult. For instance, in seeking to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002, we spent approximately $700,000 in outside services associated with documenting, testing and auditor review of our internal controls during 2004. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and are continuing to estimate the timing and magnitude of additional costs we may incur as a result.

•	Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R. Under Rule 401(a) as amended, we are not required to comply with SFAS 123R until January 1, 2006. Our reported earnings will be decreased when we change our accounting policy in accordance with the fair-value based concepts soon to be required.

•	The historic volatility of our stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12-month period ended September 30, 2005, the closing price of our common stock has ranged from a high of $17.75 per share to a low of $9.33 per share. Many factors could cause the market price of our common stock to fluctuate, including:
•	variations in our actual or anticipated quarterly or annual results;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	announcements of technological innovations by us or by our competitors;

•	introduction of new products or product enhancements or new pricing policies by us or by our competitors;

•	government regulation;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	changes in the market valuations of other telecommunications companies;

•	the amount of liquid financial resources available to us;

•	the gain or loss of significant customers including OEMs; and

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts.
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
     Changes in Internal Controls over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits
     The following exhibits are filed or furnished herewith:

Exhibit Number	Exhibit Title
31.1 †	Certification of Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed or furnished herewith.

*	In accordance with SEC Release No. 33-8238, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission, and are not incorporated by reference in any filing of SpectraLink Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SPECTRALINK CORPORATION
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

Date: November 9, 2005	By:	/s/ DAVID I. ROSENTHAL

David I. Rosenthal
Chief Financial Officer, Executive Vice President of Finance
and Administration, Secretary and Treasurer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1 †	Certification of Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith or furnished.

*	In accordance with SEC Release No. 33-8238, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of SpectraLink Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.