Form 10-K
period 2005-12-31
SPECTRALINK CORP
filed 2006-03-16
CIK 894268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $.01 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last day of the registrant’s most recently completed second fiscal quarter, or June 30, 2005, was approximately: $122,176,019. For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual stockholders holding more than 5% of the registrant’s outstanding common stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
As of February 28, 2006, there were 19,262,779 shares of the registrant’s common stock, $.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement or in an amendment to this report on Form 10K/A to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year.

Special Note Regarding Forward-Looking Statements
     Certain statements about future events and expectations, or forward-looking statements in this Form 10-K, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and stockholders in the course of presentations about SpectraLink, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes”, “anticipates”, “expects”, “plans”, “estimates”, “intends”, “could”, “might”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are based on assumptions, which are believed reasonable but, by their nature, are all inherently uncertain and involve risk. Examples of forward-looking statements include statements we make regarding future prospects for growth in the on-premise wireless telephone system and phone market, our ability to maintain or increase our market share and our future operating results. In all cases, results could differ materially from those projected. Accordingly, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements. Certain risks and uncertainties relating to forward-looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition” and in Item 1A of this Form 10-K under the caption “Risk Factors”. New risks and uncertainties come up from time to time and it is impossible for us to predict these events or how they may affect us. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.
PART I
Item 1. Business.
Overview
     SpectraLink Corporation (“SpectraLink” or the “Company”, “we”, “us” or “our” as applicable) was incorporated in Colorado in April 1990, and reincorporated in Delaware in March 1996. In December 1999, we formed SpectraLink International Corporation, a wholly owned subsidiary of SpectraLink, to operate our international business. We design, manufacture and sell workplace wireless telephone systems which complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink®1 wireless telephone systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace. SpectraLink wireless telephone systems use a micro-cellular design and interface directly with a telephone system, such as a public branch exchange (PBX), Centrex, or key/hybrid system. Because all calls are routed through the corporate phone system, there are no airtime charges incurred for our customers when they use their SpectraLink wireless telephone system.
     On January 3, 2006 SpectraLink acquired KIRK telecom A/S based in Denmark (“KIRK telecom”). KIRK telecom was founded in 1892 as “Emil Moellers Telefonfabriker”, and was incorporated as KIRK telecom A/S in 1991. KIRK telecom A/S designs, manufactures and sells wireless on-site adjunct communication solutions. Based on the long established DECT technology standard, KIRK telecom offers wireless handsets as well as the underlying radio infrastructure for professional use. KIRK telecom products are targeted at specific vertical markets and are offered in most major markets around the world. Products are sold under the KIRK brand as well as incorporated into OEM solutions. In 2000, KIRK telecom formed KIRK scantel A/S to design, contract manufacture and sell wired and wireless telephones under the KIRK brand name to the residential market, primarily in the Scandinavian countries.
     Our combined company product portfolio consists of three types of product categories differentiated by the wireless technologies implemented into the product: The Link™ wireless telephone system, NetLink™ wireless telephones and DECT (Digital Enhanced Cordless Telecommunication) wireless and corded systems and phones. Link systems WTS uses a proprietary radio infrastructure in the 902-928 MHz radio band targeted to organizations that require a dedicated wireless voice solution for their on-premises mobile workforce. The NetLink wireless telephone products operate over IEEE 802.11-compliant wireless local area networks (WLANs) in the 2400-2483 MHz frequency band using standards-based Internet Protocol (IP) technology. NetLink products are targeted to organizations that want both a wireless voice and wireless data solution on a single network. KIRK’s DECT products operate in the 1800, 1900 and 2400 MHz frequency bands using the DECT standard which is available as an unlicensed band in most of the world. In addition, we offer the SpectraLink Open Application Interface (OAI) and KIRK Serial In-Out (SIO) both of which enable third-party messaging applications to be integrated with SpectraLink and KIRK wireless telephones, respectively. Examples of these third-party applications are nurse-call systems in hospital wards, inventory system look-ups in retail and warehousing sites, and control systems interactions in industrial and manufacturing facilities.

1.	SpectraLink is a registered trademark of SpectraLink Corporation. The SpectraLink logo, Link, and NetLink are trademarks of SpectraLink Corporation. KIRK and the KIRK logo are registered trademarks of KIRK telecom A/S. All other trademarks, service marks or trade names mentioned herein are the property of their respective owners.

     Both SpectraLink and KIRK are certified under, and have maintained compliance with, the International Standards of Operation (ISO) 9001; 2000 standard granted by the British Standards Institute evidencing our commitment to quality assurance.
Market Background
     A growing number of businesses require a high degree of mobility for their employees within the workplace with accessibility by telephone to customers or co-workers. Mobile healthcare workers in clinical settings benefit from real-time communications to efficiently deliver quality healthcare. Retailers seek competitive advantages by quickly responding to customers’ requests for information and service from employees dispersed throughout the store. Hospitality providers seek shorter customer hold or response time by allowing immediate communications with those who can solve a problem or answer a question. Manufacturers seek more efficient operations by enabling workers in the factory to solve problems or answer questions more rapidly, which save them from costly down-time. Information technology, maintenance and other corporate office support personnel are more productive if they remain mobile in the workplace without compromising communications with others. Across industries, businesses are recognizing the benefits of wireless communications in the workplace.
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
     Conventional alternatives to paging include the use of two-way radios, cordless phones and traditional cellular phones, all of which have various limitations. Two-way radios do not provide an adequate link to the wired telephone system. Cordless phones are typically single-cell systems and have a limited calling range. Traditional cellular phones often provide inconsistent indoor reception, and unless specifically designed for on-premises use and durability, are not directly interfaced with a company’s telephone system. Therefore, traditional cellular phones do not offer feature-rich benefits of the wired desk phone. In addition, monthly usage fees and airtime charges may make cellular phones prohibitively expensive in many applications.
     Products dedicated to on-premises voice applications first appeared in the 1990s in the unlicensed bands in North America and Europe, the Middle East, Africa and parts of Asia Pacific. These adjunct products attach directly to existing business telephone systems and provide wireless phone extensions for use on the premises. Because these systems are unlicensed, they can be installed or relocated without prior approval from the Federal Communications Commission (FCC) or the corresponding governing body in other geographies. The 902-928 MHz band in North America is set aside for unlicensed products which employ either narrow-band or spread spectrum technology. SpectraLink products utilize the spread spectrum technology. Because narrow-band technology systems in the 902-928 MHz band must operate at lower power levels than spread spectrum systems, they generally have inferior range and are more susceptible to interference. Multi-cellular wireless business phone systems that provide handoff to adjacent base stations, and systems that restrict wireless phones to a single base station, are available in the 902-928 MHz band. In the United States in 1994, the FCC allocated additional spectrum in the 1920-1930 MHz band for unlicensed on-premises wireless voice applications but in April 2005 the FCC approved a modified version of DECT for use in the unlicensed 1920-1930 MHz band. The products that use this spectrum are commonly referred to as unlicensed personal communications systems (U-PCS).
     Throughout Europe, the Middle East, Africa, Australia, and other regions, DECT systems operate in the 1880-1900 MHz band. DECT technology is used for both multi-cell business systems and single-cell residential cordless telephones, thereby reaching a larger market and resulting in both higher production volumes and lower end-user costs. Our DECT offerings contribute to our goal of growing our geographic footprint.
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

Strategy
     Our overall strategy is centered on addressing the communication needs of mobile employees in the workplace. Our customers invest in wireless telephone systems to improve productivity, responsiveness and mobility. Much of our historical success and future growth is based on opportunities in targeted vertical markets where there is a compelling need for workplace mobility. Longer-term, general workplace telephony market opportunities are expected to develop as enterprises continue to adopt new wireless and telephone networking technologies as businesses come to recognize the flexibility of wireless communications versus traditional wired desk phones. There are three key product attributes that allow us to meet the market need and retain our leadership position in wireless telephone systems: voice quality, durability of our products and integration with existing business telephone system infrastructure.
     We believe that our existing products and services, along with our management team, position us to benefit from these communication trends, exceed the market’s technical product requirements, and continue to play an increasing leadership role in addressing the needs of a mobile workforce. The key elements of our strategy include:
•	Maximize Penetration of Vertical Markets Globally. We believe that our highest returns will be achieved by focusing our sales and marketing efforts to targeted markets that we believe are largely under-penetrated and offer significant opportunity for growth. In addition to working with our OEM customers, we target specific markets through our direct selling organization. Those markets are healthcare, retail, manufacturing and hospitality. To further realize our strategy, we have added additional sales and marketing personnel to tailor our product and service offerings and create marketing campaigns for these identified markets. By leveraging the market knowledge of the KIRK telecom sales, marketing and service organization, we plan to raise awareness levels of our products and technologies in additional countries and regions, and to continue localizing our marketing and sales efforts in these regions.

•	Further Strengthen Our Leadership Position in Wireless Technology by Enhancing Our Voice Technologies and Aligning with Other Wireless Applications. Our first priority is to promote the value of mobile voice and data in the workplace. We execute this strategy by participating in the continued deployment of voice over internet protocol (VoIP) technologies through sales of our NetLink wireless telephones, continued enhancements to our legacy product, the Link wireless telephone system, and now as a result of our acquisition of KIRK telecom, by offering DECT-based products. Link enhancements will offer our customers continued tangible return on their investments in their existing network infrastructure. In addition, we have initiated technology and marketing programs with complimentary application providers to enhance our product solutions. As evidence of our leadership position, we offer a certification program for third-party text messaging applications, which is titled the SpectraLink Certified Messaging Applications Program. In addition, the SpectraLink VIEW (Voice Interoperability for Enterprise Wireless) Certification Program is designed to ensure interoperability between Wi-Fi telephony client devices and wireless local area network (WLAN) infrastructure products. SpectraLink VIEW certified products must meet enterprise-grade performance criteria for voice quality, security, capacity and roaming. Finally, we will continue our active participation in the evolving standards of wireless VoIP via our relationships with the Wi-Fi Alliance, the Institute of Electrical and Electronics Engineers (IEEE) 802.11 and the DECT standards body. We plan to further leverage our expertise in wireless technologies to other applications, such as location-aware wireless applications, by developing and aligning with other third-party applications to offer coordinated solutions to critical problems in our targeted vertical markets. We also plan to participate in the emerging demand for dual or multi-mode telephones whereby a user can operate voice calls using multiple modes of technology, including cellular and Wi-Fi, from one device.

•	Build on our Strong Relationships with our Distribution Channels. We believe that we are well positioned to be a preferred partner to major enterprise telephony equipment providers worldwide due to our neutral approach to customers’ brand and technology choices. Our product lines, Link, NetLink and KIRK DECT, interoperate with nearly all major PBX manufacturers. Our proven expertise and flexibility in meeting original equipment manufacturers (OEM) needs is demonstrated in our extended product and service offerings. Our goal is to provide greater exposure of our products through the reach these partners have with their customers.
SpectraLink Products
     The Link wireless telephone system operates in the 902-928 MHz band and uses a micro-cellular design consisting of three components: a master control unit, base stations and wireless telephones. A master control unit is installed near the telephone system, or at the Centrex demarcation location. It can interface either directly with the analog ports of the host telephone switching system, or it can connect via a digital interface to certain PBX and key/hybrid systems.
     The master control unit also connects to small radio transceivers called base stations via twisted-pair telephone wiring. The base stations provide the wireless link to a six-ounce wireless telephone with an alphanumeric display. The wireless telephone battery provides up to four hours of talk time or up to 80 hours of stand-by time.

     Each base station supports multiple users and covers a transmission area in excess of 50,000 square feet depending on transmission obstructions present in the building. A call is handed off from one base station to another as a user moves throughout the coverage area. High-density base stations are available to support applications that require a large number of users within an area such as trading floors, support centers and emergency response centers. SpectraLink designed Link wireless telephone system to provide seamless coverage, enabling real-time handoff of an active telephone call as the user roams.
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
     The NetLink SVP server is a dedicated network appliance used in conjunction with our voice priority technology implemented in WLAN access points. SVP is a voice prioritization mechanism developed by us that improves voice quality on WLANs through the use of packet prioritization and timed delivery of packets. A majority of enterprise WLAN network access point providers have implemented SVP technology to work with their access points, including: Aruba Wireless Networks, Cisco Systems, Colubris Networks, Enterasys Networks, Extreme Networks, Intermec Technologies, Nortel, Proxim, Strix Systems, Symbol Technologies and Trapeze Networks. Although new standards for quality of service (QoS) have been developed, we believe the minimum implementation of these standards will still require a NetLink SVP server to improve voice quality and system performance. However, implementation of optional components of the standard or proprietary QoS enhancements may allow NetLink wireless telephones to operate without the requirement for a NetLink SVP server.
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
KIRK Products
     KIRK DECT products are adjunct, modular solutions which are compliant with Generic Access Profile (GAP), a procedure for identifying and connecting Bluetooth devices. All KIRK solutions consist of a KIRK wireless server and KIRK handsets. The solutions are customized to the individual customer needs by adding KIRK base stations and/or KIRK repeaters for larger area coverage.
     KIRK solutions offer high standards of voice quality, and are designed to transparently transfer PBX/call handler functions to KIRK handsets. Seamless handover between KIRK repeaters and base stations facilitate uninterrupted calls throughout the installation coverage area. Furthermore, KIRK handsets can be subscribed to KIRK solutions at up to 10 different locations, and will automatically connect to the relevant location. The messaging function between KIRK handsets secures optimal integration with different applications to enhance use of the KIRK wireless solution.
     KIRK wireless servers are available in different models with capacities ranging from 1 to 1,500 wireless users, as well as a choice of analog, T1 or IP interface technologies.
     KIRK handsets come in four models targeted at different job functions within the healthcare, retail, manufacturing and hospitality verticals. KIRK handsets offer high quality and durability attributes, with battery life of up to 16 hours of talk time or up to 150 hours in standby mode.

Technology
     We devote significant planning and resources to development and use of advanced technology. Our focus on technology enables us to meet the requirements for delivery of portability, indoor radio and system performance, high reliability, low cost, and manufacturability. All of our key technologies are incorporated into our Link, NetLink and/or KIRK DECT wireless telephone portfolios. Our technologies include:
     Spread Spectrum Technology. Spread spectrum is a radio frequency transmission technique in which the transmitted information is spread over a relatively wide bandwidth. The use of spread spectrum technology makes radio signals more immune to interference, reduces the possibility of interference with others, provides privacy against eavesdropping, and improves the quality of voice transmission. While there are many advantages to the spread spectrum technique, it is more complex to implement than more commonly used narrow-band modulation techniques. Link wireless telephone systems use a form of spread spectrum transmission called frequency hopping, a technique that combines an information signal with a radio carrier whose frequency assignment changes rapidly in a pseudo-random manner at the transmitter. The signal resulting from frequency hopping is decoded at the receiving end using the same pseudo-random frequency pattern. NetLink wireless telephones use either frequency hopping or direct sequence spread spectrum technology. Direct sequence spread spectrum uses a technique whereby a signal is spread over the available band by mixing the signal data with a much higher data-rate pseudo-random data stream. As with frequency hopping spread spectrum, the resulting signal is decoded at the receiving end. The spread spectrum technologies implemented in NetLink wireless telephones conform with IEEE 802.11 (frequency hopping) and 802.11b (direct sequence) global standards.
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
     Telephone System Integration. When our system connects to the phone system using analog ports, our wireless telephones provide many calling features of a traditional desk phone including transfer, conference calling and hold. When the system digitally interfaces to the phone system, our wireless telephones also support the advanced features of the host phone system such as caller identification or calling party name display and multiple line appearances. Currently, our products support digital interfaces to the following manufacturers’ telephone systems: Avaya, Comdial, Fujitsu, Inter-Tel, Mitel, NEC America, Nortel, Panasonic, Siemens and Toshiba. NetLink wireless telephones also integrate with IP standards-based telephone systems using standard or proprietary protocols. VoIP integration provides similar advanced features as traditional digital integration, but with a packet-based network interface. Currently, we support proprietary VoIP protocols from Alcatel, Avaya, Cisco Systems, Inter-Tel, Mitel, NEC, and Nortel.
     Application Interface. The SpectraLink Open Application Interface (OAI) and the KIRK Serial In-Out (SIO) enable our handsets to work in conjunction with text messaging applications. The OAI and SIO respectively allows third-party applications to write to the handset’s alphanumeric display, set up calls, and receive user input from the keypad. We have worked with application vendors to develop interfaces for e-mail, in-house paging systems, nurse-call systems, and industrial alarm and control systems.

     Voice Quality . The SpectraLink Voice Priority (SVP) quality-of-service (QoS) mechanism demonstrates our commitment to interoperabilty, as SVP has served as the industry’s de facto QoS standard since 1999. Many major access point providers including Cisco Systems, Symbol Technologies, 3 COM, Aruba, Alcatel, Nortel and Trapeze Networks have implemented our SVP protocol, which enables our NetLink handsets to operate with their WLAN infrastructure. We anticipate that QoS standards will eventually replace the need for SVP and we intend to support those standards once they become more widely adopted among leading enterprise WLAN infrastructure vendors and provide adequate voice quality, capacity and battery life.
Sales, Marketing and Customer Support
SpectraLink Sales and Marketing
     We sell and support our systems through direct and indirect channels including distributors and OEMs. This strategy is intended to reduce our dependence on a single sales channel and to permit broad marketing of our products and services.
     Sales. Our indirect sales channels sell a majority of our products and services through resellers, distributors and OEMs. Our direct sales channels sell our products and services to end-user customers and support the indirect sales channels. We have various sales offices throughout the United States and Canada. We also have international offices in Denmark, United Kingdom and Australia.
     Resellers. Our products are sold through a number of telecommunications equipment providers and distributors throughout the world. Each of these companies has a non-exclusive reseller relationship with us. We have not restricted our resellers from selling in the same geographical areas.
     OEMs and Private Labels. We have established OEM agreements with various OEMs throughout the world. Through these agreements we manufacture products that are branded as and sold exclusively through the OEM partner and its channels. We also develop support for the OEM partners’ proprietary telephone switch protocols. We do not restrict markets for OEM partners. Each of these companies has a non-exclusive OEM relationship with us and there are no minimum purchase commitments.
KIRK Sales and Marketing
     KIRK telecom has implemented an indirect sales strategy, divided into two categories: sales of KIRK branded products and sales of OEM products.
     The KIRK branded products are sold through a global network of distributors. A KIRK distributor may be a traditional vendor of telecommunication solutions as well as an IT system integrator.
     OEM customers are typically leading PBX manufacturers who have chosen to outsource the development and manufacturing of wireless telephony. KIRK telecom develops and manufactures solutions based on OEM customer specifications, incorporating wireless KIRK products into OEM products. OEM customers market the KIRK manufactured products using their own product name and brand.
     KIRK scantel sells its consumer telephones through indirect channels through distributors who have retail outlets, primarily in the Scandinavian countries.
Customer Support and Warranty Coverage
     SpectraLink’s customer support operations are dedicated to planning, installing, repairing and maintaining our systems, as well as training our customers and business partners. Customer support personnel are located in Boulder, Colorado; and in other locations in the United States, the United Kingdom, and Australia. Customer support involvement occurs with customers during early customer contact, the system configuration and installation phases, on-going warranty periods, and during any contracted maintenance periods and on a time and materials basis.

     Both SpectraLink and KIRK warrant that all products are free of defects upon delivery and provide standard warranty coverage at no cost for a limited period of time. After the warranty period, the SpectraLink customer support department sells various levels of support, based on the maintenance level selected and paid for by the customer.
     The KIRK service organization provides customer technical training and third level support to distribution and OEM customers, who provide first and second level support to their sales channels. On-site trouble shooting visits are carried out on a time and materials basis to customers.
Customer Dependence, Geographical and Segment Information
     No one customer comprised more than 10% of total net sales in 2005. As KIRK telecom was not acquired until January 3, 2006, KIRK telecom’s sales are not included in this analysis for any period. During fiscal years 2004 and 2003, one customer comprised more than 10% of total net sales. This customer represented 10.3% and 11.3% of total net sales, respectively.
     The following table summarizes the sales to different customer types as a percentage of total net sales:

	Years Ended December 31,
Customer Type	2005	2004	2003
Indirect Product Sales (excluding OEM)	43%	47%	50%
OEM Product Sales	16%	14%	5%
Direct Product Sales	17%	19%	24%
Service Sales	24%	20%	21%

Total Net Sales	100%	100%	100%

     SpectraLink had revenue as a percentage of sales from international operations of approximately 6.3% during 2005, 4.5% during 2004 and 1% during 2003. We expect the percentage of revenue from international operations to increase in 2006 as a result of our acquisition of KIRK telecom.
     We have historically derived revenue principally from the sale, installation and service of wireless on-premises telephone systems, and have considered our operations to be conducted in one operating segment.
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
Competition
     The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products. Traditional PBX telephone switch integration with transcoding gateway technology allows us to connect to digital PBXs in the market which represent a vast majority of the large enterprise PBX lines shipped in the market. VoIP packet based switches from Cisco Systems and others still represent a small portion of the network infrastructure products installed in the market. The competitive factors affecting the market for our systems include product features and functions, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, and the effectiveness of marketing and sales efforts. Most of our competitors have significantly greater financial, technical, research and development, and marketing resources than we do. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us. In addition, some purchasers may prefer to buy their wireless telephone systems from a single source provider of telephone systems. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of WLANs, such as Cisco Systems, which provides 802.11 wireless network infrastructure and enterprise telephone systems as well as wireless telephones, but is limited due to its inability to interoperate with the traditional PBX equipment. Because we focus on wireless on-premises telephone communications, we cannot serve as the sole source for a complete telephone or data communications systems. There is no assurance that we will be able to compete successfully in the future.

     Our product competition falls into four general categories: multi-user cordless telephone products, unlicensed multi-cell systems, cellular-based systems, and WLAN-based systems. Single-user cordless telephones are not considered competing products because of their low user capacity, limited range, and consumer-grade handset design. This category also includes recently announced handsets designed for use with residential Wi-Fi networks and consumer-focused VoIP services. We also do not regard public cellular or PCS services as current competitors because of their lack of integration with enterprise telephone systems, inadequate indoor coverage, and usage-based cost structure.
•	Multi-user cordless telephone systems allow multiple handsets to operate in the same area without interference on shared or unique base stations. Some of these systems offer limited hand-off capability to a secondary base station for additional coverage. These products are typically sold through consumer electronics channels and are targeted at residential and small office applications.

•	Unlicensed multi-cell systems are products that offer similar capacity and functions to our Link wireless telephone systems. They operate on unlicensed radio spectrum with no airtime charges or licensing requirements. Some of these products are integrated into the host PBX system, allowing the wireless system to share some of the PBX common equipment and administration. Unlicensed multi-cell systems are available in North America from Alcatel, Ascom, and NEC America. Similar systems using DECT technology are sold throughout Europe and in several Asia-Pacific countries. DECT technology is used for both multi-cell business systems and single-cell residential cordless products. DECT systems are available from Alcatel, Ascom, Avaya, Ericsson, Nortel, Philips, Siemens, and several other manufacturers. Recent changes in FCC rules allows for sale of DECT-based systems for use in the U.S. and Canada operating in the U-PCS band at 1920 – 1930 MHz. Some modified DECT-based products were introduced into the North American market in 2005.

•	Cellular-based systems operate on licensed cellular frequencies, allowing handsets to be used on both the in-building wireless system and the public cellular network. These systems utilize a network of active or passive antennas installed throughout a building to provide radio coverage for cellular telephone users. Integration with the enterprise telephone system is addressed by forwarding calls to the cellular network through the telephone system or through an adjunct device.

•	WLAN-based systems use VoIP technology to carry packetized voice information over a standards-based WLAN. Along with our NetLink wireless telephones, Cisco Systems offers an 802.11 handset product. In addition, Vocera Communications offers an 802.11 communication system that utilizes voice recognition technology. Additional WLAN-based handsets have been recently announced targeting users of consumer-targeted VoIP services. These products are being offered at price points that are significantly lower than enterprise-targeted wireless handsets, yet significantly higher than typical consumer cordless phones. Several original design manufacturing (ODM) providers of electronic devices have developed Wi-Fi handsets targeted at consumer and low end enterprise markets.

•	Most of the leading cellular handset manufacturers have announced or launched dual-mode or multi-mode handsets combining traditional public cellular services along with 802.11 WLAN support including Motorola and Nokia. The 802.11 support capability is primarily focused on providing broadband data access on residential or public 802.11 networks, although in some cases the ability to use broadband VoIP services is also featured. The target market for dual-mode handsets is existing cellular telephone users, and therefore has little overlap with SpectraLink’s target market of on-premises enterprise users.
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
     With the acquisition of KIRK telecom in January 2006, through KIRK scantel, we now compete in the residential market, currently primarily in the Scandinavian countries. The overall market in the consumer segment is highly competitive and most of our competitors have significantly greater financial, technical, research and development, and marketing resources than we do. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us.

Patents, Intellectual Property, and Licensing
     We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, trade secret laws and contractual restrictions, such as confidentiality agreements and licenses.
     We have a program to file applications for and obtain patents and trademarks. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. SpectraLink has obtained a number of patents in the United States. SpectraLink has registered SpectraLink and the SpectraLink logo in the United States. KIRK telecom has registered the KIRK and the KIRK logo in key markets, including Denmark, European Union, the United States, Canada and other countries. There can be no assurance, however, that the rights thereby obtained can be successfully enforced against competitive products. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.
     Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition.
     The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. We may in the future be notified that we are infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against us or unresolved notices that we are infringing intellectual property rights of others, there can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in the section of this report entitled “Risk Factors,” including the risk factors entitled “Our ability to protect or enforce our intellectual property rights,” “The assertion of intellectual property infringement claims against us,” and “We rely on the availability of third-party licenses.”
Manufacturing
     Our manufacturing operations consist primarily of the fabrication and assembly of components and subassemblies, which are individually tested and integrated into full systems, or shipped as individual items for expansion orders. In order to facilitate initial start-up and manufacturing process improvements, we conduct in-house prototype development and have established pilot line capabilities. We maintain complete in-house materials procurement, assembly, testing and quality control functions. In August 2001, SpectraLink entered into an agreement with OFFSHORE INTERNATIONAL, INC. (Offshore), as Offshore has an existing contractual relationship with Maquilas Teta Kawi S.A. de C.V., for the furnishing of manufacturing space, labor (primarily for component assembly) and services in Empalme, Sonora, Mexico. SpectraLink utilizes a minimal number of subcontract manufacturers to assemble our components.
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

     We lease 36,125 square feet of manufacturing space at 6175 Longbow Drive in Boulder, Colorado and we also lease 18,654 square feet of manufacturing space primarily for component assembly in Empalme, Sonora, Mexico. Since we rely on these manufacturing facilities, a major catastrophe affecting any of these locations could result in a prolonged interruption of our business, with adverse impact on us. However, we believe this risk is mitigated as a result of our acquisition of KIRK, since KIRK’s manufacturing facilities and equipment are similar to SpectraLink’s and each of our facilities could be re-deployed to handle each other’s products.
     All KIRK telecom manufacturing takes place in Horsens, Denmark. Printed boards, plastic covers for handsets, components and other materials are sourced in the Far East and assembled in Horsens. Production planning and testing also takes place in Horsens. KIRK scantel sub-contracts all manufacturing to various contract manufacturers located in China.
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
     Not including KIRK’s research and development activities, SpectraLink’s research and development costs were approximately $11,362,000, $8,899,000, and $7,759,000 in fiscal years 2005, 2004 and 2003, respectively. Our inability to introduce in a timely manner new products or enhancements to existing products that contribute to sales could have a material adverse effect on our business and financial condition.
Product Warranties and Service
     SpectraLink
     We provide warranties against defects in materials and workmanship for products for periods ranging from 90 days to 15 months, but in limited cases up to 18 months. At the time the product is shipped, we establish a provision for estimated costs of providing service under these warranties based on historical warranty experience. As of December 31, 2005 and 2004, accrued warranty costs were $947,000 and $901,000, respectively. Product failure rates, materials usage and warranty-related service costs incurred in correcting a product failure affect our warranty obligation. Revisions to the estimated warranty liability would be required should actual product failure rates, material usage or warranty-related service costs differ from our estimates.
     KIRK telecom
     KIRK telecom provides product warranties ranging from 15 to 18 months from the manufacturing date.
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

     The 1880 – 1900 MHz Band. The 1880 – 1900 MHz DECT band is an available unlicensed spectrum for DECT communication in most of the world, except Japan and the United States. In other countries including the Middle East, the respective government administrative body made DECT available only for professional use and restricted for residential use.
     The 1920-1930 MHz Band. In 1994, the FCC designated a 10 MHz segment from 1920-1930 MHz for isochronous wireless systems such as voice communications. Wireless telephone equipment operating in this range falls under Subpart D of the Part 15 Rules. In April of 2005, the FCC allowed modified DECT products to operate in the 1920 – 1930 MHz band, and with launching the KIRK products in the U.S. market, we plan to leverage this new opportunity in 2006.
     The 2400-2483 MHz Band. The FCC permits the use of spread spectrum technology under the Part 15 Rules in the 2400-2483 MHz band. The FCC has certified NetLink and KIRK DECT wireless telephones for unlicensed operation under Part 15 Rules in this band.
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
Employees
     As of January 31, 2006, SpectraLink employed 471 persons, 459 of whom were full-time employees and KIRK telecom employed 179 persons, 173 of whom were full-time employees.
Available Information
     Our internet website address is www.spectralink.com. Information contained in our website is not incorporated by reference into this annual report, and you should not consider information contained in our website as part of this annual report. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investors portion of our website. We post these materials on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
     We have adopted a written code of conduct that applies to all of SpectraLink employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of conduct is available at the Investors portion of our website. In the event we amend, or provide any waivers from, the provisions of this code of conduct, we intend to disclose these events on our website as required by law.
Item 1. A RISK FACTORS
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
• We are subject to numerous risks associated with our recent acquisition of KIRK telecom. On January 3, 2006, we acquired KIRK telecom, a provider of on-site, wireless communications products, based in Denmark. As a result of the acquisition, KIRK telecom became a wholly owned subsidiary of SpectraLink. Mergers and acquisitions of telecommunications companies are inherently risky, and no assurance can be given that our acquisition of KIRK telecom or any other future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate KIRK telecom and other acquired companies could also materially harm our business and operating results.

Difficulties in integrating the operations, technologies, products, and personnel of KIRK telecom or any other acquired company could lead to the following:
▪	Diversion of management’s attention from normal daily operations of the business;

▪	The potential loss of key employees of KIRK telecom or any other acquired company;

▪	Potential difficulties in completing projects associated with research and development due to uncertainty of combined product roadmap plans;

▪	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

▪	Initial dependence on unfamiliar supply chains or relatively small supply partners;

▪	Insufficient revenues to offset increased acquisition expenses;

▪	Assuming liabilities;

▪	Recording goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential impairment charges;

▪	Experience an increase in the complexity of accounting issues and reporting requirements related to previously inapplicable accounting pronouncements, such as accounting polices related to foreign currency transactions;

▪	Experience possible delays in financial reporting and additional resources required to integrate ERP systems;

▪	Difficulties in managing and integrating internal financial control systems;

▪	Risks associated with a foreign company privately held becoming part of a U.S. public company;

▪	Risks associated with managing internal control systems in foreign subsidiaries;

▪	Economic risks in doing business in a foreign country;

▪	Incurring additional financial costs and personnel resources which may be required to timely comply on a consolidated basis with Section 404, “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002;

▪	Be subject to the impacts of currency fluctuations;

▪	Incurring amortization expenses related to certain intangible assets;

▪	Incur large and immediate write-offs and restructuring and other related expenses; and

▪	Becoming subject to intellectual property or other litigation.
Risks related to new product development also apply to acquisitions. Please see the risk factor below entitled “If we are unable to develop and introduce new products and transition existing products and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer” for additional information.
▪ Our foreign operations are subject to economic, political and other risks that could adversely affect our revenues or financial position. Our business operations in Denmark, the UK, and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. As of the date of the acquisition of KIRK telecom in January 3, 2006, approximately 30% of our anticipated revenues were generated by our international operations. We anticipate that our revenues from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:
▪	changes in a specific country’s or region’s political or economic conditions;

▪	laws and regulations that restrict repatriation of earnings or other funds; and

▪	difficulty in recruiting trained personnel; and language and cultural differences.
In addition, we face risks associated with changes in foreign currency exchange rates. Due to the acquisition of KIRK, we will increase our exposure to foreign currency exchange rates and the risks associated therein. We have entered into limited forward currency contracts but we have not historically engaged in any hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of changes in currency exchange rates.

• Substantial leverage and debt service obligations may adversely affect us. In anticipation of the KIRK telecom acquisition, we took on a substantial amount of indebtedness. As of December 31, 2005, we had approximately $33 million of consolidated debt. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. All of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.
  Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:
▪	impairing our ability to meet one or more of the financial ratios contained in our credit facility agreement or to generate cash sufficient to pay interest or principal, which events could result in an acceleration of all or some of our outstanding debt as a result of cross-default provisions;

▪	increasing our vulnerability to general adverse economic and industry conditions;

▪	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

▪	limiting our ability to obtain additional debt or equity financing;

▪	requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

▪	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

▪	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.
• Our ability to repatriate money back to the United States in a tax-efficient manner may affect our ability to make payments on our Credit Facility. If Denmark tax laws were to be amended or repealed, we may encounter difficulties repatriating money back to the United States or, while we may be able to do so, we may be taxed at a rate higher than expected.
• Restrictive covenants in the credit facility could adversely affect our business by limiting flexibility. The credit facility contains restrictive covenants and requirements that we comply with certain leverage and other financial tests. These limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness, issuing preferred stock, engaging in various types of transactions, including mergers and sales of assets, and paying dividends, repurchasing our stock, and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, third-party product development, merger and acquisition or other opportunities.
• Our ability to generate continued market growth rates may require us to participate in industry consolidation. As part of our business strategy and the business environment in the telecommunications equipment industry in general, we may engage in further acquisitions or mergers with other companies, or individual product lines, technologies and/or personnel or become the target for a merger or acquisition.
• If we are unable to fulfill quarter end customer orders, then we could lose revenue and customers. The volume of customer orders for our products typically increases significantly at the end of each quarter. Generally, sales for SpectraLink product in any given quarter are distributed approximately as follows: 15% in the first month, 25% in the second month, and 60% in the third month. KIRK telecom also has experienced uneven distribution of sales in any month, particularly in April, which is the last month of KIRK telecom’s fiscal year end. We face significant challenges in meeting this demand. It is difficult to ensure that we have the resources available to meet any such increase in order volume since it is very difficult to predict what the level of demand will be. We may not have the personnel and/or systems necessary to fulfill the large order volume or the ability to upgrade and develop our systems and infrastructure to meet an increased order volume. If we are unable to meet demand from our customers for our products in a cost effective manner, then we might lose revenue and customers, or incur increased operating costs, either of which would harm our business.

• Many of the orders for our products are realized at the end of the quarter, which makes it difficult to forecast or adjust our operating activities quickly in response to an unexpected increase or decrease in customer demand. Due to the timing of orders from customers, we have often recognized a substantial portion of our revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. The demand for our products depends upon many factors and is difficult to forecast. Further, our acquisition of KIRK telecom may make it more difficult for us to predict the demand of the mix for our products. Significant unanticipated fluctuations in demand could cause problems in our operations. The lead-time required to assemble our systems is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. Further, the business relationship which we have with Offshore Group to use a Mexico facility to assemble our products may not be able to provide product in a timely manner. The majority of the KIRK products are manufactured in Horsens, Denmark and the manufacturing lines for SpectraLink product are located in Boulder, Colorado. Additionally, once we receive an order, it requires sufficient time to complete the configuration of our product to our customer’s individual phone systems.
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
• The risk of business interruption arising from our dependence on our manufacturing facilities located in Boulder, Colorado and Horsens, Denmark, and the business relationship we have with Offshore Group to use a facility in Empalme, Sonora, Mexico which provides assembly services. We are highly dependent on our Boulder, Colorado and Horsens, Denmark manufacturing facilities, which is where the majority of our manufacturing and repair operations occur. We are also highly dependent upon our business relationship with Offshore Group to provide management services and an assembly facility located in Empalme, Sonora, Mexico. Any event that may disrupt or indefinitely discontinue any of the facilities’ capacity to manufacture, assemble and repair our products could greatly impair our ability to generate revenue, fulfill orders and attain financial goals. For instance, we may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.
• Our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, we must:
▪	develop or gain access to new technologies in order to increase product performance and function, reduce product size, and maintain cost-effectiveness;

▪	develop new products for existing and emerging wireless communications markets, and introduce such products in a timely manner;

▪	implement emerging wireless standards or multiple emerging wireless standards quickly enough to satisfy market demands and without significant product redesign or the need to allocate additional resources to comply with multiple standards;

▪	develop or obtain access to advanced wireless capabilities as they become available; and

▪	design, develop and introduce competitive new products on a timely basis.
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
• Potential fluctuations in our future revenues, gross margins and operating results. We have experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside our control. Among other things, these factors include:
▪	changes in customer, geographic or product mix, including mix of configurations within each product group;

▪	fluctuating market demand for, and declines in the average selling prices of, our products;

▪	the timing of, and/or delay of, significant orders from customers;

▪	seasonality in demand within our various sectors;

▪	increases in material or labor costs;

▪	excess inventory;

▪	obsolescence charges;

▪	changes in shipment volume;

▪	foreign currency fluctuations;

▪	loss of cost savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand;

▪	increases in price competition;

▪	changes in the mix of our distribution channels including our OEM partners;

▪	government regulation of frequency spectrum;

▪	increases in warranty costs; and

▪	introduction of new products and costs of entering new markets.
For example, historically we have not operated with a significant order backlog, and a substantial portion of our revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, our revenue expectations are based almost entirely on our internal estimates of future demand and not on firm customer orders. Further, our acquisition of KIRK telecom may make it more difficult for us to predict demand for our products. Planned expense levels are relatively fixed in the short-term and are based in large part on these estimates, and if orders and revenue do not meet expectations, our revenues, gross margins and operating results could be materially adversely affected.
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
• We are dependent on indirect sales channels for most of our revenue. A significant portion of our revenues is derived from a variety of third-party business partners, including OEMs, distributors and resellers. During the year ended December 31, 2005, sales of our products through our indirect distributors accounted for 56% of our product revenue and 21% of product revenue was contributed by our OEM partners. Our contracts with third party business partners do not require those partners to purchase minimum quantities of our products or services. In fact, some of our third party business partners also offer the products of some of our competitors. In addition, our OEM agreements do not restrict an OEM from acquiring products from a third party or independently developing products and services that would directly compete with us. We cannot guarantee that any of our third party business partners will continue to market our products or devote significant resources to doing so. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third party business partners in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third party business partners and our business, and result in decreased sales through third party business partners or threatened or actual litigation. If our third party business partners do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party business partners have confidential information concerning our products and services, product release schedules and sales, marketing and third-party reseller operations. Although we have nondisclosure agreements with our third-party business partners, we cannot guarantee that any third-party business partner would not use our confidential information to compete with us. Furthermore, since we have experienced lower gross margins related to sales to our OEM partners, we may experience lower gross margins in the future if sales to our OEM partners become a larger percentage of product sales. Our success depends in part upon our ability to maintain and expand these relationships. The loss of any major partner, the failure to attract new partners or inability to maintain the current level of revenue from our existing partners could have an adverse effect on our business, operating results and financial condition.

• A lower than anticipated rate of acceptance of domestic and international markets using the 802.11b standard may impede our growth. Our NetLink wireless telephones are compatible with the IEEE 802.11b standard for use on 802.11b compliant WLAN networks. Consequently, demand for NetLink wireless telephones depends upon the acceptance of markets utilizing 802.11b compliant networks. This depends in part upon the initial adoption of the 802.11b standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11b compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our products until wireless systems are developed which provide for greater security. Further, our products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11b compliant networks do not grow as we anticipate, our growth would be impeded and we would not be able to factor the related revenue into our growth in the future. If the 802.11b standard does not emerge as the dominant wireless standard in our markets, or multiple standards are adopted that require different technologies we may need to spend time and resources to add functionality to meet the additional standards and many of our strategic initiatives and investments may be of no or limited value. Further, to the extent that additional standards are adopted, our product differentiation could be minimized and our implementation may not be interoperable with the standard, necessitating additional product development to meet the standard which may cause product delays.
• The market for DECT or SpectraLink proprietary technology may decline. If the market adoption of 802.11 standards are faster than anticipated, it may affect sales of KIRK telecom’s DECT technology and SpectraLink’s Link wireless telephone systems. Sales of our Link product have generally been in decline relative to the portion of sales related to 802.11 NetLink sales. DECT solutions could face the same competition and cause a downward trend in our sales growth and our overall gross margin.
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
• Our revenue may fluctuate because we rely on a limited number of significant customers. A portion of our revenue in the past has been derived from a limited number of customers. We also have experienced quarter-to-quarter variability in sales to each of our major customers and expect this pattern to continue in the future.
• We might not be able to execute on our business plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely, or if new members of our management team fail to work effectively together. Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others have been promoted within, or have joined, senior management roles recently. For example, effective May 31, 2005, Gary Bliss, our Executive Vice President of Engineering, retired from his position. In October 2005, Masood Gahari was hired as our Executive Vice President of Engineering and Chief Technology Officer. In addition, during the last two years three of the five executive officers were either new to the Company or were promoted. Our success depends in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. All of our U.S.- based executive officers and key personnel are employees at will. Excepting Ole Lysgard Maadsen, the President and Managing Director of KIRK telecom in Denmark, we have no employment contracts for our executive officers, and do not maintain key person insurance on any of our executive officers. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors, and could experience a loss in productivity while any such successor develops the necessary training and experience.

• We rely on our 802.11b technology partners to continue to provide the wireless local area network for our NetLink product, and to provide access points which support SpectraLink’s Voice Priority Technology. In the absence of a wireless voice prioritization standard to ensure quality of service, we rely on 802.11b technology partners, such as Symbol Technologies, Cisco Systems, Trapeze Networks Inc., 3 Com, Alcatel, Nortel and Aruba Wireless Networks to continue to provide wireless local area network support for our NetLink product, and to provide access points that support SVP capability. If any of our technology partners fail to provide voice prioritization support for our products, the market opportunity for NetLink products would be reduced and our future results of operations would be materially harmed until we find new 802.11b technology partners or voice prioritization standards are adopted.
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
• If we are unable to cross-sell the SpectraLink and KIRK telecom products to each other’s channels, we may not realize the value expected from the acquisition. We acquired KIRK telecom to extend market presence in workplace wireless telephony by adding another technology standard offering and provide a platform for international growth. If we do not successfully add each other’s products to our product offerings, we will not add incremental growth nor realize the effects of leveraging KIRK telecom’s distribution channels, causing less than expected revenue growth.
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
• We face increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for our systems include product functions and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, network and application integration capabilities, distribution channels, and the effectiveness of marketing and sales efforts. Most of our competitors have significantly greater financial, technical, research and development, and marketing resources than us. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us. In addition, mature DECT-standard based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S. which is our largest market and may be lower-priced than the Link and NetLink offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their 802.11b wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, which provides 802.11b wireless infrastructure and wireless telephones. Because we focus on wireless on-premises telephone communications, we cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that we will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with our wireless telephone system. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full function provided by our wireless telephone systems.
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
• Changes in securities laws and regulations have increased our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, has required changes in some of our corporate governance, public disclosure and compliance practices. The Act also required the SEC to implement additional new rules on a variety of subjects. In addition to rules made by the SEC, the Nasdaq National Market has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. These developments have increased our legal and financial compliance costs, and make some activities, like SEC reporting obligations, more expensive and difficult. For instance, in seeking to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002, we had incurred approximately $240,000 and $700,000, respectively, as of December 31, 2005 and 2004 in outside services associated with documenting, testing and auditor review of our internal controls. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and are continuing to estimate the timing and magnitude of additional costs we may incur as a result. In addition, we will need to document, test and audit KIRK telecom’s internal control over financial reporting prior to year-end in 2006, which may be difficult and expensive.
• Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States. Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R. Under Rule 401(a) as amended, we are required to comply with SFAS 123R beginning January 1, 2006. Our reported earnings will decrease when we change our accounting policy in accordance with the fair-value based concepts required in 2006.
• The historic volatility of our stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 12-month period ended December 31, 2005, the closing price of our common stock has ranged from a high of $17.75 per share to a low of $9.51 per share. Many factors could cause the market price of our common stock to fluctuate, including:
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
In addition, the stock market in general, and the market for technology-related stocks in particular, could decline, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we have previously been sued in several purported securities class action lawsuits. Further, certain of our management and directors were also sued in purported stockholder derivative actions. The consolidated class action suit and derivative actions have all been settled.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Description of Properties.
     Our corporate headquarters, manufacturing, and research and development activities are located in Boulder, Colorado, in one 37,050 square foot of leased building space at 5755 Central Avenue, 15,083 square feet of office space at 5744 Central Avenue, 14,966 square feet of office space at 5766 Central Avenue and 15,328 square feet of office space at 2545 Central Avenue. In addition, we lease 36,125 square feet of manufacturing space at 6175 Longbow Drive in Boulder, Colorado and we lease 18,654 square feet of manufacturing space primarily for component assembly in Empalme, Sonora, Mexico. The length of these leases is as follows: (i) the lease for the 5755 Central Avenue facility runs through April 2012, (ii) the lease for the 5744 Central Avenue facility runs through December 2012, (iii) the lease for the 5766 Central Avenue facility runs through June 2012, (iv) the lease for 7,055 square feet of the 2545 Central Avenue facility runs through September 2012, and 8,273 square feet of the 2545 Central Avenue facility runs through December 2010,(v) the lease for 36,125 square feet of 6175 Longbow runs through May, 2012 and (vi) the lease for the Empalme, Sonora, Mexico facility runs through August, 2009. We enter into short-term leases for our domestic and international sales offices. We believe that the combination of our existing facilities together with the availability of additional space for lease in Boulder and other real estate markets will be adequate to meet our current and foreseeable facilities needs.
     The corporate headquarters of KIRK telecom, which houses administration, research and development, manufacturing and sales and marketing activities, is located at Langmarksvej 34, 8700 Horsens, Denmark. This facility consists of 102,037 square feet, and the lease for this property runs through September, 2009 will KIRK telecom’s option to extend through September, 2014.
Item 3. Legal Proceedings.
     SpectraLink is not presently a party to any material pending legal proceedings of which it is aware.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.
     Our common stock is traded on the Nasdaq National Market under the symbol “SLNK”. The following table sets forth for the quarterly periods indicated, the high and low bid prices for our common stock as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2005		2004
	High	Low	High	Low
First Quarter	$17.87	$13.00	$25.75	$15.35
Second Quarter	14.42	9.39	18.60	11.81
Third Quarter	13.89	10.11	14.95	7.93
Fourth Quarter	13.57	10.70	15.32	9.26
     On January 31, 2006, we had approximately 95 stockholders of record.
Dividends
     On November 19, 2003, our Board of Directors declared our initial quarterly cash dividend of $0.10 per share of SpectraLink common stock. During 2004, we paid four quarterly cash dividends of $0.10 per share totaling $7,630,000. During 2005, we paid four quarterly cash dividends of $0.10 per share totaling $7,671,000. The Board of Directors has subsequently determined that dividends will not be paid for the foreseeable future so that the Company can use such cash to pay down the debt incurred with the acquisition of KIRK telecom. In addition, the covenants of the Credit Facility, do not permit us to pay dividends in the future or repurchase our stock.
Equity Compensation Plan Information

(In thousands, except per share amounts)
Number of securities remaining
	Number of securities		available for future issuance
	to be issued upon	Weighted-average	under equity compensation plans
	exercise of	exercise price of	(excluding securities reflected in
	outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,163	$13.57	2,737	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	3,163	$13.57	2,737

(1)	Represents 1,939,970 shares available for issuance pursuant to the Company’s 2000 Stock Option Plan, and 796,429 shares available for issuance pursuant to the Company’s Employee Stock Purchase Plan.

(2)	The Company’s 2000 Stock Option Plan provides for automatic annual increases in the number of shares available for issuance under the plan equal to five percent of the total number of shares of common stock outstanding as of the last day of the immediately preceding fiscal year, not to exceed 1,300,000 shares. The Company’s Employee Stock Purchase Plan provides for automatic annual increases in the number of shares available for issuance under the plan equal to 60,000 per year.

Item 6. Selected Financial Data.
     The selected, consolidated financial information presented below for each of the five years in the period ended December 31, 2005, is derived from our consolidated financial statements. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in this report. Historical results may not be indicative of future results.
Consolidated Statement of Operations Data:
(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003	2002	2001
NET SALES	$97,774	$90,010	$71,428	$60,901	$60,751
COST OF SALES	34,273	32,643	23,813	21,291	20,773

Gross profit	63,501	57,367	47,615	39,610	39,978
OPERATING EXPENSES:
Research and development	11,362	8,899	7,759	6,501	5,510
Marketing and selling	27,272	25,065	22,846	21,184	21,248
General and administrative	6,772	6,352	4,230	3,742	3,378

Total operating expenses	45,406	40,316	34,835	31,427	30,136

INCOME FROM OPERATIONS	18,095	17,051	12,780	8,183	9,842
OTHER INCOME AND EXPENSE, net	990	688	302	551	1,360

INCOME BEFORE INCOME TAXES	19,085	17,739	13,082	8,734	11,202
INCOME TAX EXPENSE	7,061	6,785	4,906	3,319	4,201

NET INCOME	$12,024	$10,954	$8,176	$5,415	$7,001

BASIC EARNINGS PER SHARE	$0.63	$0.58	$0.44	$0.29	$0.37

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	19,061	19,050	18,570	18,960	19,010

DILUTED EARNINGS PER SHARE	$0.62	$0.56	$0.42	$0.28	$0.35

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,370	19,550	19,270	19,240	19,990

Consolidated Balance Sheet Data:
(In thousands)

	December 31,
	2005	2004	2003	2002	2001
Cash and cash equivalents	$16,703	$14,625	$51,861	$44,211	$37,242
Cash in escrow for proposed acquisition	55,148	—	—	—	—
Investments in marketable securities- short-term	14,088	11,984	—	—	1,004
Working capital	85,419	41,058	62,178	53,958	55,297
Investments in marketable securities, non-current	—	27,781	—	—	—
Total assets	130,792	91,426	81,171	67,684	66,438
Current liabilities	34,861	17,440	14,372	10,816	8,489
Long-term debt	18,050	—	—	—	—
Total stockholders’ equity	76,981	73,223	66,549	56,690	57,718
Other Financial Information
(In thousands, except per share amounts)

	December 31,
	2005	2004	2003	2002	2001
Cash flow provided by (used in):
Operating activities	$14,466	$9,843	$10,727	13,890	12,243
Investing activities	(35,750)	(41,839)	(2,681)	(384)	8,734
Financing activities	23,362	(5,240)	(396)	(6,537)	(4,528)
Cash dividends declared per common share (1)	$0.40	$0.40	$0.10	—	—

(1)	On November 19, 2003, our Board of Directors declared our initial quarterly cash dividend of $0.10 per share of SpectraLink common stock. The terms of the Credit Facility prevent us from paying dividends in the future or repurchasing our stock.

Quarterly Financial Data:
(In thousands, except per share amounts)
(Unaudited)

	Quarters Ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
	2005	2005	2005	2005	2004	2004	2004	2004
Net Sales	$30,313	$24,762	$22,111	$20,588	$27,604	$22,968	$20,125	$19,313
Gross Profit	19,399	16,335	14,483	13,285	17,331	14,813	12,758	12,465
Net Income	3,601	3,606	2,653	2,164	3,905	2,927	2,021	2,101
Diluted Earnings Per Share	0.19	0.19	0.14	0.11	0.20	0.15	0.10	0.11
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. As referenced in the first paragraph of Part I, this report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. For a more complete understanding of our financial condition and results of operations, and some of the risks and trends that could affect future results, see “Risk Factors”, in Item 1A of this report.
Business Description and Overview
     SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed wireless telephone communication systems for businesses. Our product portfolio consists of two types of product categories, differentiated by the wireless technologies implemented into the product: The Link™ wireless telephone system and NetLink™ wireless telephones. Link uses a proprietary radio infrastructure in the 902-928 MHz radio band targeted to organizations that desire a dedicated wireless voice solution for their on-premises mobile workforce. The NetLink wireless telephone products operate over IEEE 802.11-compliant wireless local area networks (WLANs) in the 2400-2483 MHz frequency band using standards-based Internet Protocol (IP) technology. NetLink products are targeted to organizations that want both a wireless voice and wireless data solution on a single network. SpectraLink also offers an Open Application Interface (OAI), which enables third-party messaging applications to be integrated with our wireless telephones. Because of the recent advances in wireless local area network (WLAN) technology, a significant portion of our development efforts will focus on our existing NetLink products as well as new products that operate on a WLAN.
     On January 3, 2006, SpectraLink Corporation and SpectraLink Denmark ApS acquired all of the stock of KIRK telecom A/S and its subsidiaries for 389 million Danish Kroner (approximately $62.0 million) in cash excluding acquisition-related costs. As a result of the acquisition, KIRK telecom became a wholly owned subsidiary of SpectraLink Denmark ApS. We used a combination of cash provided by debt and $30 million of our own cash for the transaction. KIRK telecom is based in Horsens, Denmark and designs, manufactures and sells unlicensed wireless telephone systems using the DECT standard. In addition, KIRK telecom offers the KIRK Serial In Out (SIO) to enable third-party messaging applications to interface with its telephone systems.
     With the addition of KIRK telecom’s DECT-based products, we now offer a complete product portfolio that incorporates all major enterprise wireless voice technologies: Wi-Fi, DECT and proprietary systems. Our acquisition of KIRK telecom also significantly increases our international reach and augments our distribution channels and geographical market penetration, further extending our leadership in workplace wireless telephony. Furthermore, the acquisition enables us to compete in new small to medium business markets in North America with KIRK telecom’s DECT products.
     For the year ended December 31, 2005, we achieved the highest levels of annual revenue and earnings in our history. Our revenue was $97.8 million, and earnings per diluted share were $0.62 on net income of $12.0 million. This represents a 9% growth in year-over-year revenue and a 10% increase in year-over-year net income. In comparison, for the year ended December 31, 2004, net income was $11.0 million, or $0.56 earnings per diluted share, on revenue of $90 million.
     The results of KIRK telecom’s operations will be included in our results of operations starting January 3, 2006. When they are included, the KIRK telecom’s operations will significantly impact our sales, cost of sales, and operating expenses. Unless specifically indicated, disclosures in this Form 10-K relate to SpectraLink as a stand-alone entity and do not reflect the impact of acquiring KIRK telecom.

     Our revenue growth in early 2005 was adversely affected in the first half of the year by the acquisition of Airespace, a manufacturer of network access points, by one our competitors. As several of our OEM partners used Airespace as their access point provider, the acquisition disrupted the market while our OEM partners sought out and certified new access point vendors, thereby slowing sales of our products. New access point provider relationships with our OEM partners were substantially completed by the beginning of the third quarter of 2005 and we saw our sales to our OEMs return to more normal levels in the second half of 2005.
     In 2005, our traditional distribution channels were responsible for approximately 56% of product sales, original equipment manufacturer (OEM) partners contributed approximately 21% of product sales, and the balance of 23% was met through our direct sales organization. In our target vertical markets, $17.8 million in revenue or 24% of product sales was derived from product sales to the healthcare sector, $14.3 million in revenue or 19% of product sales was derived from product sales to the retail sector, and the remaining $42.8 million in revenue or 57% of product sales was derived from product sales to other vertical markets including industrial, government and corporate. International revenue was approximately $6.2 million, or 6% of total revenue, in 2005. International revenue increased more than 50% in 2005 compared to 2004.
     Revenue growth in 2005 was primarily due to a year-over-year increase of approximately $4.7 million or 15% in NetLink product sales, and a year-over-year increase of approximately $4.6 million or 25% in service revenue. For the second time in our history, fourth quarter sales of our NetLink wireless telephones surpassed sales of our Link wireless telephone systems. Specifically, in the fourth quarter 2005 NetLink sales delivered $13.7 million, or 57%, of product revenue. For the year 2005, NetLink sales accounted for 47% of product revenue or $35.2 million. Although NetLink sales grew faster in 2005 than sales for the Company as a whole, we continue to experience fluctuations in product mix on a quarter-to-quarter basis.
     Sales of Link wireless telephone systems for the year 2005 accounted for 53% of product sales, or $39.6 million in revenue. In 2005, we introduced an improved Link handset that included a backlit display and keypad.
     Our overall gross margin was 64.9% for the year 2005 compared to 63.7% in 2004. Factors that impact gross margin are sales through our OEM partners and product mix. We realize lower margins on products sold through OEM relationships because of the pricing arrangements inherent in these relationships. Our Link product line gross margin is approximately 10% higher than the aggregate gross margin from the sale of the NetLink products because of the added infrastructure associated with Link sales.
     We are continuing our transition from a North American-oriented niche market provider to a global supplier of workplace wireless systems with our recent acquisition of KIRK telecom as well as our partnerships with some of the largest telecommunications manufacturers worldwide including Nortel, Alcatel, Avaya, Inter-Tel, and NEC America. Because our OEM partners primarily sell NetLink wireless telephones, if OEM sales increase, we would expect NetLink revenue to also increase.
     During 2005, we paid our second full year of quarterly cash dividends of $0.10 per share to our stockholders totaling $7.7 million. We have discontinued paying a quarterly dividend and we will use that cash to retire the debt incurred with the KIRK telecom acquisition. In addition, our covenants in the Credit Facility prevent us from declaring any dividends or repurchasing our stock. When we initiated paying the dividend, we stated that our intention was to pay a quarterly dividend until there was a strategic change in our Company that we determined would better utilize our cash. We have made the strategic determination to use cash to fund the acquisition of KIRK telecom. We repurchased 463,000 shares of Company stock for $5.0 million during 2005 through our repurchase program, leaving a balance of 1.3 million shares of outstanding common stock still authorized for repurchase as of December 31, 2005. Under our Credit Facility, we are restricted from paying dividends or repurchasing shares under the repurchase program.
     The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, have increased our legal and financial compliance costs, and make some activities, like SEC reporting obligations, more expensive and difficult. For instance, in seeking to comply with Section 404 “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002, we spent approximately $240,000 and $700,000 respectively in outside services associated with documenting, testing and audits of our internal controls during 2005 and 2004, respectively.
     The total of cash, cash equivalents and investments as of December 31, 2005, was $30.8 million compared to $54.4 million as of December 31, 2004. In addition, current assets reflects $55 million held in escrow pursuant to the stock purchase agreement to acquire KIRK telecom, which escrow was paid to the KIRK telecom shareholders on January 3, 2006, upon the closing of the stock purchase agreement in accordance with its terms. We continue to invest our available cash in low-risk instruments including government securities and tax-free investments.

Results of SpectraLink Operations
     Unless otherwise indicated, the discussions in this document relate to SpectraLink as a stand-alone entity and do not reflect the impact of the acquisition of KIRK telecom, which was completed in January 2006. We expect this acquisition to have a material impact on our results of operations in the first quarter of fiscal 2006.
     Net Sales

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2005	2004 to 2005	December31, 2004	2003 to 2004	December 31, 2003
Net sales	$97,774,000	8.6%	$90,010,000	26.0%	$71,428,000
     Product Sales, Net. We derive our product revenue principally from the sale of wireless on-premises telephone systems.
     In 2005, product sales increased 4.4% to $74,812,000 from $71,661,000 in 2004. The increase in product sales was mainly due to an increase in our NetLink product sales, which was largely attributable to an increase in OEM sales.
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
     In 2005, service sales increased 25.1% to $22,962,000 from $18,349,000 in 2004 due primarily to an increase of our maintenance contracts of $2.7 million relating to products previously sold to a larger installed base of customers. The combined increase for installation and time and materials accounted for over $1.9 million in 2005. Installation sales increased primarily due to increased service activities in the retail customer segment.
     In 2004, service sales increased 22.7% to $18,349,000 from $14,959,000 in 2003 due largely to an increase of our maintenance contracts of $2.4 million relating to products previously sold to a larger installed base of customers. In addition, time and material service repairs revenue increased by $1.1 million.
     Sales to Major Customers (As a Percentage of Net Sales)
     No one customer comprised more than 10% of total net sales in 2005. During fiscal years 2004 and 2003, one customer comprised more than 10% of total net sales. This customer represented 10.3% and 11.3% of total net sales, respectively.
     Total Cost of Sales

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2005	2004 to 2005	December 31, 2004	2003 to 2004	December 31, 2003
Total cost of sales	$34,273,000	5.0%	$32,643,000	37.1%	$23,813,000
     Cost of Product Sales. Our cost of product sales consists primarily of direct material, direct labor, product packaging, third party royalties, depreciation, provision for excess and obsolete inventory, and manufacturing overhead.
     In 2005, cost of product sales decreased by 0.5% to $22,107,000 from $22,228,000 in fiscal 2004. Cost of product sales as a percentage of product sales, net was 29.6% for the year ended December 31, 2005 compared to 31.0% for the year ended December 31, 2004. Gross profit from product sales, net increased by 6.6% to $52,705,000 in fiscal 2005 from $49,443,000 in fiscal 2004. Gross profit percentage from product sales, net (gross profit from product sales, net as a percentage of product sales, net) for fiscal year 2005 increased to 70.4% from 69.0% in fiscal 2004. This increase in gross profit from product sales was due to increased sales.

     In 2004, cost of product sales increased by 38.7% to $22,228,000 from $16,027,000 in 2003. Cost of product sales as a percentage of product sales, net was 31.0% for the year ended December 31, 2004 compared to 28.4% for the year ended 2003. Gross profit from product sales, net increased by 22.3% to $49,443,000 in 2004 from $40,442,000 in 2003. Gross profit percentage from product sales, net (gross profit from product sales, net as a percentage of product sales, net) for fiscal year 2004 decreased to 69.0% from 71.6% in fiscal year 2003. This decrease occurred because sales of our NetLink products grew by 84.8%, and carry lower margins as compared to Link products.
     Cost of Service Sales. Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.
     In 2005, cost of service sales increased by 16.8% to $12,166,000 from $10,415,000 in 2004. Cost of service sales as a percentage of service sales was 53.0% for fiscal 2005 compared to 56.8% for fiscal 2004. Gross profit from service sales increased by 36.1% to $10,796,000 in fiscal 2005 from $7,934,000 in fiscal 2004.
     For the years ended December 31, 2005 and 2004, respectively, the gross profit percentage from service sales (gross profit from service sales as a percentage of service sales) increased to 47.0% from 43.2%. The increase in gross profit from service sales was due to increased service sales.
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
     Gross Profit

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2005	2004 to 2005	December 31, 2004	2003 to 2004	December 31, 2003
Gross Profit	$63,501,000	10.7%	$57,367,000	20.5%	$47,615,000
     In 2005, our gross profit percentage (gross profit as a percentage of net sales) increased to 64.9% from 63.7% in 2004. The increase in gross profit was due to increased product and service sales.
     In 2004, our gross profit percentage (gross profit as a percentage of net sales) decreased to 63.7% from 66.7% in 2003. The decrease in gross profit percentage was mainly due to stronger NetLink sales, which carry lower margins, and increased sales through our OEM partners, which typically carry higher discounts.
     Operating Expenses
     Research and Development

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2005	2004 to 2005	December 31, 2004	2003 to 2004	December 31, 2003
Expenses	$11,362,000	27.7%	$8,899,000	14.7%	$7,759,000
Percentage of total net sales	11.6%	—	9.9%	—	10.9%
     Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop, enhance and reduce the cost of our systems.
     The increase in research and development dollars spent in 2005 compared to 2004, and the increase as a percentage of net sales, were each due to increases in salaries, employee benefits and facility costs related to increases in headcount as well as merit raises, as well as increased recruiting fees primarily related to hiring a new executive vice president of engineering and chief technology officer. Other factors contributing to this increase included consulting fees, product design fees, and miscellaneous parts and supplies increased with the development of new products and performance enhancements to existing products.

     Research and development costs increased in 2004 relative to 2003 primarily due to increases in salaries and employee benefits, related to increases in headcount and merit raises, as well as tooling costs. In addition, depreciation expense increased as we purchased research and development test equipment. The percentage of net sales decreased from the prior year due to an increase in sales.
     Marketing and Selling

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2005	2004 to 2005	December 31, 2004	2003 to 2004	December 31, 2003
Expenses	$27,272,000	8.8%	$25,065,000	9.7%	$22,846,000
Percentage of total net sales	27.9%	—	27.8%	—	32.0%
     Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, trade shows, sales meetings and market research.
     The increase in marketing and selling dollars spent for both domestic and international sales in 2005 as compared to 2004 was primarily due to an increase in salaries and employee benefits to hire and retain personnel, commissions due to higher sales, travel, marketing and promotional costs and software support fees.
     In 2004 compared to 2003, the increase in marketing and selling dollars spent for both domestic and international sales was primarily due to an increase in salaries and employee benefits to hire and retain personnel, an increase in commissions and bonuses related to an increase in sales, and recruiting fees. The percentage of net sales decreased from the prior year due to an increase in sales.
     General and Administrative

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2005	2004 to 2005	December 31, 2004	2003 to 2004	December 31, 2003
Expenses	$6,772,000	6.6%	$6,352,000	50.2%	$4,230,000
Percentage of total net sales	6.9%	—	7.1%	—	5.9%
     General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, contract administration, order processing, investor relations, and human resources, as well as legal and other professional services.
     The increase in general and administrative dollars spent in 2005 as compared to 2004 was primarily due to increased salaries and employee benefits to hire and retain personnel, as well as an increase in professional fees, insurance and legal, as well as additional expenses related to the acquisition of KIRK telecom. The increase was partially offset by a decrease in consulting fees spent in 2004 related to our first year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The decrease of general and administrative expenses as a percentage of sales was due to increased sales.
     In 2004 compared to 2003, the increase in general and administrative dollars spent was due to costs incurred for compliance with the Section 404, “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002. We spent approximately $700,000 in external services associated with documenting, testing and auditor testing of our internal controls during 2004. Other increases in general and administrative costs primarily included increased headcount and recruiting costs to support future growth and additional merit increases to retain personnel totaling approximately $650,000, insurance premium increases of approximately $200,000, additional legal and other professional fees of approximately $300,000 and an increase in our bad debt provision of approximately $84,000 related to an increase in sales.

     Income from Operations

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2005	2004 to 2005	December 31, 2004	2003 to 2004	December 31, 2003
Operating Income	$18,095,000	6.1%	$17,051,000	33.4%	$12,780,000
Percentage of total net sales	18.5%	—	18.9%	—	17.9%
     The increases in income from operations in 2005 compared to 2004, and in 2004 compared to 2003, each relate to an increase in net sales offset by increases in cost of sales and operating expenses.
     Investment Income and Other

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2005	2004 to 2005	December 31, 2004	2003 to 2004	December 31, 2003
Other Income and Expense	$990,000	43.9%	$688,000	127.8%	$302,000
Percentage of total net sales	1.0%	—	0.8%	—	0.4%
     Investment income is the result of our investments in interest bearing bank accounts, money markets, investment-grade debt securities, government securities, and corporate bonds, offset by banking fees.
     The increase in investment income in 2005 as compared to 2004 was primarily due to interest earned on our investments in marketable securities and money market accounts. This increase was offset by interest expense on our debt, a loss recorded on marking a forward currency contract to market and a realized loss on the sale of marketable available-for-sale securities.
     In 2004 compared to 2003, the increase was primarily due to investments in marketable securities purchased in the fourth quarter of 2004 that carry higher interest rates and a refund for certain banking fees.
     Income Tax

	Year Ended	% Change	Year Ended	% Change	Year Ended
	December 31, 2005	2004 to 2005	December 31, 2004	2003 to 2004	December 31, 2003
Income tax expense	$7,061,000	4.1%	$6,785,000	38.3%	$4,906,000
Percentage of total net sales	7.2%	—	7.5%	—	6.9%
Effective tax rate	37.0%	—	38.2%	—	37.5%
     The decrease in the effective tax rate for fiscal 2005 compared with fiscal 2004 was due to a new tax deduction for qualified manufacturing expenses enacted as part of the American Job Creation Act of 2004 and a higher research and development tax credit due to higher spending in research and development.
     In 2004 compared to 2003, the increase in the effective tax rate was due to an increase in income resulting in our taxable income being subject to a higher federal tax bracket, offset by reductions for tax free interest from marketable securities purchased in the fourth quarter of 2004.
Liquidity and Capital Resources

	Year Ended	Year Ended
	December 31,2005	December 31, 2004
Cash from operating activities	$14,466,000	$9,843,000
Cash (used in) investing activities	(35,750,000)	(41,839,000)
Cash provided by / (used in) financing activities	23,362,000	(5,240,000)

     We have funded our operations since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. As of December 31, 2005, we had $30,791,000 of cash, cash equivalents, and short-term investments in marketable securities. In addition, current assets reflects $55 million held in escrow pursuant to the stock purchase agreement to acquire KIRK telecom, which escrow was paid to the KIRK telecom shareholders on January 3, 2006, upon the closing of the stock purchase agreement in accordance with its terms. On December 9, 2005, we incurred debt of $33 million under a $40 million bank credit facility to fund the acquisition of KIRK telecom. As part of the share purchase agreement, SpectraLink was required to escrow a specified amount of the purchase price for the stock (approximately $55 million) from the date the parties executed the stock purchase agreement (December 12, 2005) until the closing of the transaction which occurred on January 3, 2006. The remaining purchase price of approximately $6 million was placed in escrow as a holdback.
     During 2005, we generated cash from operations of $14,466,000 consisting principally of net income of $12,024,000. The increase in cash from operating activities in 2005 compared to 2004 primarily relates to higher net income and a smaller increase in trade accounts receivable in 2005. As of December 31, 2005, our trade accounts receivable days sales outstanding (DSO) was 57 days compared to 54 days as of December 31, 2004. This increase in DSO was due to higher OEM sales which have longer payment terms. As OEM sales increase, we expect our DSO to trend up. The increase in inventory relates to OEM demands for higher volume, an expanding product mix, and manufacturing and distribution pipeline requirements.
     In 2005, investing activities used cash of $35,750,000, which was primarily the result of $55,148,000 placed in escrow in accordance with terms stated in the stock purchase agreement entered into by us on December 12, 2005, to acquire KIRK telecom, offset by $32 million from the sale of investments. We also used $6,659,000 for purchases of marketable securities and $5,584,000 for purchases of property and equipment primarily related to purchases for the expansion of our PeopleSoft ERP system as well as computer equipment, software, research equipment, and manufacturing tooling and molds. Our investments in marketable securities consist of available for sale and held to maturity securities invested in municipal bond funds and government securities.
     Cash from financing activities provided $23,362,000 of cash during 2005, which was primarily a result of the borrowing on our credit facility dated December 9, 2005, of $33,050,000 and proceeds of $3,702,000 received from common stock option exercises and issuances of common stock through the employee stock purchase program. These cash inflows were offset by payment of four quarterly cash dividends totaling $7,671,000, and purchases of 463,000 shares of the outstanding common stock (now classified as treasury stock) at a cost of $4,994,000. We are prohibited from declaring dividends in the future under the terms of the Credit Facility or repurchasing our stock.
     On December 9, 2005 we entered into a credit facility (the “Credit Facility”) with a group of banks to provide funds for the acquisition of KIRK in 2006 (Note 12). The Credit Facility consists of a three-year term loan of $15,000,000 and a revolving line of credit for borrowings up to $25,000,000 (of which $5,000,000 becomes available as of July 1, 2006) that also matures in three years. We can borrow at either the JP Morgan Prime rate plus 1% or at a LIBO rate plus 2%. At December 31, 2005, our interest was the JP Morgan prime plus 1% (8.25%). Interest expense of approximately $184,000 related to the Credit Facility was accrued in other accrued expenses as of December 31, 2005. The amount available for borrowings under the revolving line of credit will be determined based on the borrowing base calculation as defined in the Credit Facility beginning with the month ending May 30, 2006. As of December 31, 2005, approximately $18,050,000 was outstanding on the line of credit and there was approximately $2,000,000 available for additional borrowings under the line of credit. Amounts due under the Credit Facility are secured by a first security interest in substantially all of our assets. According to the Credit Facility, we are obligated to pay annual commitment fees of up to a maximum of 0.5% of the unused amount of the revolving credit line.
     The Credit Facility may be prepaid at any time without penalty. Commencing with the fiscal year ended December 31, 2005, we are required to prepay term borrowings in an aggregate amount equal to 50 percent of excess cash flow, as defined in the Credit Facility, for such fiscal year. Each prepayment shall be made within 120 days after the end of such fiscal year. As of December 31, 2005, we did not have excess cash flow as defined in the Credit Facility; therefore no prepayment on the term loan is required to be paid in 2006.
     Under the Credit Facility, we are required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements related to consolidated net worth, a quarterly leverage ratio and a quarterly fixed charge ratio. The Credit Facility also limits our ability to: enter into secured and unsecured borrowing arrangements, issue dividends to stockholders (we were permitted to pay a dividend in December 2005), repurchase our stock, acquire and dispose of businesses, make capital expenditures, and issue additional shares of our stock, among other requirements, as defined in the Credit Facility. We were in compliance with all covenants related to the Credit Facility at December 31, 2005 and as of the date of filing this Form 10-K.
     At December 31, 2005, we have reflected $15,000,000 of amounts drawn down under the Credit Facility as a current liability. It is management’s intent to repay the required principal payments on the term loan totaling $5,000,000 and $10,000,000 on the Credit Facility. In February 2006, we made a payment of $5,000,000, applied to the term loan which was funded by our available cash.

     We incurred debt acquisition costs of approximately $700,000 related to the Credit Facility and are amortizing the costs over the term of the Credit Facility, which is three years. Amortization of debt acquisition costs was $52,000 for the year ended December 31, 2005. To the extent we prepay our debt, the amortization of debt issuance costs will also be accelerated.
     There were no off-balance sheet financing arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. Stockholders’ equity at December 31, 2005, was $76,981,000, which represented 58.9% of total assets.
     As of December 31, 2005, we had working capital of $85,419,000 compared to $41,058,000 at December 31, 2004. The increase in working capital of $44,361,000 occurred primarily from the sale of long-term investments in marketable securities and borrowings from long-term debt for cash placed in escrow for the anticipated acquisition of KIRK telecom. As of December 31, 2005, our current ratio (ratio of current assets to current liabilities) was 3:45:1, compared with a current ratio of 3:35:1 as of December 31, 2004. Excluding our cash held in escrow in anticipation of our acquisition of KIRK telecom, our current ratio as of December 31, 2005 was 1:87:1.
     We believe that our current cash, cash equivalents, marketable securities including those acquired from KIRK telecom and cash generated from operations will be sufficient, based on our presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital, to repay debt when it is due, and to finance our expansion for the foreseeable future (next 12 months). There can be no assurance, however, that we will not require additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.
Contractual Obligations and Commercial Commitments
     We have various commitments and contingencies including noncancelable leases, interest and principal repayments related to our Credit Facility, purchase commitments, guarantees and other commitments as described below:
     We have entered into leases for facilities under noncancelable operating lease arrangements that expire at various dates through 2012. We have other obligations for office equipment that expire at various dates through 2006. Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 2005, 2004 and 2003, was approximately $1,483,000, $1,394,000 and $1,449,000, respectively.
     In November 2005, we renegotiated four of our existing leases for facilities located in Boulder, Colorado for various dates through 2012. We also renewed the lease in Empalme, Sonora, Mexico (where final assembly of our products occurs) through August 2009 and we entered into an additional lease of another facility in Boulder, Colorado for manufacturing operations. The manufacturing facility lease included a provision whereby no rent payments are due for the first 19 months. However, we will normalize the lease payments over the life of the term of the lease. Following the rent abatement period, three months of prepaid rent will be applied. The first monthly rent payment is scheduled for December 1, 2007. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged as deferred rent obligation, which will be reflected in long-term liabilities and other accrued expenses in the 2006 balance sheet.
     We have stated interest and principal commitments related to the Credit Facility as described in Note 3 in the accompanying notes to consolidated financial statements.
     We enter into various purchase obligations with vendors and suppliers for the purchase of inventory, as well as goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from six to twelve months from the purchase date, and in certain cases, purchase orders that contain non-cancelable/non-returnable terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow us to delay receipt of such orders. Such orders may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from suppliers that were in excess of demand requirements and we have previously recognized charges and expenses related to such excess material, related primarily to engineering changes. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations. We also have a commitment to a vendor related to the implementation of an ERP system which is included in purchase commitments.

     We enter into various license agreements, some of which require royalty payments and non-refundable licensing fees. For the years ended December 31, 2005, 2004 and 2003, respectively, we incurred expenses of approximately $535,000, $519,000 and $384,000 for license and other fees relating to these agreements.
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
     As of December 31, 2005, expected future cash payments related to contractual obligations and commercial commitments were as follows:
(In thousands)

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$968	$1,092	$1,341	$1,335	$1,299	$1,779	$7,814
Purchase commitments	3,127	—	—	—	—	—	3,127
Principal payments on Credit Facility	15,000	—	18,050	—	—	—	33,050
Interest payments on Credit Facility	1,728	1,204	1,204	—	—	—	4,136

Other obligations	47	46	20	—	—	—	113

Total contractual obligations and commercial commitments	$20,870	$2,342	$20,615	$1,335	$1,299	$1,779	$48,240

          Dependence on Suppliers
     We rely on sole or limited sources of supply for many components and equipment used in our manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment or the inability to modify components in a timely basis to comply with environmental directives could interrupt our manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent us from decreasing our reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and our financial performance.
          Commitment to Pay Certain Termination Benefits under Employment Agreements
     As of December 31, 2005, we have entered into employment agreements with certain international employees. Under each of the agreements, in the event employment is terminated other than voluntarily by the employee or by us for cause or upon the death of the employee, we are committed to pay certain benefits, including specified monthly severance.
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
Recently Issued or Proposed Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R, which requires the Company to adopt SFAS 123R on January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We have chosen to use the modified prospective method of adoption and are evaluating the requirements of SFAS 123R and the effect of adopting SFAS 123R. Under that method, we will recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portion of the unvested awards on January 1, 2006. We expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. As described in Note 4 to the Notes to the Consolidated Financial Statements, in June 2005, we accelerated the vesting of certain unvested options to minimize the recognition of compensation costs in future periods for previously granted but unvested awards.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We believe that the adoption of SFAS 151 will not have a material effect on our consolidated results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. This Statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle and requires retrospective application to prior period financial statements. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”.   We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk.
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are subject to market risk due to changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. We entered into foreign currency forward contracts to reduce the foreign currency exposure from currency rate fluctuations of Danish Kroner, related to our anticipated acquisition of KIRK telecom. Under the terms of the share purchase agreement, the purchase price was to be payable in Danish Kroner at the closing. The forward contracts are not designated as accounting hedges and the carrying amount of the forward contracts is the fair value, which is determined by obtaining quoted market prices, and recognized as either assets or liabilities. Changes in fair value of forward contracts are recognized in other income (loss), net at the end of each period. The fair value of these outstanding forward contracts at December 31, 2005 was a liability of $182,000. As of December 31, 2005, unrealized losses from the changes in the fair value of these forward contracts was $182,000 and was included in other income (expense) in the consolidated statements of operations. The settlement date of these forward contracts was January 3, 2006, and no further forward currency contracts or similar instruments have been entered into subsequently.
Interest Rate Risk
     As part of our cash management strategy, at December 31, 2005, we had cash, cash equivalents and investments marketable securities of approximately $30,791,000 mainly in the form of bank demand deposits, money markets and government securities. In addition, current assets reflects $55 million held in escrow pursuant to the stock purchase agreement to acquire KIRK telecom, which escrow was paid to the KIRK telecom shareholders on January 3, 2006, upon closing of the stock purchase agreement in accordance with its terms. We have completed a market risk sensitivity analysis of these cash and cash equivalents based on an assumed 1% point change in interest rates. If market rates had increased or decreased 1% point during the year ended December 31, 2005, our interest income would have increased or decreased by approximately $702,000.
     As of December 31, 2005, the primary interest rate risk is related to our borrowings under our Credit Facility.  We can borrow at the JP Morgan prime rate plus 1% or at the LIBO rate plus 2%. We borrowed $33 million under the Credit Facility as of December 31, 2005. As of February 10, 2006, we had $28 million outstanding under the Credit Facility. On March 3, 2006, we elected to base the variable interest rate of our Credit Facility on the Eurodollar rate, which is LIBO plus 2% (6.67%). Based upon expected levels of borrowings under the Credit Facility in 2006, an increase in variable interest rates of 100 basis points would have an effect on the our annual results of operations and cash flows of approximately $0.3 million. In addition, we face risks associated with changes in foreign currency exchange rates. Due to the acquisition of KIRK telecom, we will increase our exposure to foreign currency exchange rates and the risks associated therein. We have entered into limited forward currency contracts but we have not historically engaged in any hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of changes in currency exchange rates.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F – 1
Consolidated Balance Sheets as of December 31, 2005 and 2004	F – 2
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	F – 3
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	F – 4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F – 5
Notes to Consolidated Financial Statements	F – 6
Report of Independent Registered Public Accounting Firm	F – 23

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SpectraLink Corporation:
We have audited the accompanying consolidated balance sheets of SpectraLink Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraLink Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SpectraLink Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Boulder, Colorado
March 15, 2006

SPECTRALINK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,703	$14,625
Cash in escrow for proposed acquisition	55,148	—
Investments in marketable securities — current portion	14,088	11,984
Trade accounts receivable, net of allowance of $343 and $374, respectively	22,574	21,252
Inventory, net	8,940	8,076
Deferred income taxes — current portion	1,626	1,473
Prepaids and other	1,201	1,088

Total current assets	120,280	58,498

INVESTMENTS IN MARKETABLE SECURITIES, net of current portion	—	27,781
PROPERTY AND EQUIPMENT, at cost:
Furniture and fixtures	2,866	2,481
Equipment	10,056	7,776
Software	5,385	2,727
Leasehold improvements	1,225	1,036

	19,532	14,020
Less — Accumulated depreciation and amortization	(11,110)	(9,436)

Net property and equipment	8,422	4,584
DEFERRED INCOME TAXES — NON CURRENT PORTION	—	103
OTHER	2,090	460

TOTAL ASSETS	$130,792	$91,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,478	$1,132
Income taxes payable	746	1,038
Accrued payroll, commissions, and employee benefits	4,500	3,727
Accrued sales, use and property taxes	804	732
Accrued warranty expenses	947	901
Other accrued expenses	3,883	3,315
Deferred revenue	7,503	6,595
Current portion of long-term debt	15,000	—

Total current liabilities	34,861	17,440

LONG-TERM LIABILITIES
Long-term debt, net of current portion	18,050	—
Other long-term liabilities	900	763

Total long-term liabilities	18,950	763

TOTAL LIABILITIES	53,811	18,203

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 23,838 and 23,407 shares issued, respectively; 19,106 and 19,138 shares outstanding, respectively	238	234
Additional paid-in capital	81,751	77,356
Treasury stock, at cost, 4,732 and 4,269 shares, respectively	(37,391)	(32,397)
Retained earnings	32,383	28,030

TOTAL STOCKHOLDERS’ EQUITY	76,981	73,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,792	$91,426

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Product sales, net	$74,812	$71,661	$56,469
Service sales	22,962	18,349	14,959

Total net sales	97,774	90,010	71,428

Cost of product sales	22,107	22,228	16,027
Cost of service sales	12,166	10,415	7,786

Total cost of sales	34,273	32,643	23,813

Gross profit	63,501	57,367	47,615

OPERATING EXPENSES:
Research and development	11,362	8,899	7,759
Marketing and selling	27,272	25,065	22,846
General and administrative	6,772	6,352	4,230

Total operating expenses	45,406	40,316	34,835

INCOME FROM OPERATIONS	18,095	17,051	12,780
OTHER INCOME AND EXPENSE:
Interest income	1,543	648	433
Interest expense	(184)	—	—
Other income (expense), net	(369)	40	(131)

Total other income and expense	990	688	302

INCOME BEFORE INCOME TAXES	19,085	17,739	13,082
INCOME TAX EXPENSE	7,061	6,785	4,906

NET INCOME	$12,024	$10,954	$8,176

BASIC EARNINGS PER SHARE	$0.63	$0.58	$0.44

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	19,061	19,050	18,570

DILUTED EARNINGS PER SHARE	$0.62	$0.56	$0.42

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	19,370	19,550	19,270

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings
BALANCES, January 1, 2003	22,130	$221	(3,482)	$(25,706)	$63,763	$18,412
Exercises of common stock options	588	6	—	—	4,578	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	82	—	—	—	609	—
Income tax benefit from exercises of stock options	—	—	—	—	2,060	—
Cash dividend	—	—	—	—	—	(1,882)
Net income	—	—	—	—	—	8,176
Purchases of treasury stock	—	—	(447)	(3,688)	—	—

BALANCES, December 31, 2003	22,800	227	(3,929)	(29,394)	71,010	24,706
Exercises of common stock options	555	6	—	—	4,773	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	52	1	—	—	642	—
Income tax benefit from exercises of stock options	—	—	—	—	950	—
Cash dividend	—	—	—	—	—	(7,630)
Net income	—	—	—	—	—	10,954
Other	—	—	—	—	(19)	—
Purchases of treasury stock	—	—	(340)	(3,003)	—	—

BALANCES, December 31, 2004	23,407	234	(4,269)	(32,397)	77,356	28,030
Exercises of common stock options	391	3	—	—	3,336	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	40	1	—	—	362	—
Income tax benefit from exercises of stock options	—	—	—	—	740	—
Cash dividends	—	—	—	—	—	(7,671)
Net income	—	—	—	—	—	12,024
Other	—	—	—	—	(43)	—
Purchases of treasury stock	—	—	(463)	(4,994)	—	—

BALANCES, December 31, 2005	23,838	$238	(4,732)	$(37,391)	$81,751	$32,383

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,024	$10,954	$8,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,746	1,637	1,239
Gain on disposal of equipment	—	(83)	—
Income tax benefit from the exercises of stock options	740	950	2,060
Provision for bad debts	18	118	34
Provision for excess and obsolete inventory	683	1,212	762
Amortization of premium on investments in marketable securities	131	—	—
Amortization of debt acquisition costs	52	—	—
Loss on sale of investments in marketable securities	64	—	—
Loss on forward currency contract	182	—	—
Deferred income taxes	49	137	(562)
Changes in assets and liabilities —
Increase in trade accounts receivable	(1,340)	(6,900)	(3,268)
Decrease in income taxes receivable	—	204	(99)
Increase in inventory	(1,547)	(1,635)	(966)
Increase in other assets	(205)	(361)	(157)
Increase (decrease) in accounts payable	346	(321)	430
(Decrease) increase in income taxes payable	(292)	1,038	—
Increase in accrued liabilities	737	2,068	2,040
Increase in deferred revenue	1,078	825	1,038

Net cash provided by operating activities	14,466	9,843	10,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,584)	(2,239)	(2,681)
Proceeds from disposal of property and equipment	—	184	—
Proceeds from sale of marketable securities	32,060	—	—
Purchases of investments in marketable securities	(6,659)	(39,784)	—
Capitalized acquisition costs	(419)	—	—
Cash in escrow for proposed acquisition	(55,148)	—	—

Net cash used in investing activities	(35,750)	(41,839)	(2,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on long-term debt	33,050	—	—
Principal payments under long-term obligations	(35)	(29)	(19)
Capitalized debt acquisition costs	(690)	—	—
Dividend paid	(7,671)	(7,630)	(1,882)
Purchases of treasury stock	(4,994)	(3,003)	(3,688)
Proceeds from exercises of common stock options	3,339	4,779	4,584
Proceeds from issuances of common stock	363	643	609

Net cash provided by (used in) financing activities	23,362	(5,240)	(396)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,078	(37,236)	7,650
CASH AND CASH EQUIVALENTS, beginning of year	14,625	51,861	44,211

CASH AND CASH EQUIVALENTS, end of year	$16,703	$14,625	$51,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$6,571	$4,456	$1,981

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Assets acquired under obligations	$—	$28	$128

The accompanying notes are an integral part of these consolidated financial statements.

SPECTRALINK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(1) ORGANIZATION AND BUSINESS
     SpectraLink Corporation (a Delaware corporation) and one of its wholly owned subsidiaries, SpectraLink International Corporation, design, manufacture and sell on-premises wireless telephone systems to customers in the United States, Canada, Mexico, Europe and Asia-Pacific that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace.
     On December 8, 2005, SpectraLink Corporation incorporated SpectraLink Denmark ApS (a Denmark limited liability company) as a wholly owned subsidiary of SpectraLink International Corporation in anticipation of the acquisition of KIRK telecom A/S and all of its wholly-owned subsidiaries (“KIRK”). As discussed in Note 12, on January 3, 2006, the Company consummated the acquisition of KIRK from the stockholders of KIRK. KIRK is a provider of on-site wireless communications products based in Horsens, Denmark.
(2) SIGNIFICANT ACCOUNTING POLICIES
          Principles of Consolidation
     The accompanying financial statements reflect the consolidated results of SpectraLink Corporation, SpectraLink International Corporation and SpectraLink Denmark ApS (together the “Company” or “SpectraLink”). The Company has eliminated intercompany balances and transactions in consolidation.
          Cash and Cash Equivalents
     The Company considers all highly liquid instruments purchased with original maturity dates of 90 days or less to be cash equivalents.
          Cash in Escrow For Proposed Acquisition
     The Company invested $55,148,000 in a Company owned-interest-bearing escrow cash account in accordance with the terms of the share purchase agreement entered into by the Company on December 12, 2005, to acquire KIRK in 2006 (Note 12). On January 3, 2006, the acquisition was consummated, and the escrow amount was paid to the KIRK stockholders.
          Investments in Marketable Securities
     The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity dates and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The fair value of securities is determined by quoted market prices. In 2004, the Company purchased investments in marketable securities that consist of U.S. Government or U.S. Government Agency bonds as well as shares in tax free municipal bond funds. As of December 31, 2005 and 2004, the Company’s investments in marketable securities are comprised of available-for-sale and held-to-maturity investments.
     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the issuer of the security.

     Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.
     Investments in marketable securities at December 31, 2005 and 2004 were comprised of the following:

	2005	2004
	(In thousands)
Available-for-sale securities	$6,008	$19,704
Held-to-maturity securities	8,080	20,061

Total investments in marketable securities	$14,088	$39,765

     The Company’s available-for-sale marketable securities consisted of the following as of December 31, 2005:

		Unrealized Losses
		Accumulated in
		Other
		Comprehensive	Estimated Fair
	Cost	Income	Value
	(In thousands)
Shares in municipal tax-free short-term bond funds	$6,102	$(94)	$6,008
     As of December 31, 2005, the Company classified its available-for-sale marketable securities as current in the accompanying balance sheet as the Company reasonably expects the available-for-sale marketable securities to be sold during the operating cycle of the business, typically within one year. The available-for-sale marketable securities consist of shares in open-ended municipal tax-free short-term bond funds and with investments primarily in corporate notes and bonds, asset backed securities, U.S. government securities and municipal obligations.
     During 2005, the Company received $14,400,000 from the sale of available-for-sale securities and realized a loss of approximately $64,000. Unrealized net losses on investments in available for sale securities at December 31, 2005 were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a market price recovery, these investments are not considered other-than-temporarily impaired.
     The Company’s available-for-sale marketable securities consisted of the following as of December 31, 2004:

		Unrealized Net
		Losses
		Accumulated in
		Other
		Comprehensive
	Cost	Income	Estimated Fair Value
	(In thousands)
Shares in municipal tax-free short-term bond funds	$15,070	$(19)	$15,051
Shares in enhanced income fund	4,653	—	4,653

Total Available-for-Sale securities	$19,723	$(19)	$19,704

     As of December 31, 2004, the Company classified its available-for-sale marketable securities as non-current in the accompanying balance sheet as the Company did not expect the available-for-sale marketable securities to be sold during the operating cycle of the business, typically within one year.
     At December 31, 2004, the available-for-sale marketable securities consisted of shares in open-ended municipal tax-free short-term bond funds and an enhanced income fund with investments primarily in corporate notes and bonds, asset backed securities, U.S. government securities and municipal obligations.

     The Company’s held-to-maturity marketable securities consisted of the following as of December 31, 2005:

	Net Carrying	Unrecognized	Estimated
	Amount	Holding Losses	Fair Value
	(In thousands)
U.S. Government Securities	$8,080	$(105)	$7,975
     No held-to-maturity investments were sold prior to maturity in 2005. The remaining contractual maturity of the held-to-maturity investments ranged from 2.5 to 11 months as of December 31, 2005. Because the Company has the ability and intent to hold these investments to maturity, these investments are not considered other-than-temporarily impaired.
     The Company’s held-to-maturity marketable securities consisted of the following as of December 31, 2004:

	Net Carrying	Unrecognized	Estimated
	Amount	Holding Losses	Fair Value
	(In thousands)
Current:
U.S. Government Securities	$11,984	$(49)	$11,935

Non-Current:
U.S. Government Securities	8,077	(31)	8,046

Total held-to-maturity marketable securities	$20,061	$(80)	$19,981

     No held-to-maturity investments were sold prior to maturity in 2004. The remaining contractual maturity of the held-to-maturity investments ranged from 10 to 22 months as of December 31, 2004.
          Accounts Receivable
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company uses the allowance method to estimate uncollectible trade accounts receivable to state net trade accounts receivables at their estimated net realizable value and represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due, macro economic conditions, significant one time events and historical experience. A specific reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Trade accounts receivable, net of an allowance for doubtful accounts, were $22,574,000 and $21,252,000 at December 31, 2005 and 2004, respectively. The Company established an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for uncollectible accounts was approximately $343,000, $374,000, $341,000 and $311,000 as of December 31, 2005, 2004, 2003 and 2002, respectively. For the years ended December 31, 2005, 2004 and 2003, the provision for bad debts were approximately $18,000, $118,000 and $34,000, respectively, and the net deductions to the allowance for uncollectible accounts were approximately $49,000, $85,000 and $4,000, respectively, and were primarily related to amounts written off, net of recoveries. The Company does not have any off-balance-sheet credit exposure related to its customers.
          Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments in marketable securities, escrows and accounts receivable. The Company maintains its cash and escrows balances in the form of bank demand deposits, money market accounts, and investment in marketable securities with financial institutions that management believes are credit worthy. A significant portion of the Company’s revenue is derived from a variety of third-party business partners, including OEMs, distributors and resellers, some of which are telecom equipment manufacturers. If the financial condition or operations of these third-party business partners deteriorate substantially, the Company’s operating results could be adversely affected. A portion of revenue is also generated from the healthcare and retail industries; therefore, the Company may be exposed to credit risk associated with these industries as well as credit risks from various customers affected by a weak economy.

Derivative Financial Instruments
     At December 31, 2005, derivative financial instruments consist of forward contracts to buy foreign currencies at specific rates at future dates. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company’s use of derivative instruments consists of foreign currency forward contracts with a financial institution. The Company accounts for these derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 133 requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recorded in the results of operations immediately. For the year ended December 31, 2005, the Company did not have any forward contracts that qualified for hedge accounting treatment. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Company’s results of operations immediately.
Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, escrows, investments in marketable securities, trade receivables, payables, long-term debt and derivatives. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the cash equivalents, escrows, trade receivables and payables approximate their fair values. The fair value of investments in marketable securities is discussed above.
Long-term debt
The carrying amount of the Company’s long-term debt approximates fair value due to its variable interest rate as well as the close proximity of the issuance of the long-term debt (December 9, 2005) to December 31, 2005.
Foreign Currency Contracts
The Company entered into foreign currency forward contracts to reduce the foreign currency exposure from currency rate fluctuations of Danish Kroner, related to the Company’s anticipated acquisition of KIRK. Under the terms of the purchase agreement, the purchase price was to be payable in Danish Kroner at the closing (Note 12). The forward contracts are not designated as accounting hedges and the carrying amount of the forward contracts is the fair value, which is determined by obtaining quoted market prices, and recognized as either assets or liabilities. Changes in fair value of forward contracts are recognized in other income (loss), net at the end of each period. The fair value of these outstanding forward contracts at December 31, 2005 was an obligation of $182,000 that is included in other accrued expenses. As of December 31, 2005, unrealized losses from the changes in the fair value of these forward contracts was $182,000 and was included in other income (expense) in the consolidated statements of operations. The settlement date of these forward contracts was January 3, 2006.
     The Company has estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

Inventory
     Inventory includes the cost of raw materials, direct labor and manufacturing overhead, and is stated at the lower of cost (first-in, first-out) or market. Market is determined based on estimated net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other estimated factors in evaluating net realizable value. Inventory at December 31, 2005 and 2004, consists of the following:

	2005	2004
	(In thousands)
Raw materials	$4,620	$4,245
Work in progress	5	1
Finished goods	4,315	3,830

	$8,940	$8,076

     The reserve for obsolete or otherwise unrealizable inventory was $575,000, $720,000, $591,000 and $651,000 as of December 31, 2005, 2004, 2003 and 2002, respectively. For the years ended December 31, 2005, 2004 and 2003, costs charged to the provision for obsolete inventory were approximately $683,000, $1,212,000 and $762,000, respectively. For the years ended December 31, 2005, 2004 and 2003, the net deductions to the obsolete inventory reserve were approximately $828,000, $1,083,000 and $822,000, respectively, and were primarily related to obsolete and scrapped inventory disposals.
Basis for Recording Fixed Assets, Lives, and Depreciation and Amortization Methods
     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation and amortization are provided over the estimated useful lives of the related assets, as indicated below, using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Manufacturing equipment	3 to 10 years
Molds and tooling	5 to 7 years
Furniture and fixtures	8 to 10 years
Software	2 to 5 years
Office and computer equipment	3 to 7 years
Research equipment	3 to 5 years
Leasehold improvements	Shorter of the life of the lease or the useful life of the asset
     Depreciation expense was $1,086,000, $1,030,000 and $884,000, for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense was $660,000, $607,000 and $355,000, for the years ended December 31, 2005, 2004 and 2003, respectively.
Impairment of Long-Lived Assets
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses would be recorded for the difference between the carrying value and fair value of the long-lived asset if impairment was indicated. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no material impairments of the carrying value of the property and equipment for the years ended December 31, 2005, 2004 and 2003, respectively.

Research and Development Costs
     Research and development costs are expensed as incurred. These costs consist primarily of salaries, parts, supplies and contract services.
Revenue Recognition and Deferred Revenue
     The Company derives its revenue principally from the sale of products and/or services for wireless telephone systems. For multiple element arrangements, the Company establishes the fair value of these products and services based primarily on sales prices when the products and services are sold separately. The Company recognizes revenue on each element of an arrangement when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. Revenue from product sales is recorded upon transfer of title, which is generally upon shipment of product. Revenue is deferred if there are significant post delivery obligations, if collection is not reasonably assured at the time of sale, or if the fee is not fixed or determinable. When significant post delivery obligations exist, revenue is deferred until such obligations are fulfilled. The Company offers products and services such as installation, support, education and training, and extended warranty coverage. Revenue from installation and training services are deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement. The Company recognizes amounts billed to customers for shipping and handling costs as revenue when the related products are shipped. Costs of shipping and handling are included in cost of sales.
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
Earnings per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing net income by the sum of the weighted-average number of common shares outstanding and, if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents determined utilizing the treasury stock method. Potentially dilutive common stock options excluded from the calculation of dilutive income per share because they are anti-dilutive, totaled 1,690,407, 873,759 and 180,610 for the years ended December 31, 2005, 2004 and 2003, respectively. A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Years Ended December 31,
	(In thousands, except per share amounts)
	2005			2004			2003
	Net		Per	Net		Per	Net		Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS—	$12,024	19,061	$0.63	$10,954	19,050	$0.58	$8,176	18,570	$0.44
Effect of dilutive securities:
Stock purchase plan	—	23	—	—	12	—	—	21	—
Stock options outstanding	—	286	(0.01)	—	488	(0.02)	—	679	(0.02)

Diluted EPS—	$12,024	19,370	$0.62	$10,954	19,550	$0.56	$8,176	19,270	$0.42

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

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Beginning Balance Accrued Product Warranty and Service:	$901	$493	$274
Additions to the accrual for product warranties	992	1,351	755
Costs of warranty incurred	(946)	(943)	(536)

Ending Balance Accrued Product Warranty and Service	$947	$901	$493

Stock-Based Compensation Plans
     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion (APB No. 25), “Accounting for Stock Issued to Employees”. Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for stock options and similar equity instruments. As allowed by SFAS 123, the Company has continued to apply APB No. 25 to account for its employee stock based compensation plans and has adopted the disclosure requirements of SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of SFAS 123. Had the Company determined compensation expense for its stock-based compensation plans based on fair value at the date of grant under SFAS 123, the Company’s net income, and basic and diluted earnings per share, would have been the pro forma amounts as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$12,024	$10,954	$8,176
Deduct stock-based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(6,454)	(2,492)	(2,482)
Compensation expense for the stock purchase plan	(156)	(161)	(167)

Net income, pro forma	$5,414	$8,301	$5,527

Earnings Per Share:
Basic — as reported	$0.63	$0.58	$0.44

Basic — pro forma	$0.28	$0.44	$0.30

Diluted — as reported	$0.62	$0.56	$0.42

Diluted — pro forma	$0.28	$0.43	$0.29

     As discussed in Note 4, the Company accelerated the vesting of certain unvested options in 2005 to minimize the recognition of compensation costs in future periods for previously granted but unvested awards.
Advertising Costs
     The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003, were approximately $590,000, $743,000 and $615,000, respectively.

Comprehensive Income
     Comprehensive income includes all changes in equity during a period from non-owner sources. During each of the three years ended December 31, 2005, comprehensive income was not materially different from net income.
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
New Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission made an amendment to Rule 401(a) regarding the compliance date for SFAS 123R, which requires the Company to adopt SFAS 123R on January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has chosen to use the modified prospective method of adoption and is evaluating the requirements of SFAS 123R and the effect of adopting SFAS 123R. Under that method, the Company will recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portion of the unvested awards on January 1, 2006. The Company expects that the adoption of SFAS 123R will have a material impact on its net income and earnings per share. The Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. As described in Note 4, the Company accelerated the vesting of certain unvested options to minimize the recognition of compensation costs in future periods for previously granted but unvested awards.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43.  Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company believes that the adoption of SFAS 151 will not have a material effect on its consolidated results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. This Statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle and requires retrospective application to prior period financial statements. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
Reclassifications
     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.
(3) DEBT
Debt consisted of the following at December 31, 2005:

2005
Term loan payable to bank, quarterly principal installments of $1,250,000 beginning on March 31, 2006, with final maturity in December 2008; variable quarterly interest payments, (interest at 8.25 % as of December 31, 2005), collateralized by substantially all assets of the Company	$15,000,000
Revolving line of credit, principal due and payable in December 2008, variable quarterly interest payments at 8.25% as of December 31, 2005, collateralized by substantially all assets of the Company	$18,050,000

Total debt	33,050,000

Less: current portion	(15,000,000)

Long-term debt, less current portion	$18,050,000

     On December 9, 2005, the Company entered into a credit facility (the “Credit Facility”) with a group of banks to provide funds for the acquisition of KIRK in 2006 (Note 12). The Credit Facility consists of a three-year term loan of $15,000,000 and a revolving line of credit for borrowings up to $25,000,000 (of which $5,000,000 becomes available as of July 1, 2006) that also matures in three years. The Company can borrow at either the JP Morgan Prime rate plus 1% or at a LIBO rate plus 2%. At December 31, 2005, the Company’s interest was based upon the JP Morgan prime plus 1% (8.25%). Interest expense of approximately $184,000 related to the Credit Facility was accrued in other accrued expenses as of December 31, 2005. The amount available for borrowings under the revolving line of credit will be determined based on the borrowing base calculation as defined in the Credit Facility beginning with the month ended May 30, 2006. As of December 31, 2005, approximately $18,050,000 was outstanding on the line of credit and there was approximately $2,000,000 available for additional borrowings under the line of credit. Amounts due under the Credit Facility are secured by a first security interest in substantially all of the Company’s assets. According to the Credit Facility, the Company is obligated to pay annual commitment fees of up to a maximum of 0.5% of the unused amount of the revolving credit line.

     The Credit Facility may be prepaid at any time without penalty. Commencing with the fiscal year ended December 31, 2005, the Company is required to prepay term borrowings in an aggregate amount equal to 50 percent of excess cash flow, as defined in the agreement, for such fiscal year. Each prepayment shall be made within 120 days after the end of such fiscal year. As of December 31, 2005, the Company did not have excess cash flow as defined in the Credit Facility; therefore no prepayment on the term loan is required to be paid in 2006.
     Under the Credit Facility, the Company is required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements related to consolidated net worth, a quarterly leverage ratio and a quarterly fixed charge ratio. The Credit Facility also limits the Company’s ability to: enter into secured and unsecured borrowing arrangements, issue dividends to stockholders (the Company was permitted to pay a dividend in December 2005), repurchase our stock, acquire and dispose of businesses, and issue additional shares of its stock, among other requirements, as defined in the Credit Facility. The Company was in compliance with all covenants related to the Credit Facility at December 31, 2005 and as of the date of this Form 10-K.
     At December 31, 2005, the Company has reflected $15,000,000 of amounts drawn down under the Credit Facility as a current liability. It is management’s intent to repay the required principal payments on the term loan totaling $5,000,000 and $10,000,000 on the Credit Facility. In February 2006, the Company made a payment of $5,000,000, applied to the term loan which was funded by our available cash.
     The Company incurred debt acquisition costs of approximately $700,000 related to the Credit Facility and is amortizing the costs over the term of the Credit Facility, which is three years. Amortization of debt acquisition costs was $52,000 for the year ended December 31, 2005. To the extent the Company prepays its debt, the amortization of debt issuance costs will also be accelerated.
Future maturities of long-term debt (reflecting contractual maturities and management’s intent) are as follows as of December 31, 2005:

2006	15,000,000
2007	—
2008	18,050,000

$33,050,000

(4) STOCKHOLDERS’ EQUITY
Stock Option Plan
     On May 24, 2000, the Company’s stockholders approved the 2000 Stock Option Plan (the 2000 Option Plan), which is a successor to the Company’s original option plan that became effective June 7, 1990. Collectively, these two option plans are referred to as the “Plans”. The 2000 Option Plan provides selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase up to 2,000,000 shares of the Company’s common stock. The 2000 Option Plan also provides for automatic annual increases in the number of shares available for the 2000 Option Plan by an amount equal to five percent of the total number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares ratified by the Company’s Board of Directors, not to exceed 1,300,000 shares. In 2005 and 2003, the Board of Directors increased the number of shares available for the 2000 Option Plan by 956,889 and 950,000, respectively. In 2004, the Board of Directors did not increase the number of shares available for the 2000 Option Plan.
     Under the terms of the 2000 Option Plan, the Board of Directors may grant either non-qualified or incentive stock options, as defined by the Internal Revenue Service. The purchase price per share of a non-qualified stock option will not be less than par value per share of the Company’s common stock at the time of grant. The purchase price per share of an incentive stock option will not be less than 100% of the market value per share of the Company’s common stock at the time of grant. If the grantee of an incentive stock option owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price will be at least 110% of the market value of a share of the Company’s common stock at the date of grant.
     Options granted under the Plans are exercisable for periods ranging from 8 to 10 years from the date of grant.

     Options granted become exercisable at a rate of 25% after 12 months from the date of grant, and ratably per month thereafter, conditioned upon continued employment. Full vesting occurs after 48 months from the date of grant.
     A summary of activity of the Plans for the years ended December 31, 2005, 2004 and 2003, is as follows:

		Weighted Average
	Number of Shares	Exercise Price
	(In thousands)
Outstanding at December 31, 2002	2,323	$9.07
Granted	726	$12.82
Canceled	(41)	$10.68
Exercised	(587)	$7.81

Outstanding at December 31, 2003	2,421	$10.47
Granted	1,179	$15.17
Canceled	(583)	$12.96
Exercised	(555)	$8.60

Outstanding at December 31, 2004	2,462	$12.56
Granted	1,149	$14.22
Canceled	(104)	$13.61
Exercised	(391)	$8.54

Outstanding at December 31, 2005	3,116	$13.64

Exercisable at December 31, 2005	2,297	$14.06

     A summary of additional information related to the options outstanding as of December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	(In thousands)	Contractual Life	Exercise Price	(In thousands)	Exercise Price
$2.94 - $8.73	318	7.1 years	$7.93	173	$7.52
$8.81 - $9.63	325	5.0 years	$9.17	298	$9.16
$9.65 - $10.75	332	7.7 years	$10.46	144	$10.22
$10.78 - $12.61	317	8.0 years	$12.00	134	$11.66
$12.68 - $14.04	440	8.8 years	$13.41	351	$13.56
$14.09 - $16.08	394	8.5 years	$15.34	375	$15.36
$16.17- $16.55	41	7.9 years	$16.51	41	$16.51
$16.62 -$16.62	400	9.1 years	$16.62	300	$16.62
$16.75 -$18.75	381	7.8 years	$18.14	362	$18.13
$18.81 - $27.00	168	7.7 years	$21.07	119	$20.83

Total	3,116	7.8 years	$13.64	2,297	$14.06

     The weighted average fair value of options granted in fiscal years 2005, 2004 and 2003, was $6.73, $7.42 and $7.60, respectively. For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 3.88%, 2.23% and 1.53%; a $0.10 per share quarterly dividend in 2005, 2004 and the fourth quarter of 2003 and; expected lives (net of forfeitures) of 3.63, 4.04 years and 4.20 years, respectively; and expected volatility of 72%, 75% and 82%, respectively.
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
     The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its earnings with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is effective for the Company beginning January 2006, and will require that compensation expense associated with stock options be recognized in earnings rather than as pro forma note disclosure in the Company’s consolidated financial statements. The acceleration of the vesting of these options did not result in a charge to reported earnings based on generally accepted accounting principles.

     These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, in accordance with SFAS No. 123, the Company included the remaining unamortized compensation expense of approximately $3,871,000 (net of tax) related to the accelerated options in its pro forma net income and earnings per share for the year ended December 31, 2005. Had this acceleration not been taken, the unamortized fair value-based compensation expense would have been recorded in future periods through 2009, under vesting schedules in place prior to the acceleration, which generally would have resulted in fair value-based compensation expense of $1,501,000 in 2006, $793,000 in 2007, $269,000 in 2008 and $14,000 in 2009, all without regard to the effect of forfeitures.
Employee Stock Purchase Plan
     On May 24, 2000, the Company’s stockholders amended the Employee Stock Purchase Plan (the Stock Purchase Plan) to increase the authorized shares available for issue by 100,000, and to provide for an annual increase in the number of shares of common stock available under the Stock Purchase Plan in an amount equal to 60,000 per year. Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the Stock Purchase Plan if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the Stock Purchase Plan. Common stock purchased under the Stock Purchase Plan is equal to 85% of the lower of the market value on the commencement date or termination date of each offering period (usually six months). Under the Stock Purchase Plan, the Company sold to employees 40,606 shares in 2005, 52,081 shares in 2004 and 82,410 shares in 2003. The fair value of each purchase right is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions for 2005, 2004 and 2003, respectively: a $0.10 per share quarterly dividend in 2005, 2004 and the fourth quarter of 2003 and no dividends the first three quarters of 2003, an expected life of six months and 8.5 months for the last offering period commencing July 1, 2005; expected volatility of 45%, 71% and 81%, and a risk-free interest rate of 3.79%, 2.82%, and 1.52%, respectively. The weighted-average fair value of the right to purchase those shares in 2005, 2004 and 2003 was $3.38, $5.70 and $3.23 per share, respectively.
Dividends
     During the years ended 2005 and 2004, the Company paid four quarterly cash dividends of $0.10 per share for a total of $7,671,000 and $7,630,000, respectively, to holders of common stock. For the year ended December 31, 2003, the Company paid one quarterly cash dividend in the fourth quarter of 2003 of $0.10 per share for a total of $1,882,000. In December 2005, the Company announced that it will no longer be paying cash dividends subsequent to December 31, 2005 as it is not permitted by the Credit Facility.
Treasury Stock
     During the years ended December 31, 2005, 2004 and 2003, the Company repurchased 462,900, 340,445 and 447,100, respectively, shares of outstanding common stock (now classified as treasury stock) at a cost of $4,994,000, $3,003,000 and $3,688,000, respectively.  In accordance with the Credit Facility, we are prohibited from repurchasing our stock.
(5) OTHER ASSETS
     Other assets consist of the following:

	Years Ended December 31,
	2005		2004
	(In thousands)
	Gross Other	Accumulated	Gross Other	Accumulated
	Assets	Amortization	Assets	Amortization
Acquisition Costs	$890	$—	$—	$—
Debt Acquisition Costs	$690	$(52)	$—	$—
Other Assets	$834	$(272)	$624	$(164)

Total	$2,414	$(324)	$624	$(164)

(6) INCOME TAXES
     The expense for income taxes for the years ended December 31, 2005, 2004 and 2003, is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Current provision—
Federal	$5,929	$5,463	$4,547
State	1,083	1,185	921

	7,012	6,648	5,468

Deferred provision (benefit)—
Federal	46	127	(521)
State	3	10	(41)

	49	137	(562)

Income tax expense	$7,061	$6,785	$4,906

     The Company recorded a reduction in its income taxes payable equal to the benefit for tax deductible compensation related to exercises of stock options of $740,000, $950,000 and $2,060,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The reduction in income taxes payable that results from stock options is accounted for as additional proceeds from the exercise of the options and credited directly to additional paid-in-capital. The benefit does not reduce income tax expense charged to income.
     The following reconciles the Company’s effective tax expense to the federal statutory expense for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Income tax expense per federal statutory rate (34.8%, 35.0% and 34.3%, respectively)	$6,635	$6,209	$4,481
State income taxes, net of federal benefit	747	807	614
Permanent differences and other	94	52	140
Income tax credits	(415)	(283)	(329)

	$7,061	$6,785	$4,906

     The Company accounts for the tax deduction provided for under the American Jobs Creation Act of 2004 as a special deduction in accordance with FASB 109 and not as a rate reduction.
     The Company’s deferred income taxes are summarized as follows:

	As of December 31,
	2005	2004
	(In thousands)
Current deferred tax assets—
Warranty reserve	$355	$338
Allowance for uncollectible accounts	129	140
Inventory reserve	248	297
Accrued vacation	403	312
Deferred revenue	385	386
Other	106	—

	$1,626	$1,473

Long-term deferred tax (liability)/asset
Depreciation and amortization	$(61)	$103

	$(61)	$103

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or through recovery of taxes previously paid during available carryback periods. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the period are reduced.
(7) COMMITMENTS AND CONTINGENCIES
     The Company has various commitments and contingencies including noncancelable leases, interest and principal repayments related to its Credit Facility (Note 3), purchase commitments, guarantees and other commitments as described below:
     The Company has entered into leases for its facilities under noncancelable operating lease arrangements that expire at various dates through 2012. The Company records lease expense on a straight-line basis over the lease term. The Company has other obligations for office equipment that expire at various dates through 2006. Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 2005, 2004 and 2003, was approximately $1,483,000, $1,394,000 and $1,449,000, respectively.
     In November 2005, the Company renegotiated four of its existing leases for its facilities located in Boulder, Colorado for various dates through 2012. The Company also renewed the lease in Empalme, Sonora, Mexico through August 2009 and the Company entered into an additional lease of another facility in Boulder, Colorado for manufacturing operations. The manufacturing facility lease includes a provision whereby no rent payments are due for the first 19 months. Following the rent abatement period, three months of prepaid rent will be applied. The first monthly rent payment is scheduled for December 1, 2007. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged as deferred rent obligation, which will be reflected in long-term liabilities and other accrued expenses in the 2006 balance sheet.
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
     The Company enters into various license agreements, some of which require royalty payments and non-refundable licensing fees. For the years ended December 31, 2005, 2004 and 2003, respectively, the Company incurred expenses of approximately $535,000, $519,000 and $384,000 for license and other fees relating to these agreements.

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
     As of December 31, 2005, expected future cash payments related to operating leases are as follows:

(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$968	$1,092	$1,341	$1,335	$1,299	$1,779	$7,814
Dependence on Suppliers
     The Company relies on sole or limited sources of supply for many components and equipment used in its manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment or the inability to modify components in a timely basis to comply with environmental directives could interrupt the manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent the Company from decreasing its reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and the financial performance of the Company.
Commitment to Pay Certain Termination Benefits under Employment Agreements
     As of December 31, 2005, the Company had entered into employment agreements with certain international employees. Under each of the agreements, in the event employment is terminated other than voluntarily by the employee or by the Company for cause or upon the death of the employee, the Company is committed to pay certain benefits, including specified monthly severance.
Legal Proceedings
     On January 14, 2002, SpectraLink issued a press release announcing preliminary financial results for the fourth quarter of 2001 and revised downward its estimates for year 2002 results of operations. Shortly after the press release, the Company’s stock price declined and the Company and certain of its officers and directors were named as defendants in four lawsuits. These lawsuits alleged that SpectraLink and certain of its officers and directors violated Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934 as a result of alleged public misstatements and omissions, accompanied by insider stock sales made in the months prior to the decline in the price of SpectraLink’s stock after the January 14, 2002 press release and that the officers and directors of SpectraLink violated fiduciary duties owed to SpectraLink and its stockholders under state laws by allowing and/or facilitating the issuance of these same alleged public misstatements and omissions, misappropriating nonpublic information for their own benefit, making insider stock sales, wasting corporate assets, abusing their positions of control, and mismanaging the corporation.
     On April 16, 2004, the parties to two of the lawsuits entered into a Memorandum of Understanding settling the case for $1.5 million, subject to certain terms and conditions, including approval by the Court. The Court granted a final hearing for approval of the settlement on October 7, 2004, ending the shareholder litigation. The $1.5 million negotiated settlement was funded by the Company’s directors and officers’ insurance carrier. The parties to the other two lawsuits reached an agreement in settling both derivative cases on March 23, 2005. An Order and Final Judgment was entered on March 25, 2005, ending the derivative litigation. The settlement was paid by SpectraLink’s directors and officers’ insurance carrier.

     The Company incurred a loss related to the directors and officers’ insurance deductible of which the majority of the expense was reflected in 2002. As noted, the settlement of the Consolidated Actions was funded by insurance proceeds.
     SpectraLink is not presently a party to any material pending legal proceedings of which it is aware.
(8) MAJOR CUSTOMERS
     No one customer comprised more than 10% of total net sales in 2005. During fiscal years 2004 and 2003, one customer comprised more than 10% of total net sales. This customer represented 10.3% and 11.3% of total net sales, respectively.
     As of December 31, 2005, one customer comprised more than 10% of net trade accounts receivable. This customer represented 15.7% of trade accounts receivable. As of December 31, 2004, three customers comprised more than 10% of net trade accounts receivable. These customers represented 13.2%, 11.9% and 10.2% of trade accounts receivable.
(9) RETIREMENT PLAN
     The Company has a 401(k) Profit Sharing Plan (the 401(k) Plan) which covers all eligible U.S. employees beginning the first of the month following the employee’s date of hire, as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 15% of their compensation, as defined, up to a maximum limit determined by law. Participants are always fully vested in their contributions.
     The Company may make discretionary matching contributions up to a maximum of 3% of each participant’s compensation. Additionally, the Company may make discretionary contributions to eligible employees in proportion to the employee’s compensation and unrelated to any employee contributions or Company profitability. The Company has made discretionary matching contributions of approximately $629,000, $544,000 and $497,000 to the 401(k) Plan for the years ended December 31, 2005, 2004 and 2003, respectively.
(10) OTHER ACCRUED LIABILITIES
     The components of other accrued expenses are as follows:

	As of December 31,
	2005	2004
	(In thousands)
Professional and consulting fees	$1,384	$872
Other	2,499	2,443

	$3,883	$3,315

(11) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     The following summarizes selected quarterly financial information for each of the two years ended December 31, 2005:

	Quarters Ended (In thousands, except per share amount)
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
	2005	2005	2005	2005	2004	2004	2004	2004
Net Sales	$30,313	$24,762	$22,111	$20,588	$27,604	$22,968	$20,125	$19,313
Gross Profit	19,399	16,335	14,483	13,285	17,331	14,813	12,758	12,465
Net Income	3,601	3,606	2,653	2,164	3,905	2,927	2,021	2,101
Diluted Earnings Per Share	0.19	0.19	0.14	0.11	0.20	0.15	0.10	0.11
Cash Dividends Declared Per Common Share	0.10	0.10	0.10	0.10	0.10	0.10	0.10	0.10

(12) SUBSEQUENT EVENT
     On January 3, 2006, pursuant to a stock purchase agreement dated December 12, 2005, SpectraLink Corporation and SpectraLink Denmark ApS completed their acquisition of KIRK telecom A/S and all of its wholly-owned subsidiaries from the stockholders of KIRK by purchasing all its common stock. KIRK is a manufacturer of on-site wireless communications products based in Denmark. The purchase price for the transaction was approximately 389 million Danish Kroner or approximately U.S. $62 million, which was paid in cash, and approximately $2 million of acquisition costs. With the addition of KIRK’s DECT-based products, SpectraLink now offers a complete product portfolio that incorporates all major enterprise wireless voice technologies: Wi-Fi, DECT and proprietary systems. The acquisition of KIRK telecom also significantly increases the Company’s international reach and augments its distribution channels and geographical market penetration, further extending SpectraLink’s leadership in workplace wireless telephony. Furthermore, the acquisition enables the Company to compete in new small to medium business markets in North America with KIRK’s DECT products. Beginning on January 3, 2006, KIRK will be included in the statement of operations of the Company.
     The Company funded the acquisition price with approximately $31 million of its own cash plus funds provided by the Credit Facility (Note 3). The acquisition was accomplished by means of the purchase of all outstanding capital stock of KIRK.
     The allocation of intangible assets was based upon a valuation performed by a third party. KIRK’s net tangible assets were valued at their respective carrying amounts, as the Company believes that these amounts approximate their fair value.
     Based upon the estimated purchase price, using the most currently available information and subject to change, the following represents the preliminary allocation of the aggregate purchase price to the acquired net assets of KIRK as of January 3, 2006 (in thousands).

Total Current Assets	$16,396
Property and Equipment	1,949
Amortizable Intangible Assets	33,992
In-Process Research and Development	2,021
Goodwill	25,545
Other Assets	160

Total Assets Acquired	80,063
Total Liabilities Assumed	(6,166)
Deferred Taxes	(10,084)

Net Assets Acquired	$63,813

Less: Acquisition costs paid or accrued	(2,003)

Amount paid in cash	$61,810

     Identifiable intangible assets as of January 3, 2006 represent technology owned by KIRK plus other identifiable intangible assets such as acquired contractual relationships which are subject to amortization over various periods of time, with the weighted average amortization period being 8.34 years. Since these assets are deductible for financial reporting purposes but not tax purposes, a deferred tax liability has been recorded as of the acquisition date. The following table summarizes the identifiable intangible assets.

	Estimated	Useful
	Fair Value	Life
	(In Thousands)	(Years)
Existing technology	$17,139	5-8
Core technology	6,939	8
Customer contracts	7,686	7-11
FCC Licenses	334	8
Trade name	1,703	11
Order backlog	191	—
     As a result of this acquisition, significant amounts of amortizable intangible assets and goodwill will be recorded. In addition, the Company acquired approximately $2.0 million of in-process research and development which will be immediately expensed in the first quarter 2006 to operating expenses.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SpectraLink Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that SpectraLink Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SpectraLink Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that SpectraLink Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, SpectraLink Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SpectraLink Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Boulder, Colorado
March 15, 2006

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
Management’s Report on Internal Control Over Financial Reporting.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
     Our independent registered public accounting firm, KPMG LLP, issued an attestation report on management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2005. KPMG LLP’s report is included at the end of Part II, Item 8 of this Form 10-K.
Changes in Internal Controls over Financial Reporting.
     Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls.
     Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Information required to be set forth hereunder has been omitted and, except as stated therein, will be incorporated by reference, when filed, from our Proxy Statement for our 2006 Annual Meeting of Stockholders to be held on or about May 23, 2006, or on an amendment to this report on Form 10-K to be filed no later than 120 days after the end of our fiscal year 2005.
Item 11. Executive Compensation.
     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from our Proxy Statement for our 2006 Annual Meeting of Stockholders to be held on or about May 23, 2006, or on an amendment to this report on Form 10-K to be filed no later than 120 days after the end of our fiscal year 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from our Proxy Statement for our 2006 Annual Meeting of Stockholders to be held on or about May 23, 2006, or on an amendment to this report on Form 10-K to be filed no later than 120 days after the end of our fiscal year 2005. Information on securities authorized for issuance under equity compensation plans is set forth under Part II, Item 5 of this Form 10-K.
Item 13. Certain Relationships and Related Transactions.
     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from our Proxy Statement for our 2006 Annual Meeting of Stockholders to be held on or about May 23, 2006, or on an amendment to this report on Form10-K to be filed no later than 120 days after the end of our fiscal year 2005.
Item 14. Principal Accountant Fees and Services.
     Information required to be set forth hereunder has been omitted and, except as stated herein, will be incorporated by reference, when filed, from our Proxy Statement for our 2006 Annual Meeting of Stockholders to be held on or about May 23, 2006, or on an amendment to this report on Form 10-K to be filed no later than 120 days after the end of our fiscal year 2005.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	(1) Financial Statements.
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 37.
(2)	Financial Statement Schedules.
All financial statement schedules have been omitted because they are not required, are not applicable, or the information is included in the Financial Statements, or notes thereto.
(b)	Exhibits.

Exhibit Number	Description
2.1	Stock Purchase Agreement between SpectraLink Corporation and SpectraLink Denmark ApS, and each of the stockholders of KIRK telecom A/S.*

3.1	Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (1)

4.1	Specimen common stock certificate. (1)

10.1	SpectraLink Corporation Stock Option Plan, as amended. (1)**

10.2	Form of Incentive Stock Option Agreement under SpectraLink’s Stock Option Plan. (1)**

10.3	Form of Non-Qualified Stock Option Agreement under SpectraLink’s Stock Option Plan. (1)**

10.4	Form of Indemnification Agreement with directors and executive officers of the Registrant. (1)**

10.5	SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements. (2)**

10.6	SpectraLink Corporation Employee Stock Purchase Plan, as amended. (2)**

10.7	Credit agreement among SpectraLink Corporation, the lenders and JP Morgan Capital Chase Capital Bank, N.A.

10.8	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (3)

10.9	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (3)

10.10	Lease agreement dated April 15, 2003 between SpectraLink and 2545 Central, LLC. (3)

10.11	Lease agreement dated September 30, 2003, between SpectraLink and 2545 Central, LLC. (4)

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP

31.1	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification by David I. Rosenthal pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification by David I. Rosenthal pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Indicates a management contract or compensatory plan or arrangement.

***	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(2)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for the fiscal year ended December 31, 1999.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

By:	/s/ JOHN H. ELMS

John H. Elms,
President and CEO
Date: March 16, 2006
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

Signatures	Title	Date

/s/ JOHN H. ELMS	Principal Executive Officer	March 16, 2006

John H. Elms	and Director

/s/ DAVID I. ROSENTHAL	Principal Financial Officer	March 16, 2006

David I. Rosenthal	and Principal Accounting Officer

/s/ ANTHONY V. CAROLLO, JR.	Chairman of the Board of Directors	March 16, 2006

Anthony V. Carollo, Jr.

/s/ CARL D. CARMAN	Director	March 16, 2006

Carl D. Carman

/s/ GERALD J. LABER	Director	March 16, 2006

Gerald J. Laber

/s/ WERNER P. SCHMÜCKING	Director	March 16, 2006

Werner P. Schmuecking

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement between SpectraLink Corporation and SpectraLink Denmark ApS, and each of the stockholders of KIRK telecom A/S.*

3.1	Certificate of Incorporation of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (1)

4.1	Specimen common stock certificate. (1)

10.1	SpectraLink Corporation Stock Option Plan, as amended. (1)**

10.2	Form of Incentive Stock Option Agreement under SpectraLink’s Stock Option Plan. (1)**

10.3	Form of Non-Qualified Stock Option Agreement under the SpectraLink’s Stock Option Plan. (1)**

10.4	Form of Indemnification Agreement with directors and executive officers of the Registrant. (1)**

10.5	SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements. (2)**

10.6	SpectraLink Corporation Employee Stock Purchase Plan, as amended. (2)**

10.7	Credit agreement among SpectraLink Corporation, the lenders and JP Morgan Capital Chase Capital Bank, N.A.

10.8	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (3)

10.9	Lease agreement dated April 15, 2003 between SpectraLink and Flatiron Park Company. (3)

10.10	Lease agreement dated April 15, 2003 between SpectraLink and 2545 Central, LLC. (3)

10.11	Lease agreement dated September 30, 2003, between SpectraLink and 2545 Central, LLC. (4)

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP

Exhibit Number	Description
31.1	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification by David I. Rosenthal pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification by David I. Rosenthal pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

**	Indicates a management contract or compensatory plan or arrangement.

***	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(2)	Incorporated by reference from the Registrant’s Definitive Proxy Statement for the fiscal year ended December 31, 1999.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.