Form 10-Q
period 2006-03-31
SPECTRALINK CORP
filed 2006-05-15
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-28180

SPECTRALINK CORPORATION

(Exact name of registrant as specified in charter)

Delaware	84-1141188
(State or other jurisdiction of incorporation or organization)	(IRS Employer
Identification Number)

5755 Central Avenue, Boulder, Colorado	80301-2848
(Address of principal executive offices)	(Zip code)

303-440-5330

(Registrant’s telephone number)

 (Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐  No ☒

Applicable only to corporate issuers:

As of April 30, 2006, there were 19,331,442 shares outstanding of SpectraLink Corporation’s Common Stock - par value per share $0.01.

SPECTRALINK CORPORATION AND SUBSIDIARIES

INDEX

Part I		Financial Information

	Item 1	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 (Unaudited)

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Quantitative and Qualitative Disclosures about Market Risk

	Item 4	Controls and Procedures

Part II

	Item 1A	Risk Factors

	Item 6	Exhibits
(a) Exhibits

Signatures

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

SpectraLink Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	As of:
	March 31, 2006	December 31, 2005

Assets

Current Assets:
Cash and cash equivalents	$8,426	$16,703
Cash held in escrow for acquisition (Note 2)	—	55,148
Investments in marketable securities – current	13,535	14,088
Trade accounts receivable, net of allowance of $342 and $343, respectively	25,415	22,574
Inventories:
Raw materials	9,301	4,783
Work in progress	402	5
Finished goods	7,045	4,727
Less - allowance for obsolete inventory	(893)	(575)
Total inventories	15,855	8,940
Current deferred income tax asset	1,877	1,626
Prepaids and other	1,513	1,201
Total current assets	66,621	120,280

Property and equipment, net of accumulated depreciation of $11,852 and $11,110, respectively	12,534	8,422
Intangible assets, net of accumulated amortization of $1,397 and $272, respectively	33,043	318
Goodwill	24,314	—
Other non-current assets	737	1,772
Total assets	$137,249	$130,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectraLink Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except

per share data)

(Unaudited)

	As of:
	March 31, 2006	December 31, 2005

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$8,214	$1,478
Accrued payroll, commissions and employee benefits	5,704	4,500
Other accrued expenses and liabilities	7,880	6,380
Deferred revenue	9,545	7,503
Current portion long-term debt	6,000	15,000
Total current liabilities	37,343	34,861

Long-term debt	12,050	18,050
Long-term deferred tax liabilities	9,232	—
Other long-term liabilities	887	900
Total liabilities	59,512	53,811
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 24,058 and 23,838 shares issued, respectively, and 19,326 and 19,106 shares outstanding, respectively	241	238
Additional paid-in capital	84,802	81,751
Retained earnings	29,941	32,383
Treasury stock, 4,732 shares, at cost	(37,391)	(37,391)
Other comprehensive income	144	—
Total stockholders’ equity	77,737	76,981
Total liabilities and stockholders’ equity	$137,249	$130,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectraLink Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Sales
Product sales	$27,068	$15,456
Service sales	6,901	5,132
Net sales	33,969	20,588

Cost of Sales
Cost of product sales	11,029	4,549
Cost of service sales	3,519	2,754
Total cost of sales	14,548	7,303

Gross profit	19,421	13,285

Operating Expenses
Research and development	5,806	2,457
Marketing and selling	8,643	6,033
General and administrative	4,008	1,582
Acquired in-process research and development	2,021	—
Amortization of intangible assets	1,125	22
Total operating expenses	21,603	10,094

(Loss) income from operations	(2,182)	3,191
Other (expense) income, net
Interest (expense) income, net	(795)	351
Other income (expense), net	242	(52)
Total other (expense) income, net	(553)	299

(Loss) income before income taxes	(2,735)	3,490

Income tax benefit (expense)	293	(1,326)

Net (loss) income	$(2,442)	$2,164

Other comprehensive income, net of tax
Foreign currency translation adjustments	214	—
Unrealized (loss) gain on available for sale securities	(75)	—
Comprehensive income (loss)	$(2,303)	$2,164

Basic (loss) earnings per share	$(0.13)	$0.11

Basic weighted average shares outstanding	19,220	19,230

Diluted (loss) earnings per share	$(0.13)	$0.11

Diluted weighted average shares outstanding	19,220	19,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectraLink Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net (loss) income	$(2,442)	$2,164
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,898	395
Acquired in-process research and development	2,021	—
Income tax benefit from the exercise of stock options	—	438
Deferred income taxes	(686)	15
Stock-based compensation	767	—
Changes in assets and liabilities, net of effects of acquiring subsidiary	6,053	4,125
Net cash provided by operating activities	7,611	7,137

Cash Flows From Investing Activities
Cash expended to acquire business, net of cash acquired and escrow released to sellers (Note 2)	(3,662)	—
Acquisition costs (Note 2)	(1,349)	—
Purchases of property and equipment	(2,946)	(517)
Proceeds from sales (purchases) of investments in marketable securities	4,752	(6,139)
Other	45
Net cash used in investing activities	(3,160)	(6,656)

Cash Flows From Financing Activities
Principal payments under long-term borrowings	(15,000)	(8)
Proceeds from issuance of stock under stock plans	1,994	1,646
Income tax benefit from the exercise of stock options	231	—
Dividends paid	—	(1,931)
Net cash used in financing activities	(12,775)	(293)

(Decrease) increase in cash and cash equivalents	(8,324)	188
Cash and cash equivalents, beginning of period	16,703	14,625
Effect of exchange rate changes on cash and cash equivalents	47	—
Cash and cash equivalents, end of period	$8,426	$14,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectraLink Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.             Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared from the books and records of SpectraLink Corporation and its wholly owned subsidiaries: SpectraLink International Corporation, SpectraLink Denmark ApS, and KIRK telecom A/S (“KIRK”) (together “SpectraLink” or “the Company”). SpectraLink designs, manufactures and sells on-premise wireless telephone systems to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace.

In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006. The financial statements should be read in conjunction with the audited financial statements and notes thereto as of, and for the year ended, December 31, 2005, which are included in SpectraLink’s Annual Report on Form 10-K. Except as discussed in Note 3, the accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in SpectraLink’s annual financial statements.

The December 31, 2005, condensed balance sheet data was derived from audited financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The Company’s foreign operating subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue, expenses, and cash flows are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in comprehensive income (loss) within stockholders’ equity. Realized and unrealized transaction gains and losses resulting from the remeasurement of non-functional currency financial instruments are included in the determination of net income (loss). Transaction gains for the three months ended March 31, 2006 and 2005, were insignificant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in the accompanying financial statements include: allowance for doubtful accounts, reserve for obsolete or otherwise unrealizable inventory, estimated warranty costs, and valuations of tangible and intangible assets acquired and liabilities assumed.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Revenue Recognition and Deferred Revenue

We derive our revenue principally from the sale of products and/or services for wireless telephone systems. For multiple element arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. We recognize revenue on each element of an arrangement when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. Revenue from product sales is recorded upon transfer of title, which is generally upon shipment of product. Revenue is deferred if there are significant post delivery obligations, if collection is not reasonably assured at the time of sale, or if the fee is not fixed or determinable. When significant post delivery obligations exist, revenue is deferred until such obligations are fulfilled. We offer products and services such as installation, support, education and training, and extended warranty coverage. Revenue from installation and training services are deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement. We recognize amounts billed to customers for shipping and handling costs as revenue when the related products are shipped. Costs of shipping and handling are included in cost of sales.

2.             Acquisition of KIRK Telecom A/S

On January 3, 2006, pursuant to a stock purchase agreement dated December 12, 2005, SpectraLink acquired KIRK from the stockholders of KIRK by purchasing 100% of its outstanding common stock. KIRK is a manufacturer of on-site wireless communications products based in Denmark. The purchase price for the transaction was approximately 389 million Danish Kroner or approximately U.S. $62 million, which was paid in cash, and approximately $2 million of acquisition costs.  We funded the acquisition price with approximately $31 million of our own cash and funds provided by a credit facility (Note 9). We escrowed $55.1 million in December 2005, which was released to the selling shareholders on January 3, 2006, along with an additional $6.9 million to acquire KIRK.

Reasons for the Acquisition

With the addition of KIRK’s DECT-based products, we now offer a complete product portfolio that incorporates all major enterprise wireless voice technologies: Wi-Fi, DECT and proprietary systems. The acquisition of KIRK telecom also significantly increases our international reach and augments our distribution channels and geographical market penetration, further extending our leadership in workplace wireless telephony. Furthermore, the acquisition enables us to compete in new small to medium business markets in North America with KIRK’s DECT products.

Pro Forma Results

The results of KIRK have been included in the consolidated financial statements since January 3, 2006.

The following pro forma information shows the results of our operations for the three months ended March 31, 2005, as if the acquisition had occurred at the beginning of that period:

	Three months ended March 31,
	2006	2005
	(Actual)	(Pro forma)
	(In thousands, except per share amounts)
Net sales	$33,969	$29,764
Pretax (loss) income	(2,735)	(31)
Net (loss) income	(2,442)	(827)
Net (loss) income per common share:
Basic	$(0.13)	$(0.04)
Diluted	$(0.13)	$(0.04)

We reported in our Form 8-K/A filed on March 17, 2006 that the functional currency for our Danish holding company would be Danish Krone based upon the expectations we had at that time of the future activities of the holding company. Upon further review, we have concluded that the holding company will be used solely for the purpose of holding our investment in KIRK telecom, and the functional currency for the holding company will be U.S. dollars.

Preliminary Purchase Accounting

Using the most currently available information and subject to finalization, the following represents the preliminary allocation of the aggregate purchase price to the acquired net assets of KIRK as of January 3, 2006, (in thousands).

Total current assets	$17,194
Property and equipment	1,949
Amortizable intangible assets	33,992
In-process research and development	2,021
Goodwill	24,314
Other assets	160
Total assets acquired	79,630
Total liabilities assumed	(6,170)
Deferred taxes	(9,742)
Net assets acquired	63,718
Less: Acquisition costs paid or accrued	(1,885)
Amount paid in cash, including the release of $55,148 of escrowed funds	$61,833

Identifiable intangible assets as of January 3, 2006, represent technology owned by KIRK plus other identifiable intangible assets such as acquired contractual relationships which are subject to amortization over various periods of time, using methods which approximate the periodic decreases in value, with the weighted average amortization period being 8 years. Since these assets are deductible for financial reporting purposes but not tax purposes, a deferred tax liability was recorded as of the acquisition date. Future estimated amortization expense is shown in Note 7. The following table summarizes the identifiable intangible assets:

	Estimated Fair Value	Useful Life
	(In thousands)	(Years)
Existing technology	$17,139	5-8
Core technology	6,939	8
Customer relationships	7,686	7-11
FCC licenses	334	8
Trade name	1,703	11
Order backlog	191	—
	$33,992

In addition, we acquired approximately $2.0 million of in-process research and development from KIRK. In-process purchased research and development (IPRD) represents research and development regarding internet protocol technology development effort which had not reached technological feasibility and have no alternative future use as of the acquisition date. IPRD was expensed in accordance with Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

Goodwill was completely allocated to our KIRK segment (see Note 5) at March 31, 2006 and will not be tax deductible. Management is currently evaluating potential integration activities that could impact our future financial reporting. Significant outstanding items include: evaluation of our organization structure, decisions on transfer pricing and allocation of goodwill among our segments.

The valuation of intangible assets was determined using the excess earnings method, replacement cost approach, or relief-from-royalty approach, depending upon the type of asset. KIRK’s net tangible assets were generally valued at their respective carrying amounts, as management believes that these amounts approximate their fair value.

3.             Adoption of New Accounting Pronouncements

The adoption of the following accounting pronouncements in the first quarter of 2006 did not have a material impact on our results of operations, financial condition, or cash flows:

•      Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”;

•      SFAS 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 20”;

•      SFAS 154, “Accounting Changes and Error Corrections, which replaces APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”;

•      Emerging Issues Task Force (“EITF”) Issue 05-06, “Determining the Amortization Period for Leasehold Improvements”; and

•      FASB Staff Positions 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental guidance for the implementation of SFAS 123R. On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R.  Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

We used the graded attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R.  Upon adoption of SFAS 123R on January 1, 2006, we adopted the straight-line attribution method to recognize expense for options granted after December 31, 2005.  The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of historical forfeitures, we have applied an annual forfeiture rate of 9% to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Forfeited or otherwise cancelled options are returned to the pool of options authorized for issuance under our stock-based compensation plans. It is our policy to issue new shares, as opposed to treasury shares upon exercise or purchase under our stock-based compensation plans. See Note 12.

4.             Recently Issued Accounting Pronouncements

SFAS No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140”

SFAS 155 was issued in February 2006 and will be effective for us in the first quarter of our 2007 fiscal year. Among other things, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We do not believe that the adoption of SFAS 155 will have a material impact on our financial statements.

SFAS No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140”

SFAS 156 was issued in March 2006 and will be effective for us in the first quarter of our 2007 fiscal year. SFAS 156 simplifies certain aspects of accounting for separately recognized servicing assets and liabilities and clarifies when to separately recognize servicing obligations. We do not believe that the adoption of SFAS 156 will have an impact on our financial statements.

5.             Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we define operating segments as components of an enterprise for which separate financial information is available. This information is reviewed regularly by our chief operating decision-maker, to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer as our chief operating decision-maker. The chief operating decision maker reviews revenue and overall results of operations by segment.

During the first quarter of 2006, we operated our business across two operating segments, based on the legal structures of SpectraLink and KIRK. Prior to the first quarter of 2006, and the acquisition of KIRK, we operated as one segment. As discussed in Note 2, management is reviewing the structure of the Company and may modify our segment structure in the ensuing quarters.

The SpectraLink segment primarily consists of our Americas operations and corporate activities, including global corporate support functions, such as executive offices, legal, finance and treasury. The SpectraLink segment also includes branch sales and support personnel located in the United Kingdom and Australia.

The KIRK segment is comprised of the operations and corporate activities of KIRK acquired on January 3, 2006 (See Note 2). KIRK designs, manufactures and sells wireless on-site adjunct communication solutions. KIRK also includes two subsidiaries: KIRK telecom, Inc, a distribution sales and support subsidiary in the United States; and KIRK scantel A/S, which designs, contract manufactures and sells wired and wireless telephones under the KIRK brand name to the residential market, primarily in the Scandinavian countries.

We began selling products between our segments subsequent to March 31, 2006, and had no inter-segment operating activity during the first quarter. We had one customer in the first quarter of 2006 for which revenue exceeded 10% of our consolidated net revenue.

The following summarizes our results and total assets by segment (in thousands):

Three months ended:	SpectraLink	KIRK	Total
March 31, 2006
Revenue	$26,319	$7,650	$33,969
Income (loss) from operations	1,456	(3,638)	(2,182)
March 31, 2005
Revenue	$20,588	$—	$20,588
Income from operations	3,191	—	3,191

Assets as of March 31, 2006:	$66,492	$70,757	$137,249
Assets as of December 31, 2005:	130,792	—	130,792

6.             Earnings Per Share

A reconciliation of the numerators and denominators used in computing earnings (loss) per share is as follows:

	Three months ended March 31,
	(In thousands, except per share amounts)
	2006			2005
	Net loss	Shares	Per Share	Net income	Shares	Per Share
Basic (loss) earnings per share	$(2,442)	19,220	$(0.13)	$2,164	19,230	$0.11
Effect of dilutive securities:
Stock purchase plan	—	—	—	—	9	—
Stock options outstanding	—	—	—	—	471	—
Diluted (loss) earnings per share	$(2,442)	19,220	$(0.13)	$2,164	19,710	$0.11
Dividends declared per share			$—			$0.10

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is determined by dividing net income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents as determined utilizing the treasury stock method. Potentially dilutive common stock options that were excluded from the calculation of dilutive income per share because they were anti-dilutive totaled 2.4 million shares and 1.0 million shares for the three months ended March 31, 2006 and 2005, respectively. Weighted average options and rights to purchase 0.2 million shares of common stock were excluded from the diluted stock calculation for the three months ended March 31, 2006, as their effect would have been anti-dilutive as a result of the net loss for the period. In accordance with debt covenants, we have not declared dividends in the first quarter of 2006. See Note 9.

7.             Goodwill and Other Intangibles

The following table presents details of our intangible assets, other than goodwill, as of March 31, 2006:

	Useful Life	Gross Amount	Accumulated Amortization	Net
	(Years)		(In thousands)
International and domestic licenses	1-5	$974	$310	$664
Patents and technology	5-8	24,077	884	23,193
Customer relationships	7-11	7,685	166	7,519
Other	11	1,704	37	1,667
Total		$34,440	$1,397	$33,043

The following table presents details of our intangible assets, as of December 31, 2005:

	Useful Life	Gross Amount	Accumulated Amortization	Net
	(Years)		(In thousands)
International licenses	1-5	$589	$272	$317
Other	Indefinite	1	—	1
Total		$590	$272	$318

The estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In thousands)
2006 (remaining)	$3,300
2007	4,700
2008	4,600
2009	4,400
2010	4,100
Thereafter	11,900
$33,000

Amortization expense of intangible assets was $1.1 million for the quarter ended March 31, 2006, and insignificant for the quarter ended March 31, 2005.

As discussed in Note 2, we preliminarily allocated $24.3 million to goodwill as a result of the acquisition of KIRK. Goodwill was completely allocated to our KIRK segment at March 31, 2006. As we are finalizing the valuation of certain assets and liabilities acquired with KIRK, goodwill and other intangible asset allocations are subject to change. See Note 2 for the detailed listing of values assigned to KIRK intangibles and goodwill.

8.             Derivative Financial Instruments

We do not hold or issue derivative financial instruments for speculative trading purposes. We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that all derivative instruments be recorded on the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in our results of operations immediately.

We are exposed to foreign currency exchange risk in the normal operation of our business. Our primary currency risks result from our investment in KIRK, which is a Danish Krone functional currency business, and through KIRK purchases denominated in U.S. dollars and Euros. To mitigate this risk, we purchase forward currency contracts. Forward currency contract activity was insignificant in the first quarter of 2006.

9.             Debt

Debt consisted of the following:

	As of:
	March 31, 2006	December 31, 2005
Term loan payable to bank, quarterly principal installments of $1,250,000 beginning on March 31, 2006, with final maturity in December 2008; variable quarterly interest payments, (interest at 8.25 % as of December 31, 2005), collateralized by substantially all assets of the Company	$—	$15,000,000

Revolving line of credit, principal due and payable in December 2008, variable quarterly interest payments at 6.875% and 8.25% as of March 31, 2006, and December 31, 2005, respectively, collateralized by substantially all assets of the Company	18,050,000	18,050,000

Total Long-Term Debt	$18,050,000	$33,050,000
Less: Current Portion of Long-Term Debt	(6,000,000)	(15,000,000)
Total Long-Term Debt	$12,050,000	$18,050,000

On December 9, 2005, we entered into a credit facility (the “Credit Facility”) with a group of banks, led by JP Morgan, to provide funds for the acquisition of KIRK in 2006 (Note 2). The Credit Facility consists of a three-year term loan of $15.0 million and a revolving line of credit for borrowings up to $25.0 million (of which $5.0 million becomes available as of July 1, 2006) that also matures in three years. On March 28, 2006, we repaid the term loan in its entirety, and $0.3 million of related debt issuance costs were expensed immediately. We can borrow under the remaining revolving line of credit at either the JP Morgan Prime rate plus 1% or at a LIBO rate plus 2%. At March 31, 2006, the Company’s interest rate was based upon LIBO plus 2% (6.875%). At December 31, 2005, our interest was based upon the JP Morgan prime plus 1% (8.25%). The amount available for borrowings under the revolving line of credit are determined based on the borrowing base calculation as defined in the Credit Facility beginning with the month ended May 2006. As of March 31, 2006, approximately $2.0 million was available for additional borrowings under the line of credit. We are obligated to pay annual commitment fees of up to a maximum of 0.5% of the unused amount of the revolving credit line. Amounts due under the Credit Facility are secured by a first security interest in substantially all of the Company’s assets.

The revolving line of credit may be prepaid at any time without penalty. It is management’s intention to repay $6.0 million of the outstanding line of credit using current assets over the next twelve months. Therefore, $6.0 million of the outstanding line of credit has been classified as current as of March 31, 2006.

Under the Credit Facility, we are required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements related to consolidated net worth, a quarterly leverage ratio and a quarterly fixed charge ratio. The Credit Facility also limits our ability to: enter into secured and unsecured borrowing arrangements, issue dividends to stockholders (the Company was permitted to pay a dividend in December 2005), repurchase our stock, acquire and dispose of businesses, and issue additional shares of our stock, among other requirements, as defined in the Credit Facility. We were in compliance with all covenants related to the Credit Facility at March 31, 2006, and as of the date of this report.

Future maturities of long-term debt (reflecting contractual maturities and management’s intent) are as follows as of March 31, 2006:

2006 (remaining)	$4,500,000
2007	6,000,000
2008	7,550,000
$18,050,000

10.          Income Taxes

Our first quarter 2006 results include a nondeductible in-process research and development write-off which is considered a discrete item for purposes of calculating our effective tax rate, and which caused our effective tax rate to drop to 11%, compared to 38% in the first quarter of 2005. Without regard to the discrete item, our effective tax rate would be comparable to last year’s rate. We have estimated an effective tax rate for the year between 35% and 39%.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

As discussed in Note 2, we formed a Danish holding company in December of 2005, for the purposes of acquiring KIRK. Under the accounting guidance of APB 23 and SFAS 109, we have elected to treat the holding company’s earnings as permanently reinvested. Our intention is to reinvest the earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted. However, we believe that U.S. foreign tax credits would largely eliminate any U.S. taxes and offset any foreign withholding taxes due on remittance.

11.          Commitments and Contingencies

Product Warranties and Service

We provide warranties against defects in materials and workmanship for our products, generally ranging from 90 days to 24 months. At the time the product is either manufactured or shipped, we establish a provision for estimated expenses of providing service under these warranties based on historical warranty experience. We believe our reserves are adequate as recorded. A summary of activity for accrued product warranty and service is as follows:

	Three months ended March 31,
	2006	2005
	(In thousands)

Beginning Balance, Accrued Product Warranty and Service	$947	$901
Warranty reserves assumed in acquisition of KIRK (Note 2)	551	—
Additions to the accrual for product warranties	665	254
Reductions for incurred warranty charges	(299)	(247)
Ending Balance, Accrued Product Warranty and Service	$1,864	$908

Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

Legal Proceedings

We are not presently a party to any material pending legal proceedings of which we are aware.

12.          Stock Based Compensation

We have two share-based arrangements for which we recognize expense under SFAS 123R:   the 2000 Stock Option Plan (the “Option Plan”) and the Employee Stock Purchase Plan (the “ESPP”).

The Option Plan provides selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase shares of the Company’s stock. Under the terms of the Option Plan, the Board of Directors may grant either non-qualified or incentive stock options, as defined by the Internal Revenue Service. The purchase price per share of a non-qualified stock option will not be less than par value per share of the Company’s common stock at the time of grant. The purchase price per share of an incentive stock option will not be less than 100% of the market value per share of the Company’s common stock at the time of grant. If the grantee of an incentive stock option owns more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price will be at least 110% of the market value of a share of the Company’s common stock at the date of grant. Options granted under the Option Plan expire after 10 years. Options vest at a rate of 25% after 12 months from the date of grant, and ratably per month thereafter, conditioned upon continued employment.  Full vesting occurs after 48 months from the date of grant.

Stock options outstanding at March 31, 2006, changes during the first of 2006, and shares available for grant under all of the Company’s plans are presented below:

	Shares available for grant	Outstanding options	Weighted- average exercise price, per common share	Remaining contractual life, in years	Aggregate intrinsic value
	(in thousands)	(in thousands)
Outstanding as of December 31, 2005	2,872	3,116	$13.64
Authorized	—	—	—
Granted	(633)	633	$12.50
Exercised	—	(162)	$9.18
Forfeited/expired	38	(38)	$12.87

Outstanding as of March 31, 2006	2,277	3,549	$13.65	8.11	$2,926,539

Exercisable at March 31, 2006		2,207	$14.39	7.37	$1,920,366

The weighted-average grant date fair value of options granted during the first quarter of 2006 was $7.82. The total intrinsic value of options exercised during the first quarter of 2006 was $0.3 million.

As of March 31, 2006, there was $6.2 million of total unrecognized compensation cost from share-based compensation granted under the Option Plan, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.6 years.

We selected the Black-Scholes option-pricing model as the most appropriate valuation method for our awards.  The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants. Note that for 2006 grants, we have separated the optionees into three groups:  Non-employee directors, Executives, and Management/Staff. We have determined that the exercise behavior of the three groups is distinct and, therefore, the assumptions are different for purposes of valuing their options using the Black-Scholes model. The expected lives (net of forfeitures) for the non-employee director, executive and management/staff group are estimated to be 5.28 years, 5.27 years, and 4.39 years, respectively. Volatility for the three groups is estimated to range from 67% to 72%. The risk-free interest rate is 4.82% for all groups and the dividend yield is 0%.

Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the ESPP if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the ESPP. Common stock purchased under the ESPP is equal to 85% of the lower of the market value on the commencement date or termination date of each offering period (usually six months).

We do not separate our employees into groups for purposes of valuing the ESPP awards. The assumptions we used in 2006 to value these awards were as follows:  Interest rate – 4.3%; Dividend yield – 0%; Expected term – 6 months; Volatility – 41%. At March 31, 2006, there was $0.1 million of total unrecognized compensation cost related to our ESPP, which will be recognized over the remaining offer period, through August 15, 2006.

The following table sets forth the total stock-based compensation expense resulting from stock-based compensation included in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended March 31, 2006
	Option Plan	ESPP
Cost of product and service revenue	$52	$14
Research and development	186	27
Selling and marketing	85	29
General and administrative	369	5
Stock-based compensation expense before income taxes	692	75
Income tax benefit	(277)	(30)
Total stock-based compensation expense after income taxes	$415	$45
Basic and diluted cost per share	$0.02	$—

                        Prior to adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, no compensation expense was recognized in periods prior to the adoption of SFAS 123R for our plans; however, as required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net income (loss) after tax and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three months ended March 31, 2005, (in thousands, except per share amounts):

Three months ended March 31, 2005
Net income, as reported	$2,164
Deduct stock based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(858)
Compensation expense for the stock purchase plan	(37)
Net income, pro forma	$1,269
Earnings per share:
Basic – as reported	$0.11
Basic – pro forma	$0.07
Diluted – as reported	$0.11
Diluted – pro forma	$0.07

Our assumptions in the first quarter of 2005 were not dependent upon an optionee grouping, and included an interest rate of 3.80%, and expected life (net of forfeitures) of 3.35 years, a per share quarterly dividend of $0.10, and expected volatility of 74%.

Net cash proceeds from the exercise of stock options were $1.5 million and $1.6 million for the three months ended March 31, 2006, and 2005, respectively. Net cash proceeds from employee stock  purchases were $0.5 million for the three months ended March 31, 2006. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows in 2006 rather than operating cash flows, as presented previously.

13.          Subsequent Events

Effective April 10, 2006, David Rosenthal resigned as the Company’s executive vice president of finance and administration, chief financial officer, corporate secretary and treasurer, and assumed, at his then current salary, the role of non-executive assistant to John Elms, the Company’s president and CEO, to assist with the transition.

During the transition, Carolyn Smyth assumed the role of interim chief financial officer and principal accounting officer. Ms. Smyth has been with the Company since November 1999, first as corporate controller, and since November 2005, as revenue controller.

On April 17, 2006, the Company announced the appointment of Ernest Sampias as the Company’s CFO, executive vice president of finance and administration, secretary and treasurer, effective May 15, 2006. At that time, he will replace Carolyn Smyth, the Company’s interim CFO and chief accounting officer. Ms. Smyth will resume her prior duties as controller of revenue for the Company.

Pursuant to the terms of Mr. Sampias’ offer letter, Mr. Sampias is entitled to receive an annual base salary of $300,000 and will be eligible to participate in the Company’s discretionary cash bonus plan of up to 35% of his annual cash salary based on business and financial targets. Mr. Sampias will receive, upon commencement of his employment, a stock option grant of 100,000 shares of SpectraLink common stock which will vest over four years, with one-fourth of the shares vesting one year after the commencement of his employment and one-forty eighth of the shares vesting each month afterward. These options will be issued at the fair maket value on the date of grant. Effective upon his first day of employment, if a change of control in the Company occurs, then by the terms of the 2000 Stock Option Plan, 50% of the shares subject to his option will automatically vest.

In addition, as approved by the Company’s Compensation Committee, the Company entered into a change of control and severance agreement (“Agreement”) with Mr. Sampias and members of the Company’s executive team consisting of John Elms (president, chief executive officer and a director), Masood Garahi (executive vice president of engineering and chief technology officer), John Kelley (executive vice president of operations), Jill Kenney (executive vice president of Americas sales, and marketing), Leah Maher (vice president and general counsel) and Gary Mead (vice president of market development) effective April 17, 2006. The Company previously agreed to a change of control provision with Ole Lysgaard Madsen (executive vice president of international, and president and managing director of KIRK telecom A/S) upon the Company’s acquisition of KIRK telecom A/S on January 3, 2006, under different terms. According to the terms of the Agreement, if within twelve months following the occurence of a change of control of the Company an executive is either terminated without cause, is constructively terminated or quits for “good reason,” then the Company must pay to that executive an amount equal to one hundred percent of the executive’s annual base salary plus the executive’s target annual incentive compensation, and all of the executive’s outstanding options and restricted stock will immediately vest. Additionally, in the preceding circumstance, that executive will receive benefits as defined until the earlier of one year following termination or the date that executive receives comparable benefits as defined from another employer.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements about future events and expectations in this Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and stockholders in the course of presentations about SpectraLink, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements we make regarding future prospects for growth in the on-premise wireless telephone system and phone market, our ability to maintain or increase our market share, our ability to introduce new products successfully, success in integrating the KIRK acquisition and our future operating results. In addition, words such as “believes”, “anticipates”, “expects”, “plans”, “estimates”, “intends”, “could”, “might”, and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on assumptions, which are believed reasonable but, by their nature, are all inherently uncertain and involve risk. In all cases, results could differ materially from those projected.  Certain risks and uncertainties relating to forward-looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition” and in Item 1A of this Form 10-Q under the caption “Risk Factors”. New risks and uncertainties come up from time to time and it is impossible for us to predict these events or how they may affect us. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Business Description and Overview

SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed wireless telephone communication systems for businesses.  Our product portfolio consists of three types of product categories differentiated by the wireless technologies implemented into the product:  The Link™ wireless telephone system and NetLink™ wireless telephones and the DECT telephone system. Link uses a proprietary radio infrastructure in the 902-928 MHz radio band targeted to organizations that desire a dedicated wireless voice solution for their on-premises mobile workforce.  The NetLink wireless telephone products operate over IEEE 802.11-compliant wireless local area networks (WLANs) in the 2400-2483 MHz frequency band using standards-based Internet Protocol (IP) technology.  NetLink products are targeted to organizations that want both a wireless voice and wireless data solution on a single network.  SpectraLink also offers an Open Application Interface (OAI), which enables third-party messaging applications to be integrated with our wireless telephones. Because of the recent advances in wireless local area network (WLAN) technology, a significant portion of our development efforts will focus on our existing NetLink products as well as new products that operate on a WLAN. We began offering the DECT technology as a result of acquiring KIRK telecom A/S.

Acquisition of KIRK

On January 3, 2006, SpectraLink Corporation through its wholly-owned subsidiaries acquired all of the stock of KIRK telecom A/S and its subsidiaries for 389 million Danish Kroner or approximately $62.0 million, which was paid in cash, and approximately $2 million of acquisition-related costs.  As a result of the acquisition, KIRK telecom became a wholly owned subsidiary. We funded the acquisition price with approximately $31 million of our own cash plus funds provided by a Credit Facility.  KIRK telecom is based in Horsens, Denmark and designs, manufactures and sells unlicensed wireless telephone systems using the DECT standard.  In addition, KIRK telecom offers the KIRK Serial In Out (SIO) to enable third-party messaging applications to interface with its telephone systems. KIRK has two wholly-owned subsidiaries, scantel A/S and KIRK telecom, Inc.

With the addition of KIRK telecom’s DECT-based products, we now offer a complete product portfolio that incorporates all major enterprise wireless voice technologies: Wi-Fi, DECT and proprietary systems.  Our acquisition of KIRK telecom also significantly increases our international reach and augments our distribution channels and geographical market penetration, further extending our leadership in workplace wireless telephony.  Furthermore, the acquisition enables us to compete in new small to medium business markets in North America with KIRK telecom’s DECT products.  As we continue to integrate KIRK telecom’s operations, our results of operations will continue to be significantly impacted to increase our sales, cost of sales, and operating expenses above historical levels.

Factors that impact gross margin are sales through our OEM partners and product mix.  We realize lower margins on products sold through OEM relationships because of the pricing arrangements inherent in these relationships.  Our Link product line gross margin is approximately 10% higher than the aggregate gross margin from the sale of the NetLink products because of the added infrastructure associated with Link sales.  DECT products also have a lower margin than our Link products and are approximately 45%.

We are continuing our transition from a North American-oriented niche market provider to a global supplier of workplace wireless systems with our recent acquisition of KIRK telecom as well as our partnerships with some of the largest telecommunications manufacturers worldwide including Nortel, Alcatel, Avaya, Inter-Tel, and NEC America. Because our OEM partners primarily sell NetLink wireless telephones, if OEM sales increase, we would expect NetLink revenue to also increase.   If we sell proportionately more NetLink and DECT than Link, we will continue to see pressure on our overall gross margins.

Consolidated Results of Operations

For the three months ended March 31, 2006, we generated $34.0 million in revenue. We incurred a net loss of $2.4 million or $0.13 loss per diluted share. For the three months ended March 31, 2006, we incurred $2.0 million related to acquired in-process research and development expense, and we incurred $1.1 million of amortization expense for the intangible assets related to our acquisition of KIRK. We also incurred approximately $0.8 million related to the expensing of stock based compensation in accordance with SFAS 123R. In comparison, for the first quarter of 2005, net income was $2.2 million, or $0.11 earnings per fully diluted share, on revenue of $20.6 million.

Consolidated product revenue for the three months ended March 31, 2006, increased 75.1% to $27.1 million from $15.5 million for the same period last year. The increase in product revenue was primarily due to the acquisition of KIRK and an increase in the SpectraLink Americas unit due to an increase in its OEM and retail segments of our business.

Our traditional distribution channels were responsible for approximately 44.4% of first quarter product sales, original equipment manufacturer (OEM) partners contributed approximately 37.7 % of first quarter product sales, and the balance of 17.9 % was met through the SpectraLink direct sales team. Sales of our NetLink wireless telephone systems exceeded sales of our Link wireless telephones in the first quarter. Link accounted for 35.3 % of product sales, delivering $9.5 million in revenue. NetLink sales accounted for 37.3% of total product sales, or $10.1 million, and DECT product sales were 27.4% of total product sales or $7.4 million. During the first quarter of 2006, we had one customer that accounted for over 10% of our consolidated net sales.

Consolidated service revenue for the three months ended March 31, 2006, increased 34.5% to $6.9 million compared to $5.1 million for the same period last year. The increase in service sales was primarily related to an increase in maintenance contracts relating to products previously sold to a larger installed base of our customers. The increase also related to an increase in installation and time and materials services.

Overall consolidated gross margin for the three months ended March 31, 2006, was 57.2% or $19.4 million compared to 64.5% or $13.3 million for the same period last year. We attribute the dilution of our gross margin to the addition of DECT products to our product offerings. DECT products carry a lower gross margin than either Link or NetLink. In addition, for the three months ended March 31, 2006, we incurred approximately $0.3 million of increased warranty costs for field replacements related to an issue with a specific product, which has been subsequently corrected.

Consolidated research and development expense excluding acquired in-process research and development expense and amortization of intangible assets for the three months ended March 31, 2006 increased 136.3% to $5.8 million from $2.5 million for the same period last year. The increase was primarily due to the acquisition of KIRK and as a result of increases in salaries, and employee benefits primarily related to increases in headcount and contractors to support SpectraLink’s accelerated new product rollout schedule and compensation expense associated with the fair value of share-based payments to employees related to the adoption of SFAS 123R in the first quarter of 2006.

Consolidated marketing and selling for the three months ended March 31, 2006 increased 43.3% to $8.6 million from $6.0 million for the same period last year. The increase was primarily due to the acquisition of KIRK.

Consolidated general and administrative expenses for the three months ended March 31, 2006 increased 153.4% to $4.0 million from $1.6 million for the same period last year. The increase was primarily due to the acquisition of KIRK and it also related to compensation expense associated with the fair value of share-based payments to employees related to the adoption of SFAS 123R in the first quarter of 2006, and was also due to increased professional service fees for the implementation of new accounting standards, including option expensing.

Consolidated other (expense), income net was a net other expense of $0.6 million for the three months ended March 31, 2006 compared to a net other income of $0.3 million for same period in the prior year. For the three months ended March 31, we incurred interest expense related to our Credit Facility of approximately $0.6 million and amortization of debt issuance costs of approximately $0.3 million related to the repayment of the term loan in the Credit Facility. There was nominal-interest expense for the same period last year. Interest expense was offset by interest income on investments and a realized gain on forward contracts. For the three months ended March 31,  2005, other income, net included investment income as a result of our investments in money market, investment grade securities, government securities and corporate bonds.

Consolidated income tax benefit (expense) was $0.3 million benefit for the three months ended March 31, 2006, compared to income tax expense of $1.3 million for the same period last year. Our first quarter 2006 results include a nondeductible in-process research and development write-off which is considered a discrete item for purposes of calculating our effective tax rate, and which caused our effective tax rate to drop to 11% compared to the 38% in the first quarter of 2005. Without regard to the discrete item, our effective tax rate would be comparable to last year's rate. We have estimated an effective tax rate for the year between 35% and 39%.

Segment Results of Operations

SpectraLink Segment

The SpectraLink segment primarily consists of our Americas operations and corporate activities, including global corporate support functions, such as executive offices, legal, finance and treasury. The SpectraLink segment also includes branch sales and support personnel located internationally.

	Three months ended March 31,
(Dollars in thousands)	2006	% change	2005
	(actual)		(actual)
Net product and service sales	$26,319	27.8%	$20,588
Cost of product and service sales	9,906	35.6%	7,303
Gross profit	16,413	23.5%	13,285
Research and development	4,448	81.0%	2,457
Marketing and selling	7,592	25.8%	6,033
General and administrative	2,890	82.7%	1,582
Amortization of intangible assets	27	22.7	22
Income from operations	$1,456	(54.4)%	$3,191

                Net Product Sales and Service Revenue. We derive our product revenue principally from the sale of wireless, on-premises telephone systems. We derive our service revenue principally from the installation and maintenance service of wireless, on-premises telephone systems. Net product and service sales increased 27.8% in the three months ended March 31, 2006, compared to the same period last year. Product sales increased 27.1% to $19.7 million for the three months ended March 31, 2006, from $15.5 million for the same period last year. The increase in product sales was primarily related to an increase in our NetLink product sales, which was largely attributable to an increase in OEM sales. Service sales increased 29.9% to $6.7 million for the three months ended March 31, 2006, from $5.1 million for the same period last year. The increase in service sales was primarily related to an increase in maintenance contracts relating to products previously sold to a larger installed base of our customers. The increase also related to an increase in installation and time and materials services.

Cost of Product Sales and Service Revenue. Our cost of product sales consists primarily of direct material, direct labor, product packaging, third-party royalties, and manufacturing overhead. Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.

Cost of Product. For the three months ended March 31, 2006, cost of product sales increased by 41.2% to $6.4 million from $4.5 million for the same period last year. Cost of product sales as a percentage of product sales, net was 32.7% for the three months ended March 31, 2006 compared to 29.4% for the same period last year. Gross profit from product sales, net increased by 21.3% to $13.2 million for the three months ended March 31, 2006, from $10.9 million for the same period last year. This increase in gross profit from product sales was due to increased sales. Gross profit percentage from product sales, net (gross profit from product sales, net as a percentage of net product sales) for the three months ended March 31, 2006, decreased to 67.3% from 70.6% for the same period last year. The decrease in gross profit percentage from net product sales was due to additional warranty costs we incurred of approximately $0.3 million for field replacements related to an issue with a specific product, and additional material costs related to a change in product mix.

Cost of Service Sales. For the three months ended March 31, 2006, cost of service sales increased by 26.5% to $3.5 million from $2.8 million for the same period last year. Cost of service sales as a percentage of service sales was 52.2% for the three months ended March 31, 2006, compared to 53.7% for the same period last year. Gross profit from service sales increased by 33.9% to $3.2 million for the three months ended March 31, 2006, from $2.4 million for the same period last year. Gross profit percentage from service sales (gross profit from service sales as a percentage of service sales) for the three months ended March 31, 2006, increased to 47.8% from 46.3% for the same period last year. The increase in gross profit from service sales was due to increased service sales, while costs remain relatively flat.

Gross Profit. For the three months ended March 31, 2006, the SpectraLink segment’s gross profit percentage (gross profit as a percentage of net sales) decreased to 62.4% from 64.5% for the same period last year. The decrease in gross profit was due to stronger NetLink product sales, which carry lower margins, and increased sales through the SpectraLink segment’s OEM partners which typically carry higher discounts as well as an increase in warranty costs.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products, enhance existing products and reduce the cost of our systems. Research and development expenses as a percentage of net sales were 16.9% for the three months ended March 31, 2006, compared to 11.9% for the three months ended March 31, 2005. The increase in research and development dollars spent and the increase as a percentage of net sales, were each due to increases in salaries, and employee benefits primarily related to increases in headcount to support SpectraLink’s accelerated new product rollout schedule and compensation expense associated with the fair value of share-based payments to employees related to the adoption of SFAS 123R in the first quarter of 2006. Other factors contributing to this increase included consulting fees and miscellaneous parts and supplies for the development of new products and enhancements to existing products.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, tradeshows, sales meetings and market research. Marketing and selling expenses as a percentage of net sales were 28.8% for the three months ended March 31, 2006, compared to 29.3% for the three months ended March 31, 2005. The increase in sales and marketing dollars spent was due to increases in salaries and employee benefits primarily related to increases in headcount and compensation expense associated with the fair value of share-based payments to employees related to the adoption of SFAS 123R in the first quarter of 2006. Other factors contributing to the increase included commissions and bonuses related to an increase in sales. The percentage of net sales decreased from the prior year due to an increase in sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, legal, investor relations, and human resources. The increase in general and administrative dollars spent and the increase as a percentage of net sales, were each due to increases in salaries and employee benefits primarily related to increases in headcount and merit raises as well as compensation expense associated with the fair value of share-based payments to employees related to the adoption of SFAS 123R in the first quarter of 2006. Other factors contributing to this increase included audit, legal and outside consulting fees related to the acquisition of KIRK that were not capitalizable as a component of the purchase price, and due to increased professional service fees for the implementation of new accounting standards, including option expensing.

For the three months ended March 31, 2006, SpectraLink also incurred interest expense related to its Credit Facility of approximately $0.6 million and amortization of debt issuance costs of approximately $0.3 million related to the repayment of the term loan on the Credit Facility. There was nominal interest expense for the same period last year. Interest expense was offset by interest income on investments and a realized gain on forward currency contracts.

KIRK Segment

The KIRK segment is comprised of the operations of KIRK telecom A/S acquired on January 3, 2006 (“KIRK telecom”) and the corporate activities of our wholly-owned subsidiary SpectraLink Denmark ApS, which exists to hold the investment in KIRK telecom A/S. KIRK telecom A/S designs, manufactures and sells wireless on-site adjunct communication solutions. Based on the long-established DECT technology standard, KIRK telecom offers wireless handsets as well as the underlying radio infrastructure for professional use. KIRK telecom products are targeted at specific vertical markets and are offered in most major markets around the world. Products are sold under the KIRK brand as well as incorporated into OEM solutions. KIRK telecom also includes KIRK telecom, Inc., a distribution sales subsidiary in the United States and KIRK scantel A/S, which designs, contract manufactures and sells wired and wireless telephones under the KIRK brand name to the residential market, primarily in the Scandinavian countries.

The following represents the KIRK segment’s actual results for 2006 and pro forma results, as if the acquisition had occurred on January 1, 2005, for comparative purposes. The Danish Krone is KIRK telecom’s functional currency, therefore, results are impacted by fluctuations in the currency exchange between the Danish Krone and the U.S. Dollar.

	Three months ended March 31,
	2006	% change	2005
	(actual)		(pro-forma)
Net product sales and service sales	$7,650	(16.6)%	$9,176
Cost of sales	4,642	(8.8)	5,090
Gross profit	3,008	(26.4)	4,086
Research and development	1,358	12.5	1,207
Marketing and selling	1,051	(14.8)	1,234
General and administrative	1,118	11.1	1,006
Acquired in process research and development expenses	2,021	—	2,021
Amortization of intangible assets	1,098	—	1,098
Loss from operations	$(3,638)	46.7%	$(2,480)

                Net Product Sales and Service Sales. KIRK derives its product revenue principally from the sale of wireless, on-premises telephone systems. KIRK derives its service revenue principally from the service of wireless, on-premises telephone systems. On a local currency basis, excluding purchase accounting adjustments made for the acquisition of KIRK, there was a slight decrease in revenue of 3.6% for the three months ended March 31, 2006, compared to the same period last year, and the remainder of the change of 13.4% is due to fluctuation of currency against the dollar. Product sales decreased 17.0% to $7.4 million for the three months ended March 31, 2006, from $8.9 million for the same period last year. The decrease in product sales was primarily due to the fluctuation in currency rates. Service sales remained relatively constant between years at $0.2 million for the three months ended March 31, 2006 compared to $0.2 million for the same period last year.

Cost of Product Sales and Service Sales. Our cost of product sales consists primarily of direct material, direct labor, product packaging, third-party royalties, and manufacturing overhead. Our cost of service sales consists primarily of employee-related costs and the associated costs incurred for product repair.

Cost of Product. On a local currency basis, excluding purchase accounting adjustments made for the acquisition of KIRK, there was a slight decrease in cost of product sales of 6.1% for the three months ended March 31, 2006, compared to the same period last year, and the remainder of the change of 2.9% is due to fluctuations of currency against the dollar. For the three months ended March 31, 2006, cost of product sales decreased by 9.0% to $4.6 million from $5.1 million for the same period last year. Cost of product sales as a percentage of product sales, net was 62.1% for the three months ended March 31, 2006 compared to 56.7% for the same period last year. Gross profit from product sales, net decreased by 27.5% to $2.8 million for the three months ended March 31, 2006, from $3.9 million for the same period last year. This decrease in gross profit from product sales was due to decreased sales. Gross profit percentage from net product sales (gross profit from product sales, net as a percentage of net product sales) for the three months ended March 31, 2006, decreased to 37.9% from 43.3% for the same period last year.

Cost of Service Sales. Cost of service sales remained relatively constant between periods.

Gross Profit. For the three months ended March 31, 2006, our gross profit percentage (gross profit as a percentage of net sales) decreased to 39.3% from 44.5% for the same period last year.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products and enhance our existing products. Research and development expenses as a percentage of net sales were 17.8% for the three months ended March 31, 2006, compared to 13.2% for the three months ended March 31, 2005. On a local currency basis excluding purchase accounting adjustments made for the acquisition of KIRK, there was an increase in research and development expenses of 23.9% for the three months ended March 31, 2006, compared to the same period last year that was offset by a benefit of 11.4% related to fluctuations of currency against the dollar. The increase in research and development dollars spent and the increase as a percentage of net sales, were each due to increases in salaries, and employee benefits primarily related to increases in headcount to support the development of new products and enhancements to existing products.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel travel, and marketing and promotion costs. Marketing and selling expenses as a percentage of net sales were 13.7% for the three months ended March 31, 2006, compared to 13.4% for the three months ended March 31, 2005. On a local currency basis excluding purchase accounting adjustments made for the acquisition of KIRK, there was a slight decrease in marketing and selling of 5.2% for the three months ended March 31, 2006 compared to the same period last year and the remainder of the change of 9.6% is due to fluctuations of currency against the dollar.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, legal, and human resources. This increase included audit, legal and outside consulting fees incurred due to the integration of KIRK with SpectraLink during the first quarter 2006.

Liquidity and Capital Resources

The following summarizes our key liquidity and capital resources metrics for the periods presented:

	Three months ended (In thousands)
	March 31, 2006	March 31, 2005
Cash Flows
Cash provided by operating activities	$7,611	$7,137
Cash used in investing activities	(3,160)	(6,656)
Cash provided by (used in) financing activities	(12,775)	(293)

	As of March 31, 2006	As of December 31, 2005
Capital Resources
Cash and cash equivalents	$8,426	$16,703
Investments	13,535	14,088
Cash held in escrow	—	55,148
Working capital	29,278	85,419
Short-term debt	6,000	15,000
Long-term debt	12,050	18,050
Available credit	1,950	1,950

Our cash and cash equivalents and short-term investments declined $8.8 million since December 31, 2005. Our cash held in escrow was released in the first quarter to purchase KIRK, which served to further reduce our working capital position at March 31, 2006. We have met our cash needs since inception with cash provided by operations, supplemented by equity financing and leases on capital equipment. Our acquisition of KIRK was partially financed by our cash and short-term investments, supplemented by borrowings totaling $33 million.

During the first quarter of 2006, we generated cash from operations of $7.6 million which was $0.5 million higher than the $7.1 million generated in the first quarter of 2005. The increase is driven by an increase in accounts payable at the end of March.

We expended $3.2 million of cash for investing activities during the first quarter of 2006, primarily to purchase KIRK. Cash provided by the sales of marketable securities was used to pay acquisition costs and interest due on our borrowings in the first quarter of 2006. In the first quarter of 2005, cash was used primarily to invest in marketable securities.

We expended $12.8 million of cash for financing activities during the first quarter of 2006, compared to a small net use of cash in financing activities in the first quarter of 2005. Since 2003, we have paid a quarterly dividend, but will no longer declare dividends in accordance with our Credit Facility covenants in 2006. Cash used in financing activities in 2006 reflects the debt pay down of $15 million in the quarter. At March 31, 2006, we have reflected $6 million of our debt balance as a current liability. It is management’s intent to repay quarterly principal on our remaining debt of $1.5 million, essentially replacing our previous dividend payments until the debt balance is entirely repaid.

We believe that our current cash, cash equivalents, marketable securities, including those acquired from KIRK telecom and cash generated from operations will be sufficient, based on our presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital, to repay debt when it is due, and to finance our expansion for the foreseeable future (next 12 months). There can be no assurance, however, that we will not require additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.

Aggregate Contractual Obligations and Commercial Commitments

As of March 31, 2006, expected future cash payments related to contractual obligations and commercial commitments were significantly impacted by the addition of KIRK:

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$6,000	12,050	—	—	$18,050
Interest (1)	1,086	908	—	—	1,994
Operating Leases (2)	1,509	3,267	2,654	1,370	8,800
Other Purchase Commitments (3)	1,815	—	—	—	1,815
Total	$10,410	$16,225	$2,654	$1,370	$30,659

(1)   Refer to Note 9 to our Condensed Consolidated Financial Statements on page 14.

(2)   We lease our facilities under non-cancelable operating lease arrangements that expire at various dates through 2012. We have other obligations for office equipment that expire at various dates through 2006.

(3)   We have purchase obligations with various vendors and suppliers for the purchase of inventory, as well as goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from six to twelve months from the purchase date, and in certain cases, purchase orders that contain non-cancelable/non-returnable terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions, which allow us to delay receipt of such orders. Such orders may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of demand requirements, and we have previously recognized charges and expenses related to such excess material, resulting primarily from engineering changes. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

We believe our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments, and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Off-Balance Sheet Arrangements

As approved by the Company’s Compensation Committee, the Company entered into a change of control and severance agreement (“Agreement”) with Ernest Sampias who will become the Company's executive vice president of finance, chief financial officer, secretary and treasurer effective May 15, 2006 and members of the Company’s executive team consisting of John Elms (president, chief executive officer and a director), Masood Garahi (executive vice president of engineering and chief technology officer), John Kelley (executive vice president of operations), Jill Kenney (executive vice president of Americas sales, and marketing), Leah Maher (vice president and general counsel) and Gary Mead (vice president of market development) effective April 17, 2006, all in the same form. The Company previously agreed to a change of control provision with Ole Lysgaard Madsen (executive vice president of international, and president and managing director of KIRK telecom A/S) upon the Company’s acquisition of KIRK telecom A/S on January 3, 2006, under different terms. According to the terms of the Agreement, in the event a change of control of the Company occurs and an executive’s employment is terminated or constructively terminated, within twelve months following the change of control, the affected executive’s outstanding options will fully vest and the affected executive will be entitled to twelve months of the affected executive’s annual salary plus the affected executive’s target bonus plan (which assumes 100% of the target bonus plan is met for the year). Additionally, in the preceding circumstance, that executive will receive benefits until the earlier of one year following termination or the date that executive receives comparable benefits from another employer. On April 10, 2006, David Rosenthal resigned his position as executive vice president, chief financial officer, secretary and treasurer of the Company, and remains as special assistance to the chief executive officer until September 10, 2006 at his current salary.

Critical Accounting Policies and Estimates

We have identified the most critical accounting principles upon which our reported financial position and results of operations depend. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Below is a summary of our most critical accounting policies. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 3 of this report and in conjunction with our consolidated financial statements and related notes included in our Annual Report on
Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 16, 2006.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, on an on-going basis, including those related to revenue recognition, receivables, product warranty obligations, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Financial Statement Caption(s)	Critical Estimate Item	Nature of Estimates Required	Assumptions/ Approaches Used	Key Factors
A. Sales and deferred revenue	Collectibility is reasonably assured, persuasive evidence of an arrangement exists, delivery has occurred or services rendered and seller’s price to the buyer is fixed or determinable.	We are required to estimate the collectibility of invoiced amounts based upon our assessment of the ability of the customer to pay.

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

Customer ability to pay Customer ability to sell to end-user

B. Accounts receivable	Collectibility of invoiced amounts	Estimating the collectibility of accounts receivable requires us to make judgments about the credit quality and economic viability of customers based on information available to us.

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

Historical experience regarding payment history

Customer creditworthiness

Monitoring collections and payments from customers

Deterioration of customer’s economic condition after date of invoice

Changes in credit loss rates from historical rates used

C. Cost of goods sold and Inventories	Obsolete, unmarketable or excess inventory	Estimating obsolete, unmarketable or excess inventory requires us to forecast future demand and market conditions. Changes in our product strategy can result in obsolete inventory.	We base our estimate on the difference between the cost of held inventory and the expected market value of the inventory.	Product lifecycle Evaluation of customer demand for various product types Analysis of inventory on hand with no estimated future demand from customer base

D. Deferred income taxes	Recoverability of deferred tax assets	We are required to estimate whether recoverability of deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdictions.	We use historical and projected future operating results, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	Tax law changes Variances in future projected profitability, including by taxing entity

E. Warranty	Warranty obligations	Estimating warranty liability requires us to forecast, using historical data as a basis, future product failure rates, material usage and service delivery costs.

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

Monitoring and evaluating the quality of component suppliers

Actual historical return rates at the time of sale and updating estimates throughout the warranty period

Monitoring our customer base for possible epidemic defects

Estimated failure rates; repair costs per unit; and service delivery costs

F. Acquired business net assets	Fair values

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values.

The valuation of the business net assets is determined using one or more valuation methods, including excess earnings, discounted cash flows, replacement cost, market value from published sources, and relief-from-royalty.

Projected income and cash flows; comparable market information Weighted average cost of capital Useful lives remaining

G. Stock-based Compensation Expense (allocated by department, with some expense capitalized to ending inventory)	Value of Stock-based Compensation	Calculating the fair value of stock compensation expense requires the input of multiple estimates, including forfeiture rate, volatility, and expected term to exercise.

The fair value of each option award is estimated on the grant date using the Black-Scholes model. Key assumptions input into the model include:

Expected term to exercise

Forfeiture rate

Volatility

Dividend yield

Risk-free interest rate

We have utilized historical volatility based on daily closing prices of our stock over periods that correlated with the expected term of the option. We have considered implied volatility from traded options of the company’s stock and extraordinary events that may impact historical volatility. The expected term of options is based on historical and expected exercise patterns, and on the terms and conditions of the options. We have calculated an expected forfeiture rate based upon historical data pertinent to our company, after due consideration for historical forfeiture experience that may not be reflective of that to be expected in the future.

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Revisions to any of the discussed estimates, or other non-critical items, could have a significant effect on our consolidated financial statements.

Adoption of New Accounting Pronouncements

The adoption of the following accounting pronouncements in the first quarter of 2006 did not have a material impact on our results of operations, financial condition, or cash flows:

•                  Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”;

•                  SFAS 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 20”;

•                  SFAS 154, “Accounting Changes and Error Corrections, which replaces APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”;

•                  Emerging Issues Task Force (“EITF”) Issue 05-06, “Determining the Amortization Period for Leasehold Improvements”; and

•                  FASB Staff Positions 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements.  In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for the implementation of SFAS 123R. On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R.  Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

We used the graded attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R.  Upon adoption of SFAS 123R on January 1, 2006, we adopted the straight-line attribution method to recognize expense for options granted after December 31, 2005.  The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of historical forfeitures, we have applied an annual forfeiture rate of 9% to all unvested options as of March 31, 2006.  This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Forfeited or otherwise cancelled options are returned to the pool of options authorized for issuance under our stock-based compensation plans. It is our policy to issue new shares, as opposed to treasury shares upon exercise or purchase under our stock-based compensation plans.

See Note 12 to the accompanying condensed consolidated financial statements on page 16.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140”

SFAS 155 was issued in February 2006 and will be effective for us in the first quarter of our 2007 fiscal year. Among other things, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We do not believe that the adoption of SFAS 155 will have a material impact on our financial statements.

Statement of Financial Accounting Standards No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140”

SFAS 156 was issued in March 2006 and will be effective for us in the first quarter of our 2007 fiscal year. SFAS 156 simplifies certain aspects of accounting for separately recognized servicing assets and liabilities and clarifies when to separately recognize servicing obligations. We do not believe that the adoption of SFAS 156 will have an impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are primarily exposed to market risk due to changes in interest rates and foreign currency fluctuations. These exposures are directly related to our normal operating and funding activities.

Currency Risk

As of December 31, 2005, we entered into foreign currency forward contracts to reduce the foreign currency exposure related to our anticipated acquisition of KIRK. Under the terms of the stock purchase agreement, the purchase price was to be payable in Danish Kroner at the closing. The forward contracts were not designated as accounting hedges and the carrying amount of the forward contracts was the fair value, which was determined by obtaining quoted market prices, and recognized as either assets or liabilities. Changes in fair value of forward contracts are recognized in other income (loss), net at the end of each period. In the first quarter 2006, we recognized a net realized gain of $0.2 million that was included in other income (expense) in the consolidated statements of operations, which was offset by the related unrealized losses recorded as of December 31, 2005, from the changes in the fair value of these forward contracts of $0.2 million.

KIRK enters into foreign currency contracts from time-to-time to reduce its exposure to foreign currency-denominated purchases. For the quarter ended March 31, 2006, gains from KIRK’s foreign currency contracts were insignificant.

We have not entered into any derivatives that qualify for hedge accounting treatment under SFAS 133.

Interest Rate Risk

Our  primary interest rate risk is related to our borrowings under our Credit Facility. We can borrow at the JP Morgan prime rate plus 1% or at the LIBO rate plus 2%. We borrowed $33.0 million under the Credit Facility as of December 31, 2005. As of March 31, 2006, we had $18.0 million outstanding under the Credit Facility. On March 3, 2006, we elected to base the variable interest rate of our Credit Facility on the Eurodollar rate, which is LIBO plus 2% (6.875%). Based upon borrowings outstanding at the end of March 2006, an increase in variable interest rates of 100 basis points would have an effect on the our annual results of operations and cash flows of approximately $0.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which, as applied to us, means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Interim Chief Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2006, and based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of March 31, 2006, our Chief Executive Officer and Interim Chief Financial Officer identified changes in our internal control over financial reporting during the three-month period ended March 31, 2006, that affected, or are reasonably likely to affect, our internal control over financial reporting, as noted in the following paragraphs.

The acquisition of KIRK occurred on January 3, 2006, and our KIRK business units will complete requirements under Internal Control over Financial Reporting Section 404 of the Sarbanes-Oxley Act of 2002 as of fiscal year ending 2006. This effort is in its earliest stages and we are not aware of any material weaknesses in internal control over financial reporting related to this acquired entity. We have added certain accounting processes and controls related to consolidation of these entities and foreign currency translation.

During the fiscal quarter ended March 31, 2006, we implemented new modules to our enterprise resource planning information systems. While the transition was smooth in most operational areas, we encountered general problems in the procure-to-pay process. To address the issues, we performed additional transaction review and more detailed control activities. The problems have since been rectified and, as indicated above, we have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

With the exception of the matters discussed above, there were no other changes in our internal control over financial reporting during the three-month period ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None

Item 1. A  RISK FACTORS

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I of this report. You should carefully consider the risks and uncertainties described below together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could affect our business, financial condition or results of operations.

•                                          We are subject to numerous risks associated with our recent acquisition of KIRK. On January 3, 2006, we acquired KIRK, a provider of on-site, wireless communications products, based in Denmark. As a result of the acquisition, KIRK became a wholly owned subsidiary of SpectraLink through its holding company SpectraLink Denmark ApS. Mergers and acquisitions of telecommunications companies are inherently risky, and no assurance can be given that our acquisition of KIRK or any other future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate KIRK and other acquired companies could also materially harm our business and operating results.

Difficulties in integrating the operations, technologies, products, and personnel of KIRK or any other acquired company could lead to the following:

•                  Diversion of management’s attention from normal daily operations of the business;

•                  The potential loss of key employees of KIRK or any other acquired company;

•                  Potential difficulties in completing projects associated with research and development due to uncertainty of combined product roadmap plans;

•                  Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•                  Initial dependence on unfamiliar supply chains or relatively small supply partners;

•                  Insufficient revenue to offset increased acquisition expenses;

•                  Assuming liabilities;

•                  Recording goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential  impairment charges;

•                  Experience an increase in the complexity of accounting issues and reporting requirements related to previously inapplicable accounting pronouncements, such as accounting polices related to foreign currency transactions;

•                  Experience possible delays in financial reporting and additional resources required to integrate ERP systems;

•                  Difficulties in managing and integrating internal financial control systems;

•                  Risks associated with a foreign company privately held becoming part of a U.S. public company;

•                  Risks associated with managing internal control systems in foreign subsidiaries;

•                  Economic risks in doing business in a foreign country;

•                  Incurring additional financial costs and personnel resources which may be required to timely comply on a consolidated basis with Section 404, “Management’s Internal Controls and Procedures for Financial Reporting” of the Sarbanes-Oxley Act of 2002;

•                  Be subject to the impacts of currency fluctuations;

•                  Incurring amortization expenses related to certain intangible assets;

•                  Incur large and immediate write-offs and restructuring and other related expenses; and

•                  Becoming subject to intellectual property or other litigation.

Risks related to new product development also apply to acquisitions. Please see the risk factor below entitled “If we are unable to develop and introduce new products and transition existing products and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer” for additional information.

•                  Our foreign operations are subject to economic, political and other risks that could adversely affect our revenue or financial position. Our business operations in Denmark, the United Kingdom, Australia and any other possible foreign operations in the future, could result in adverse financial consequences and operational problems not experienced in the United States. We anticipate that our revenue from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•                  changes in a specific country’s or region’s political or economic conditions;

•                  laws and regulations that restrict repatriation of earnings or other funds; and

•                  difficulty in recruiting trained personnel; and language and cultural differences.

In addition, we face risks associated with changes in foreign currency exchange rates. Due to the acquisition of KIRK, we will increase our exposure to foreign currency exchange rates and the risks associated therein. We have limited forward currency contracts but we have not historically engaged in any hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of changes in currency exchange rates.

•                  Our wholly-owned subsidiary, KIRK, has a fiscal calendar year end of April 30th, which is different than SpectraLink's fiscal year ending on December 31 which makes it difficult to predict revenue and expenses as the companies integrate their product sales targets and the sales forces are being integrated into new reporting structures. At the time of the acquisition of KIRK telecom on January 3, 2006, KIRK only reported revenue on an annual basis. Integrating with us now requires KIRK to report and focus its results on a quarterly basis which it has never done. In addition, as part of the integration process, certain sales and support personnel from  Kirk’s United States distribution sales and support subsidiary accepted employment with and direction from our Americas sales organization which could cause disruption and distraction from its sales and support efforts. Our personnel based in our two branch offices in the United Kingdom and Australia were similarly integrated on a reporting basis to KIRK management. The combination of new financial reporting requirements and management changes make it difficult to predict if revised financial targets will be met.

•                  Substantial leverage and debt service obligations may adversely affect us. In anticipation of the KIRK acquisition, we took on a substantial amount of indebtedness. As of March 31, 2006, we had approximately $18 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. All of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

Our substantial leverage could have significant negative consequences on our financial condition and results of operations, including:

•                  impairing our ability to meet one or more of the financial ratios contained in our credit facility agreement or to generate cash sufficient to pay interest or principal, which events could result in an acceleration of all or some of our outstanding debt as a result of cross-default provisions;

•                  increasing our vulnerability to general adverse economic and industry conditions;

•                  requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•                  limiting our ability to obtain additional debt or equity financing;

•                  requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

•                  limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

•                  placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

•                  Restrictive covenants in the Credit Facility could adversely affect our business by limiting flexibility. The Credit Facility contains restrictive covenants and requirements that we comply with certain leverage and other financial tests. These limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness, issuing preferred stock, engaging in various types of transactions, including mergers and sales of assets, and paying dividends, repurchasing our stock, and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing third-party product development, merger and acquisition or other opportunities.

•                  Our ability to generate continued market growth rates may require us to participate in industry consolidation. As part of our business strategy and the business environment in the telecommunications equipment industry in general, we may engage in further acquisitions or mergers with other companies, or individual product lines, technologies and/or personnel or become the target for a merger or acquisition. Our ability to take such actions may be constrained by the convenants in our Credit Facility.

•                  If we are unable to fulfill quarter end customer orders, then we could lose revenue and customers. The volume of customer orders for our products typically increases significantly at the end of each quarter. KIRK also has experienced uneven distribution of sales in any month, particularly in April, which is the last month of KIRK’s fiscal year end. We face significant challenges in meeting this demand. It is difficult to ensure that we have the resources available to meet any such increase in order volume since it is very difficult to predict what the level of demand will be. We may not have the personnel and/or systems necessary to fulfill the large order volume or the ability to upgrade and develop our systems and infrastructure to meet an increased order volume. If we are unable to meet demand from our customers for our products in a cost effective manner, then we might lose revenue and customers, or incur increased operating costs, either of which would harm our business.

•                  Many of the orders for our products are realized at the end of the quarter, which makes it difficult to forecast or adjust our operating activities quickly in response to an unexpected increase or decrease in customer demand. Due to the timing of orders from customers, we have often recognized a substantial portion of our revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products may, in the future, cause operating results to vary significantly from quarter to quarter. The demand for our products depends upon many factors and is difficult to forecast. Further, our acquisition of KIRK may make it more difficult for us to predict the demand in the mix for our products. Significant unanticipated fluctuations in demand could cause problems in our operations. The lead-time required to assemble our systems is often longer than the lead-time our customers provide to us for delivery of their product requirements. Therefore, we often must place orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have either too much or too little inventory of a particular product. Further, the business relationship which we have with Offshore Group to use a Mexico facility to assemble our products may not be able to provide product in a timely manner. The majority of the KIRK products are manufactured in Horsens, Denmark, and the manufacturing lines for SpectraLink product are located in Boulder, Colorado. Additionally, once we receive an order, it requires sufficient time to complete the configuration of our product to our customer’s individual phone systems.

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

•                  Our reliance on sole or limited sources of supply for many components and equipment used in our manufacturing process. We rely on sole or limited sources of supply for many components and equipment used in our manufacturing process. The delay, inability, or refusal of any of these suppliers to ship these components or equipment could interrupt our manufacturing process and ability to manufacture products in a timely manner to meet customer demand. The limited number of sources for many of these components may also prevent us from decreasing our reliance on certain suppliers and finding other sources at competitive prices. Unforeseen price increases by any of the sole or limited source suppliers could negatively impact product margins and our financial performance

•                  Because many of our current and planned products are or will be highly complex, they may contain defects or errors that are detectable only after deployment in complex networks and which, if detected, could have a negative effect on our business, operating results or financial condition. Many of our complex products can only be fully tested when deployed in “live” existing wireless networks. As a result, end-users may only discover defects or errors or experience breakdowns in their networks after the products have been deployed. If any of these products contain defects, or have reliability, quality or compatibility problems, our reputation might be damaged significantly and customers might be reluctant to buy our products. These defects could interrupt or delay sales. We may have to invest significant capital and other resources to correct these problems. If we fail to provide solutions to the problems, we will also incur product recall, repair, warranty or replacement costs. These problems might also result in claims against us by our customer or others. In addition, the occurrence of any defects or errors in these products could result in: failure to achieve market acceptance and loss of market share; cancellation of orders; difficulty in collecting accounts receivable; increased service and warranty costs in excess of our estimates; diversion of resources, and; increased insurance costs and other losses to our business or to end-users.

•                  If we experience product failure that indicates either manufacturing or design deficiencies, we may be required to recall units in the field and/or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such product failures, our business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. End-users have discovered errors in our products in the past and may discover errors in our products in the future. In addition, if our costs of remediation problems experienced by our customers exceed the expectations used in developing our warranty reserves, these costs may adversely affect our operating results. Consequently, our product failure could have a material adverse impact on our operations and financial results.

•                  Our ability to attract and retain personnel, including key technical and management personnel. Much of the future success of our company depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the wireless communications industry are in high demand and competition for their talents is intense. For example, we have appointed two chief financial officers within two years. There can be no assurance that we will be able to successfully retain and attract the key personnel we need. Many of our key personnel receive a total compensation package that includes stock options. In order to comply with changes to accounting principles generally accepted in the United States enacted by the Financial Accounting Standards Board and other agencies starting in the first quarter of 2006, we recorded a charge to earnings for employee stock option grants, employee stock purchase plans and other equity incentives. In addition, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur higher compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could have a material and adverse impact on our business.

•                  The risk of business interruption arising from our dependence on our manufacturing facilities located in Boulder, Colorado, and Horsens, Denmark, and the business relationship we have with Offshore Group to use a facility in Empalme, Sonora, Mexico which provides assembly services. We are highly dependent on our Boulder, Colorado, and Horsens, Denmark, manufacturing facilities, which is where the majority of our manufacturing and repair operations occur. We are also highly dependent upon our business relationship with Offshore Group to provide management services and an assembly facility located in Empalme, Sonora, Mexico. Any event that may disrupt or indefinitely discontinue any of the facilities’ capacity to manufacture, assemble and repair our products could greatly impair our ability to generate revenue, fulfill orders and attain financial goals. For instance, we may experience delays in the receipt of assembled product from the facility in Mexico should the border between the U.S. and Mexico close.

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

•                  implement emerging wireless standards or multiple emerging wireless standards quickly enough to satisfy market demands and without significant product redesign or the need to allocate additional resources to comply with multiple standards;

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

•                  Potential fluctuations in our future revenue, gross margins and operating results. We have experienced, and may in the future continue to experience, significant quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside our control. Among other things, these factors include:

•                  changes in customer, geographic or product mix, including mix of configurations within each product group;

•                  fluctuating market demand for, and declines in the average selling prices of, our products;

•                  the timing of, and/or delay of, significant orders from customers;

•                  seasonality in demand within our various sectors;

•                  increases in material or labor costs;

•                  excess inventory;

•                  obsolescence charges;

•                  changes in shipment volume;

•                  foreign currency fluctuations;

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

For example, historically we have not operated with a significant order backlog, and a substantial portion of our revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, our revenue expectations are based almost entirely on our internal estimates of future demand and not on firm customer orders. Further, our acquisition of KIRK may make it more difficult for us to predict demand for our products. Planned expense levels are relatively fixed in the short-term and are based in large part on these estimates, and if orders and revenue do not meet expectations, our revenue, gross margins and operating results could be materially adversely affected.

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

•                  We are dependent on indirect sales channels for most of our revenue. A significant portion of our revenue is derived from a variety of third-party business partners, including OEMs, distributors and resellers. During the three months ended March 31, 2006, sales of our products through our indirect distributors accounted for 44.4% of our product revenue and 37.7% of product revenue was contributed by our OEM partners. Our contracts with third party business partners do not require those partners to purchase minimum quantities of our products or services. In fact, some of our third party business partners also offer the products of some of our competitors. In addition, our OEM agreements do not restrict an OEM from acquiring products from a third party or independently developing products and services that would directly compete with us. We cannot guarantee that any of our third party business partners will continue to market our products or devote significant resources to doing so. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third party business partners in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third party business partners and our business, and result in decreased sales through third party business partners or threatened or actual litigation. If our third party business partners do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party business partners have confidential information concerning our products and services, product release schedules and sales, marketing and third-party reseller operations. Although we have nondisclosure agreements with our third-party business partners, we cannot guarantee that any third-party business partner would not use our confidential information to compete with us. Furthermore, since we have experienced lower gross margins related to sales to our OEM partners, we may experience lower gross margins in the future if sales to our OEM partners become a larger percentage of product sales. Our success depends in part upon our ability to maintain and expand these relationships. The loss of any major partner, the failure to attract new partners or inability to maintain the current level of revenue from our existing partners could have an adverse effect on our business, operating results and financial condition.

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

•                  The market for DECT or SpectraLink proprietary technology may decline. If the market adoption of  802.11 standards are faster than anticipated, it may affect sales of KIRK’s DECT technology and SpectraLink’s Link wireless telephone systems. Sales of our Link product have generally been flat in recent years. DECT solutions could face the same competition and cause a downward trend in our sales growth and our overall gross margin.

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

•                  We might not be able to execute on our business plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely, or if new members of our management team fail to work effectively together. Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others have been promoted within, or have joined, senior management roles recently. For example, effective May 31, 2005, Gary Bliss, our Executive Vice President of Engineering, retired from his position. In October 2005, Masood Gahari was hired as our Executive Vice President of Engineering and Chief Technology Officer. Also, effective April 10, 2006, David Rosenthal, our Executive Vice President of Finance and Administration, Chief Financial Officer, Corporate Secretary and Treasurer resigned from his position. On April 17, 2006, Ernest J. Sampias accepted the position of Executive Vice President of Finance and Administration, Chief Financial Officer, Corporate Secretary and Treasurer. In addition, during the last two years, three of the five executive officers were either new to the Company or were promoted. Our success depends in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. Excepting Ole Lysgaard Madsen, President and Managing Director of KIRK in Denmark, we have no employment contracts for our executive officers, and do not maintain key person insurance on any of our executive officers. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors, and could experience a loss in productivity while any such successor develops the necessary training and experience.

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

•                  If we are unable to cross-sell the SpectraLink and KIRK products to each other’s channels, we may not realize the value expected from the acquisition. We acquired KIRK to extend market presence in workplace wireless telephony by adding another technology standard offering and provide a platform for international growth. If we do not successfully add each other’s products to our product offerings, we will not add incremental growth nor realize the effects of leveraging KIRK’s distribution channels, causing less than expected revenue growth.

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

•                  We face increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for our systems include product functions and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, network and application integration capabilities, distribution channels, and the effectiveness of marketing and sales efforts. Most of our competitors have significantly greater financial, technical, research and development, and marketing resources than us. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us. In addition, mature DECT-standard based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S. which is our largest market and may be lower-priced than the Link and NetLink offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their 802.11b wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, who provides 802.11b wireless infrastructure and wireless telephones. Because we focus on wireless on-premises telephone communications, we cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that we will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with our wireless telephone system. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full function provided by our wireless telephone systems.

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

•                  Changes in securities laws and regulations have increased our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, has required changes in some of our corporate governance, public disclosure and compliance practices. The Act also required the SEC to implement additional new rules on a variety of subjects. In addition to rules made by the SEC, the Nasdaq National Market has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. These developments have increased our legal and financial compliance costs, and make some activities, like SEC reporting obligations, more expensive and difficult. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and are continuing to estimate the timing and magnitude of additional costs we may incur as a result. In addition, we will need to document, test and audit KIRK’s operations prior to year-end in 2006, which may be difficult and expensive.

•                  The historic volatility of our stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 3-month period ended March 31, 2006, the closing price of our common stock has ranged from a high of $13.83 per share to a low of $11.90 per share. Many factors could cause the market price of our common stock to fluctuate, including:

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

Item 6.           Exhibits

(a) Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Exhibit Title
4.1	Restated Certificate of Incorporation (incorporated by reference to Form S-8, filed April l3, 2006).
10.1**	Service Agreement, dated January 3, 2006, between SpectraLink and Ole Lysgaard Madsen (incorporated by reference to Form 8-K, filed January 4, 2006).
10.2**	SpectraLink 2006 Equity Incentive Plan (incorporated by reference to the Definitive Proxy filed on April 3, 2006).
10.3**	2006 Employee Stock Purchase Plan (incorporated by reference to the Definitive Proxy filed on April 3, 2006).
10.4**	2006 International Employee Stock Purchase Plan (incorporated by referenced to Definitive Proxy filed on April 3, 2006).
10.5**†	Severance agreement between SpectraLink Corporation and David Rosenthal.
10.6**†	Form of Change of control and severance agreements between SpectraLink Corporation and John Elms, Masood Garahi, John Kelley, Jill Kenney, Leah Maher, Gary Mead and Ernest Sampias.
10.7†	Waiver and Second Amendment to Credit Agreement, dated March 28, 2006.
31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification by Carolyn Smyth pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 †*	Certification by Carolyn Smyth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed or furnished herewith.

*In accordance with SEC Release No. 33-8238, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission, and are not incorporated by reference in any filing of SpectraLink Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**Indicates a management control or compensatory plan arrangement.

Exhibits filed with SpectraLink’s 2005 Form 10-K constitute those exhibits currently required to be on file. The reader should refer to the 2005 Form 10-K under Part IV, Item 15, for a list of those exhibits.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

Date: May 15, 2006	By:	/s/ CAROLYN A. SMYTH
Carolyn A Smyth
Interim Chief Financial Officer and
Principal Accounting
Officer and on behalf of the Registrant

Date: May 15, 2006	By:	/s/ JOHN H. ELMS
John H. Elms
President and Chief Executive Officer

Exhibit Index

Exhibit Number	Exhibit Title
4.1	Restated Certificate of Incorporation (incorporated by reference to Form S-8, filed April l3, 2006).
10.1**	Service Agreement, dated January 3, 2006, between SpectraLink and Ole Lysgaard Madsen (incorporated by reference to Form 8-K, filed January 4, 2006).
10.2**	SpectraLink 2006 Equity Incentive Plan (incorporated by reference to the Definitive Proxy filed on April 3, 2006).
10.3**	2006 Employee Stock Purchase Plan (incorporated by reference to the Definitive Proxy filed on April 3, 2006).
10.4**	2006 International Employee Stock Purchase Plan (incorporated by referenced to Definitive Proxy filed on April 3, 2006).
10.5**†	Severance agreement between SpectraLink Corporation and David Rosenthal.
10.6**†	Form of Change of control and severance agreements between SpectraLink Corporation and John Elms, Masood Garahi, John Kelley, Jill Kenney, Leah Maher, Gary Mead and Ernest Sampias.
10.7†	Waiver and second amendment to credit agreement, dated March 28, 2006.
31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification by Carolyn Smyth pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 †*	Certification by Carolyn Smyth pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Filed or furnished herewith.

*In accordance with SEC Release No. 33-8238, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission, and are not incorporated by reference in any filing of SpectraLink Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**Indicates a management control or compensatory plan arrangement.

Exhibits filed with SpectraLink’s 2005 Form 10-K constitute those exhibits currently required to be on file. The reader should refer to the 2005 Form 10-K under Part IV, Item 15, for a list of those exhibits.