Form 10-Q
period 2006-06-30
SPECTRALINK CORP
filed 2006-08-09
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Yes ☐   No ☒

Applicable only to corporate issuers:

As of July 31, 2006, there were 19,344,599 shares outstanding of SpectraLink Corporation’s Common Stock - par value per share $0.01.

SPECTRALINK CORPORATION AND SUBSIDIARIES

Part I-Financial Statements

Item I. Condensed Consolidated Financial Statements

SpectraLink Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,855	$16,703
Cash held in escrow for acquisition (Note 2)	—	55,148
Investment in marketable securities - current	10,564	14,088
Trade accounts receivable, net of allowance of $342 and $343, respectively	24,843	22,574
Inventories:
Raw materials	11,537	4,783
Work in progress	563	5
Finished goods	7,493	4,727
Less allowance for obsolete inventory	(716)	(575)
Total inventories	18,877	8,940
Deferred income taxes	1,716	1,626
Prepaids and other	2,028	1,201
Total current assets	63,883	120,280

Property and equipment, net of accumulated depreciation of $12,556 and $11,110, respectively	13,639	8,422
Intangible assets, net of accumulated amortization of $2,525 and $272, respectively	31,970	318
Goodwill	24,298	—
Other non-current assets	709	1,772
Total assets	$134,499	$130,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,418	$1,478
Accrued payroll, commissions and employee benefits	6,176	4,500
Other accrued expenses and liabilities	5,454	6,380
Deferred revenue—current portion	10,409	7,503
Current portion long-term debt	6,000	15,000
Total current liabilities	34,457	34,861

Long-term debt	11,050	18,050
Long-term deferred tax liabilities	8,887	—
Other long-term liabilities	892	900
Total liabilities	55,286	53,811
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 24,077 and 23,838 shares issued, respectively, and 19,345 and 19,106 shares outstanding, respectively	241	238
Additional paid-in capital	85,884	81,751
Retained earnings	30,022	32,383
Other comprehensive income	457	—
Treasury stock, 4,732 shares, at cost	(37,391)	(37,391)
Total stockholders’ equity	79,213	76,981

Total liabilities and stockholders’ equity	$134,499	$130,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectraLink Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and

Other Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales:
Product sales	$27,734	$16,614	$54,802	$32,070
Service sales	7,605	5,497	14,506	10,629
Net sales	35,339	22,111	69,308	42,699

Cost of sales:
Cost of product sales	11,277	4,669	22,306	9,218
Cost of service sales	3,925	2,959	7,444	5,713
Total cost of sales	15,202	7,628	29,750	14,931

Gross profit	20,137	14,483	39,558	27,768

Operating expenses:
Research and development	5,835	2,489	11,641	4,946
Marketing and selling	8,960	6,508	17,603	12,563
General and administrative	3,788	1,519	7,796	3,079
Acquired in-process research and development	—	—	2,021	—
Amortization of intangible assets	1,130	28	2,255	50
Total operating expenses	19,713	10,544	41,316	20,638

Income (loss) from operations:	424	3,939	(1,758)	7,130
Other (expense) income, net
Interest (expense) income, net	(182)	393	(977)	744
Other (expense) income, net	(105)	(53)	136	(105)
Total other (expense) income, net	(287)	340	(841)	639

Income (loss) before income taxes	137	4,279	(2,599)	7,769
Income tax (expense) benefit	(55)	(1,626)	238	(2,952)
Net income (loss)	$82	$2,653	$(2,361)	$4,817

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$290	$—	$509	$—
Unrealized gain (loss) on available for sale securities	23	—	(52)	—
Comprehensive income (loss)	$395	$—	$(1,904)	$—

Basic earnings (loss) per share	$—	$0.14	$(0.12)	$0.25

Basic weighted average shares outstanding	19,340	19,040	19,240	19,130

Diluted earnings (loss) per share	$—	$0.14	$(0.12)	$0.25

Diluted weighted average shares	19,480	19,230	19,240	19,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectraLink Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$(2,361)	$4,817
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,104	819
Acquired in-process research and development	2,021	—
Income tax benefit from the exercise of stock options	—	475
Deferred income taxes	(874)	28
Stock-based compensation	1,709	—
Changes in current assets and liabilities, net of effects of acquiring subsidiary	375	2,592
Net cash provided by operating activities	4,974	8,731

Cash flows from investing activities:
Cash expended to acquire business, net of cash acquired and escrow released to sellers (Note 2)	(3,662)	—
Acquisition costs (Note 2)	(1,349)	—
Purchases of property and equipment	(5,005)	(1,497)
Sales (purchases) of investments in marketable securities, net	7,742	(6,323)
Other	(9)	—
Net cash used in investing activities	(2,283)	(7,820)

Cash flows from financing activities:
Principal payments under long-term borrowings	(16,000)	(16)
Proceeds from issuances of stock under stock plans	2,080	2,204
Dividends paid	—	(3,865)
Income tax benefit from the exercise of stock options	283	—
Purchases of treasury stock	—	(4,995)
Net cash used in financing activities	(13,637)	(6,672)

Decrease in cash and cash equivalents	(10,946)	(5,761)
Cash and cash equivalents, beginning of period	16,703	14,625
Effect of exchange rate changes on cash and cash equivalents	98	—
Cash and cash equivalents, end of period	$5,855	$8,864

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

In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006. The financial statements should be read in conjunction with the audited financial statements and notes thereto as of, and for the year ended, December 31, 2005, which are included in SpectraLink’s Annual Report on Form 10-K. Except as discussed in Note 3, the accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in SpectraLink’s annual financial statements.

The December 31, 2005, condensed balance sheet data was derived from audited financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The Company’s foreign operating subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Revenue, expenses, and cash flows are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in comprehensive income (loss) within stockholders’ equity. Realized and unrealized transaction gains and losses resulting from the remeasurement of non-functional currency financial instruments are included in the determination of net income (loss). Net transaction gains for the three and six months ended June 30, 2006, were insignificant.

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

Revenue Recognition and Deferred Revenue

We derive our revenue principally from the sale of products and/or services for wireless telephone systems. For multiple element arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. We recognize revenue on each element of an arrangement when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. Revenue from product sales is recorded upon transfer of title, which is generally upon shipment of product. Revenue is deferred if there are significant post delivery obligations, if collection is not reasonably assured at the time of sale, or if the fee is not fixed or determinable. When significant post delivery obligations exist, revenue is deferred until such obligations are fulfilled. We offer products and services such as installation, support, education and training, maintenance and extended warranty coverage. Revenue from installation and training services are deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement. We recognize amounts billed to customers for shipping and handling costs as revenue when the related products are shipped. Costs of shipping and handling are included in cost of sales.

Change in Fiscal Year

On May 16, 2006, the Board of Directors authorized our management to decide whether to change our fiscal reporting year-end from December 31 to January 31. On May 22, 2006, our management made the decision to change our fiscal year-end from December 31 of each year to January 31 of each year.  We believe that this change in our fiscal year will help align the seasonal patterns of demand in our business with our reporting cycle, and better align the Company’s sales with those of our key customers and vertical markets, notably the retail market and our distribution channels.  We have elected to report information with respect to the one month transition period beginning on January 1, 2007, and ending on January 31, 2007, on our Form 10-Q for the quarter ending April 30, 2007, pursuant to Rule 13A-10(D). The first changed fiscal year shall be from February 1, 2007, to January 31, 2008.

2.  Acquisition of KIRK telecom A/S

On January 3, 2006, pursuant to a stock purchase agreement dated December 12, 2005, SpectraLink acquired KIRK from the stockholders of KIRK by purchasing 100% of its outstanding common stock. KIRK is a manufacturer of onsite wireless communications products based in Denmark. The purchase price for the transaction was approximately 389 million Danish Kroner or approximately U.S. $62 million, which was paid in cash, and approximately $2 million of acquisition costs.  We funded the acquisition price with approximately $31 million of our own cash and funds provided by a credit facility (Note 9). We escrowed $55.1 million in December 2005, which was released to the selling shareholders on January 3, 2006, along with an additional $6.9 million.

Reasons for the Acquisition

With the addition of KIRK’s DECT-based products, we now offer a complete product portfolio that incorporates all major enterprise wireless voice technologies: Wi-Fi, DECT and proprietary systems. The acquisition of KIRK also significantly increases our international reach and augments our distribution channels and geographical market penetration, further extending our leadership in workplace wireless telephony. Furthermore, the acquisition enables us to compete in new small to medium business markets in the Americas with KIRK’s DECT products.

Pro Forma Results

The results of KIRK have been included in the consolidated financial statements since January 3, 2006.  The following pro forma information shows the results of our operations, as if the acquisition had occurred at the beginning of each period presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Actual)	(Pro forma)	(Actual)	(Pro forma)
	(In thousands, except per share amounts)
Net sales	$35,339	$31,864	$69,308	$61,628
Pretax income (loss)	137	3,965	(2,599)	3,933
Net income (loss)	82	2,331	(2,361)	1,503
Net income (loss) per common share:
Basic	$—	$0.12	$(0.12)	$0.08
Diluted	$—	$0.12	$(0.12)	$0.08

We reported in our Form 8-K/A filed on March 17, 2006, that the functional currency for our Danish holding company would be the Danish Krone based upon the expectations we had at that time of the future activities of the holding company. Upon further review, we have concluded that the holding company will be used solely for the purpose of holding our investment in KIRK and the functional currency for the holding company will be U.S. Dollars.

Preliminary Purchase Accounting

Using the most currently available information and subject to finalization, the following represents the preliminary allocation of the aggregate purchase price to the net assets of KIRK acquired on January 3, 2006, (in thousands).

Total current assets	$17,194
Property and equipment	1,949
Amortizable intangible assets	33,992
In-process research and development	2,021
Goodwill	24,298
Other assets	160
Total assets acquired	79,614
Total liabilities assumed	(6,148)
Deferred taxes	(9,748)
Net assets acquired	63,718
Less: Acquisition costs paid or accrued	(1,885)
Amount paid in cash, including the release of $55,148 of escrowed funds	$61,833

Identifiable intangible assets acquired on January 3, 2006, represents technology owned by KIRK plus other identifiable intangible assets such as acquired contractual relationships which are subject to amortization over various periods of time, using methods which approximate the periodic decreases in value, with the weighted average amortization period being 8 years. Since these assets are deductible for financial reporting purposes but not tax purposes, a deferred tax liability was recorded as of the acquisition date. Future estimated amortization expense is shown in Note 7. The following table summarizes the identifiable intangible assets:

	Estimated Fair Value	Useful Life
	(In thousands)	(Years)
Existing technology	$17,139	5-8
Core technology	6,939	8
Customer relationships	7,686	7-11
FCC licenses	334	8
Trade name	1,703	11
Order backlog	191	—
	$33,992

In addition, we acquired approximately $2.0 million of in-process research and development from KIRK. In-process purchased research and development (IPRD) represents research and development regarding internet protocol technology development efforts which had not reached technological feasibility and have no alternative future use as of the acquisition date. IPRD was expensed in accordance with Financial Accounting Standards Board Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

Goodwill was initially allocated to our KIRK segment (see Note 5) and will not be tax deductible. Management is currently evaluating potential integration activities that could impact our future financial reporting. Significant outstanding items include: evaluation of our organization structure, decisions on transfer pricing and allocation of goodwill among our segments.

The valuation of intangible assets was determined using the excess earnings method, replacement cost approach, or relief-from-royalty approach, depending upon the type of asset. KIRK’s net tangible assets were initially valued at their respective carrying amounts, however, valuation is not complete. Completion is expected in the third quarter of 2006.

3.  Adoption of New Accounting Pronouncements

The adoption of the following accounting pronouncements in the first half of 2006 did not have a material impact on our results of operations, financial condition, or cash flows:

•                  Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”;

•                  SFAS No. 153, “Exchanges of Nonmonetary Assets”;

•                  SFAS No. 154, “Accounting Changes and Error Corrections, which replaces APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”;

•                  Emerging Issues Task Force (“EITF”) Issue 05-06, “Determining the Amortization Period for Leasehold Improvements”; and

•                  FASB Staff Positions 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental guidance for the implementation of SFAS 123R. On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R.  Under this transition method, compensation cost recognized in the first half of 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of historical forfeitures, we have applied an annual forfeiture rate of 9% to all unvested options as of June 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Forfeited or otherwise cancelled options are returned to the pool of options authorized for issuance under our stock-based compensation plans. It is our policy to issue new shares, as opposed to treasury shares upon exercise or purchase under our stock-based compensation plans. See Note 12.

4.                                      Recently Issued Accounting Pronouncements

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.

FIN 48 was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 also presecribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only income tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  We have not yet quantified the effect of adoption of FIN 48, which we expect to be after our year ending December 31, 2006.

SFAS No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140”

SFAS 155 was issued in February 2006 and will be effective for us after our year ending December 31, 2006. Among other things, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We do not believe that the adoption of SFAS 155 will have a material impact on our financial statements.

SFAS No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140”

SFAS 156 was issued in March 2006 and will be effective for us after our year ending December 31, 2006. SFAS 156 simplifies certain aspects of accounting for separately recognized servicing assets and liabilities and clarifies when to separately recognize servicing obligations. We do not believe that the adoption of SFAS 156 will have an impact on our financial statements.

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

During the first half of 2006, we operated our business across two operating segments, based on the legal structures of SpectraLink and KIRK. Prior to the fiscal year 2006, and the acquisition of KIRK, we operated as one segment. As discussed in Note 2, management is reviewing the structure of the Company and may modify our segment structure in the ensuing quarters.

The SpectraLink segment primarily consists of our Americas operations and corporate activities, including global corporate support functions, such as executive offices, legal, finance and treasury. The SpectraLink segment also includes branch sales and support personnel located in the United Kingdom and Australia.

The KIRK segment is comprised of the operations and corporate activities of KIRK acquired on January 3, 2006 (See Note 2). KIRK designs, manufactures and sells wireless onsite adjunct communication solutions. KIRK also includes two subsidiaries: KIRK telecom, Inc., which in 2005 was a distribution sales and support subsidiary in the United States; and KIRK scantel A/S, which designs, contract manufactures and sells wired and wireless telephones under the KIRK brand name to the residential market, primarily in the Scandinavian countries.

We had one customer in the first half of 2006 from which revenue exceeded 10% of our consolidated net revenue. Both segment results include sales from this customer, which totaled $5.2 million and $10.7 million for the three and six months ended June 30, 2006, respectively. We had no customers representing greater than 10% of revenues in the comparable 2005 period.

The following summarizes our results and total assets by segment (in thousands):

Three months ended:	SpectraLink	KIRK	Eliminations (1)	Total
June 30, 2006
Revenue	$27,116	$8,501	$(278)	$35,339
Income (loss) from operations	1,488	(912)	(152)	424
June 30, 2005
Revenue	$21,111	—	—	21,111
Income from operations	3,939	—	—	3,939

Six months ended:
June 30, 2006
Revenue	$53,435	$16,151	$(278)	$69,308
Income (loss) from operations	2,944	(4,550)	(152)	(1,758)
June 30, 2005
Revenue	42,699	—	—	42,699
Income from operations	7,130	—	—	7,130

Assets as of June 30, 2006 (2):	$64,909	$69,590	$—	$134,499
Assets as of December 31, 2005:	130,792	—	—	130,792

(1) Sales commenced between segments in the second quarter of 2006.

(2) Intercompany balances have been eliminated.

6.  Earnings Per Share

Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings per share is determined by dividing the net income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents as determined utilizing the treasury stock method.  Potentially dilutive common stock options, totaling 3.1 million and 1.9 million for the three months ended June 30, 2006 and 2005, respectively, and 2.7 million and 1.4 million for the six months ended June 30, 2006 and 2005, respectively, were excluded from the calculation because they were anti-dilutive.  Weighted average options and rights to purchase 0.2 million shares of common stock were excluded from the diluted share calculation for the six months ended June 30, 2006, as their effect would have been anti-dilutive as a result of the net loss for the period.  In accordance with debt covenants, we have not declared dividends in the six months ended June 30, 2006.  See Note 9.  A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Three months ended June 30,
	(In thousands, except per share amounts)
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$82	19,340	$—	$2,653	19,040	$0.14
Effect of dilutive securities:
Stock purchase plan	—	62	—	—	10	—
Stock options outstanding	—	78	—	—	180	—
Diluted EPS—	$82	19,480	$—	$2,653	19,230	$0.14

	Six months ended June 30,
	(In thousands, except per share amounts)
	2006			2005
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$(2,361)	19,240	$(0.12)	$4,817	19,130	$0.25
Effect of dilutive securities:
Stock purchase plan	—	—	—	—	22	—
Stock options outstanding	—	—	—	—	328	—
Diluted EPS—	$ (2,361)	19,240	$ (0.12)	$ 4,817	19,480	$ 0.25

7.   Goodwill and Other Intangibles

The following table presents details of our intangible assets, other than goodwill, as of June 30, 2006:

	Useful Life	Gross Amount	Accumulated Amortization	Net
	(Years)		(In thousands)
International and domestic licenses	1-5	$997	$352	$645
Patents and technology	5-8	24,077	1,768	22,309
Customer relationships	7-11	7,685	332	7,353
Other	11	1,736	73	1,663
Total		$34,495	$2,525	$31,970

The following table presents details of our intangible assets, as of December 31, 2005:

	Useful Life	Gross Amount	Accumulated Amortization	Net
	(Years)		(In thousands)
International licenses	1-5	$589	$272	$317
Other	Indefinite	1	—	1
Total		$590	$272	$318

The estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In thousands)
2006 (remaining)	$2,258
2007	4,810
2008	4,646
2009	4,412
2010	4,124
Thereafter	11,686
$31,936

Amortization expense of intangible assets was $1.1 million and $2.3 million for the three and six months ended June 30, 2006, respectively, and insignificant for the comparable periods in 2005.

As a result of acquiring KIRK (Note 2), we initially allocated $24.3 million to goodwill , which was completely allocated to our KIRK segment at June 30, 2006. As we are finalizing the valuation of certain assets and liabilities acquired with KIRK, goodwill and other intangible asset allocations are subject to change. See Note 2 for the detailed listing of values assigned to KIRK intangibles and goodwill.

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

We are exposed to foreign currency exchange risk in the normal operation of our business. Our primary currency risks result from our investment in KIRK, which is a Danish Krone functional currency business, and through KIRK purchases denominated in U.S. Dollars and Euros. To mitigate this risk, we purchase forward currency contracts. Forward currency contract activity was insignificant in the first half of 2006.

9.             Debt

Debt consisted of the following:

	As of:
	June 30, 2006	December 31, 2005
	(in thousands)
Term loan payable to bank, quarterly principal installments of $1.25 million beginning on March 31, 2006, with final maturity in December 2008; variable quarterly interest payments, (interest at 8.25 % as of December 31, 2005), collateralized by substantially all assets of the Company	$—	$15,000

Term loan payable to bank, quarterly principal installments of $1.25 million beginning on September 30, 2006, with final maturity in June 2008; variable quarterly interest payments, (interest at 9.25% as of June 30, 2006), collateralized by substantially all assets of the Company	10,000	—

Revolving line of credit, principal due and payable in December 2008, variable quarterly interest payments at 7.38% and 8.25% as of June 30, 2006, and December 31, 2005, respectively, collateralized by substantially all assets of the Company	7,050	18,050

Total Long-Term Debt	$17,050	$33,050
Less: Current Portion of Long-Term Debt	(6,000)	(15,000)
Total Non-current Long-Term Debt	$11,050	$18,050

On December 9, 2005, we entered into a credit facility (the “Credit Facility”) with a group of banks, led by JP Morgan, to provide funds for the acquisition of KIRK in 2006 (Note 2). The Credit Facility consisted of a three-year term loan of $15.0 million and a revolving line of credit commitment for borrowings up to $25.0 million of which $20.0 million was available prior to July 1, 2006 that also matures in three years.  As of March 28, 2006, we repaid the original term loan in its entirety, and $0.3 million of related debt issuance costs were expensed immediately.  Effective June 30, 2006, we borrowed $10.0 million as a new term loan under our Credit Facility which we used to reduce our revolver balance.

We can borrow under the remaining revolving line of credit and the new term loan at either the JP Morgan Prime rate plus 1% or at a LIBO rate plus a spread determined by our leverage ratio, which was 2% at June 30, 2006.  At June 30, 2006, the Company’s interest rate on the revolving line of credit was based upon LIBO plus 2% (7.38%). At December 31, 2005, our interest was based upon the JP Morgan prime plus 1% (8.25%). The initial interest rate for the new term loan was set at 9.25% and converted to 7.44% on August 7, 2006.  The amount available for borrowings under the revolving line of credit are determined based on the borrowing base calculation as defined in the Credit Facility beginning with the month ended June 2006. As of June 30, 2006, approximately $9.0 million was available for additional borrowings under the line of credit. We are obligated to pay annual commitment fees of up to a maximum of 0.5% of the unused amount of the revolving credit line. Amounts due under the Credit Facility are secured by a first security interest in substantially all of the Company’s assets.

The new term loan must be repaid in quarterly installments of $1.25 million, beginning on September 30, 2006, and can be prepaid without penalty.   The revolving line of credit may also be prepaid at any time without penalty.  We prepaid $1.0 million of the revolving line of credit balance in the second quarter of 2006. It is management’s intention to prepay $1.0 million of the outstanding line of credit with funds available in addition to the term loan installments over the next twelve months. Therefore, $6.0 million of our total debt balance has been classified as current as of June 30, 2006.

Under the Credit Facility, we are required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements related to consolidated net worth, a quarterly leverage ratio and a quarterly fixed charge ratio. The Credit Facility also limits our ability to: enter into secured and unsecured borrowing arrangements, issue dividends to stockholders (the Company was permitted to pay a dividend in December 2005), repurchase our stock, acquire and dispose of businesses, and issue additional shares of our stock, among other requirements, as defined in the Credit Facility. We were in compliance with all covenants related to the Credit Facility at June 30, 2006, and as of the date of this report.

Future maturities of long-term debt (reflecting contractual maturities and management’s intent) are as follows as of June 30, 2006:

2006 (remaining)	$2,500
2007	6,000
2008	8,550
$17,050

10.          Income Taxes

Our second quarter 2006 effective tax rate was 41%, compared to 38% in the second quarter of 2005.  Our first quarter 2006 results included a nondeductible in-process research and development write-off which is considered a discrete item for purposes of calculating our effective tax rate, and which caused our six month effective tax rate to drop to 9%, compared to 38% in the first half of 2005. In addition to the discrete item, our 2006 effective tax rate is impacted by the mix of domestic versus foreign taxable income and the absence of the research and development tax credit thus far in 2006.  In light of these factors, we have estimated an effective tax rate for the year of approximately 41%.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are numerous transactions for which the ultimate tax outcome is uncertain. Additionally, our income tax provision is based on calculations and assumptions that are subject to examination by many different tax authorities. We adjust our income tax provision in the period it is probable that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

As discussed in Note 2, we formed a Danish holding company, SpectraLink Denmark, ApS, in December of 2005, for the purposes of acquiring KIRK. Under the accounting guidance of APB 23 and SFAS 109, we have elected to treat the holding company’s earnings as permanently reinvested.

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

	Three months ended June 30,
	2006	2005
	(In thousands)

Beginning Balance, Accrued Product Warranty and Service	$1,864	$908
Additions to the accrual for product warranties	195	151
Reductions for incurred warranty charges	(412)	(259)
Other	(92)	—
Ending Balance, Accrued Product Warranty and Service	$1,555	$800

	Six months ended June 30,
	2006	2005
	(In thousands)

Beginning Balance, Accrued Product Warranty and Service	$947	$901
Warranty reserves assumed in acquisition of KIRK (Note 2)	459	—
Additions to the accrual for product warranties	860	405
Reductions for incurred warranty charges	(711)	(506)
Ending Balance, Accrued Product Warranty and Service	$1,555	$800

Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, “Accounting for Contingencies”, as interpreted by FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

Legal Proceedings

We are not presently a party to any material pending legal proceedings of which we are aware.

12.          Stock-Based Compensation

We have two equity incentive plans for which we recognize expense under SFAS 123R:   the 2000 Stock Option Plan (the “Option Plan”) and the Employee Stock Purchase Plan (the “ESPP”).   On May 23, 2006, our stockholders approved new equity incentive plans, which will be effective when the terms and conditions of the equity incentive offerings under the new plans are approved by the Compensation Committee of the Board of Directors.   The new incentive plans are the 2006 Equity Incentive Plan, the 2006 Employee Stock Purchase Plan, and the 2006 International Employee Stock Purchase Plan. Effective with the stockholder approval, no further options have been granted under the 2000 Option Plan.

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

Stock options outstanding at June 30, 2006, changes during the first half of 2006, and shares available for grant under all of the Company’s plans are presented below:

	Shares available for grant	Outstanding options	Weighted- average exercise price, per common share	Remaining contractual life, in years	Aggregate intrinsic value
	(in thousands)	(in thousands)
Outstanding as of December 31, 2005	2,872	3,116	$13.64
Authorized	—	—	—
Granted	(633)	633	$12.50
Exercised	—	(162)	$9.18
Forfeited/expired	38	(38)	$12.87

Outstanding as of March 31, 2006	2,277	3,549	$13.65
Authorized	—	—	—
Granted	(113)	113	$10.58
Exercised	—	(19)	$4.53
Forfeited/expired	78	(78)	$12.15

Outstanding as of June 30, 2006	2,242	3,565	$13.63	7.93	$209,606

Exercisable at June 30, 2006		2,263	$14.32	7.18	$184,279

The weighted-average grant date fair value of options granted was $6.50 and $7.82 during the second and first quarters of 2006, respectively. The total intrinsic value of options exercised during the first half of 2006 was $0.3 million.

As of June 30, 2006, there was $6.0 million of total unrecognized compensation cost from share-based compensation granted under the Option Plan, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.6 years.

We selected the Black-Scholes option-pricing model as the most appropriate valuation method for our awards.  The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants. Note that for 2006 grants under the Option Plan, we have separated the optionees into three groups:  Non-employee directors, Executives, and Management/Staff. We have determined that the exercise behavior of the three groups is distinct and, therefore, the assumptions are different for purposes of valuing their options using the Black-Scholes model. Volatility for the three groups is estimated to be approximately 69%. The risk-free interest rate and expected terms (net of forfeitures) is 5.09% and 5 years, respectively, for all groups and the dividend yield is 0%.

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

We do not separate our employees into groups for purposes of valuing the ESPP awards. The assumptions we used in 2006 to value these awards were as follows:  Interest rate –4.3%; Dividend yield – 0%; Expected term – 6 months; Volatility –41%. At June 30, 2006, there was $40,000 of total unrecognized compensation cost related to our ESPP, which will be recognized over the remaining offer period, through August 15, 2006.

The following table sets forth the total stock-based compensation expense resulting from stock-based compensation included in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended June 30, 2006
	Option Plan	ESPP
Cost of product and service revenue	$22	$3
Research and development	193	18
Selling and marketing	129	12
General and administrative	478	87
Stock-based compensation expense before income taxes	822	120
Income tax benefit	(339)	(49)
Total stock-based compensation expense after income taxes	$483	$71
Basic and diluted cost per share	$0.02	$—

	Six months ended June 30, 2006
	Option Plan	ESPP
Cost of product and service revenue	$74	$17
Research and development	379	45
Selling and marketing	214	41
General and administrative	847	92
Stock-based compensation expense before income taxes	1,514	195
Income tax benefit	(623)	(80)
Total stock-based compensation expense after income taxes	$891	$115
Basic and diluted cost per share	$0.05	$0.01

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

The following table illustrates the effect on net income (loss) after tax and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended June 30, 2005, (in thousands, except per share amounts):

Three months ended June 30, 2005
Net income, as reported	$2,653
Deduct stock-based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(4,767)*
Compensation expense for the stock purchase plan	(38)
Net (loss), pro forma	$(2,152)
Earnings (loss) per share:
Basic – as reported	$0.14
Basic – pro forma	$(0.11)
Diluted – as reported	$0.14
Diluted – pro forma	$(0.11)

Six months ended June 30, 2005
Net income, as reported	$4,817
Deduct stock-based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options	(5,607)*
Compensation expense for the stock purchase plan	(76)
Net (loss), pro forma	$(866)
Earnings (loss) per share:
Basic – as reported	$0.25
Basic – pro forma	$(0.05)
Diluted – as reported	$0.25
Diluted – pro forma	$(0.05)

*Includes compensation expense (net of related tax effect) resulting from the acceleration of vesting of certain outstanding stock options, as described below.

On June 21, 2005, the Board of Directors authorized the acceleration of the vesting of stock options outstanding under the Company’s 2000 Stock Option Plan and the Company’s prior equity compensation plans that had an exercise price per share higher than the closing price of the Company’s stock on June 21, 2005, which was $10.75. Options held by directors, including John Elms, the Company’s president and CEO, were not eligible in the vesting acceleration. Options to purchase approximately 1.1 million shares of the Company’s common stock became exercisable immediately.

The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options upon the adoption SFAS 123R.     These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, in accordance with SFAS No. 123, the Company included the remaining unamortized compensation expense of approximately $3,871,000 million (net of tax) related to the accelerated options in its pro forma net income (loss) and earnings (loss) per share for the three months ended June 30, 2005. Had this acceleration not been taken, the unamortized fair value-based compensation expense would have been recorded in future periods through 2009, under vesting schedules in place prior to the acceleration, which generally would have resulted in fair value-based compensation expense of $88,000 for the three months ended June 30, 2005, $1.2 million for the remainder of 2005, $1.5 million in 2006, $0.8 million in 2007, $0.3 million in 2008 and $14,000 in 2009, all without regard to the effect of forfeitures.

Cash proceeds from the exercise of stock options were $0.1million and $ 0.2 million for the three months ended June 30, 2006, and 2005, respectively, and $1.6 million and $ 1.8 million for the six months ended June 30, 2006 and 2005, respectively.   Net cash proceeds from employee stock purchases were $0 million and $ 0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $ 0.5 million and $ 0.4 million for the six months ended June 30, 2006 and 2005, respectively.  In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows in 2006 rather than operating cash flows, as presented previously.

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

Business Description and Overview

SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed wireless telephone communication systems for businesses.  Our product portfolio consists of three types of product categories differentiated by the wireless technologies implemented into the product:  The Link™ wireless telephone system and NetLink™ wireless telephones and the KIRK DECT telephone system. Link uses a proprietary radio infrastructure in the 902-928 MHz radio band targeted to organizations that desire a dedicated wireless voice solution for their on-

premises mobile workforce.  The NetLink wireless telephone products operate over IEEE 802.11-compliant wireless local area networks (WLANs) in the 2400-2483 MHz frequency band using standards-based Internet Protocol (IP) technology.  NetLink products are targeted to organizations that want both a wireless voice and wireless data solution on a single network.  SpectraLink also offers an Open Application Interface (OAI), which enables third-party messaging applications to be integrated with our wireless telephones. Because of the recent advances in wireless local area network (WLAN) technology, a significant portion of our development efforts will focus on our existing NetLink products as well as new products that operate on a WLAN. As a result of acquiring KIRK we began offering the KIRK DECT products which operate in compliance with the DECT standard.

Acquisition of KIRK

On January 3, 2006, SpectraLink Corporation, through its wholly-owned subsidiaries, acquired all of the stock of KIRK for 389.0 million Danish Kroner or approximately $62.0 million, which was paid in cash, and approximately $2.0 million of acquisition-related costs.  As a result of the acquisition, KIRK became a wholly owned subsidiary. We funded the acquisition price with approximately $31 million of our own cash plus funds provided by a Credit Facility.  KIRK is based in Horsens, Denmark and designs, manufactures and sells unlicensed wireless telephone systems using the DECT standard.  In addition, KIRK offers the KIRK Serial In Out (SIO) to enable third-party messaging applications to interface with its telephone systems. KIRK has two wholly-owned subsidiaries, KIRK scantel A/S and KIRK telecom, Inc.

With the addition of the KIRK DECT products, we now offer a complete product portfolio that incorporates all major enterprise wireless voice technologies: Wi-Fi, DECT and proprietary systems.  Our acquisition of KIRK also significantly increases our international reach and augments our distribution channels and geographical market penetration, further extending our leadership in workplace wireless telephony.  Furthermore, the acquisition enables us to compete in new small to medium business markets in the Americas with KIRK DECT products.  As we continue to integrate KIRK’s operations, our results of operations will continue to be significantly impacted to increase our sales, cost of sales, and operating expenses above historical levels.

In the second quarter of 2006, we first started selling the new Link 6020 wireless telephones.  The Link 6020 includes a larger display, improved battery performance, management, speakerphone, and new user-interface and profile attributes to improve usability in a wide variety of enterprise applications. We also launched the KIRK Wireless Server 600v3, a cost-effective and highly scalable solution that offers wireless IP telephony via DECT infrastructure for customers running VoIP over the Cisco CallManager, H.323 or SIP server.

Recent Developments

Factors that impact gross margin are sales through our OEM partners and product mix.  We realize lower margins on products sold through OEM relationships because of the pricing arrangements inherent in these relationships.  Our Link product line gross margin is approximately 7% higher than the aggregate gross margin from the sale of the NetLink products because of the added infrastructure associated with Link sales.  KIRK products also have a lower gross margin of approximately 40% to 45%, which is lower than the gross margin on our Link products.

We are continuing our transition from a North American-oriented niche market provider to a global supplier of workplace wireless systems with our recent acquisition of KIRK, as well as our partnerships with some of the largest telecommunications manufacturers worldwide including Nortel, Alcatel, Avaya, Inter-Tel, and NEC America. Because our OEM partners primarily sell NetLink wireless telephones, if OEM sales increase, we would expect NetLink and KIRK DECT revenue to also increase.   If we sell proportionately more NetLink and DECT than Link, we will continue to see pressure on our overall gross margins.

Our cash, cash equivalents and investments at June 30, 2006, decreased to $16.4 million from $22.0 million at March 31, 2006, as we repaid approximately $1.0 million on our Credit Facility, we had capital expenditures of $2.1 million and we purchased inventory to support our new product offerings.  We continue to invest in low-risk instruments including government securities and tax-free investments.

Our inventory increased to $18.9 million at June 30, 2006 compared to $15.9 million at March 31, 2006.  This increase was related to our new Link product, raw material purchases related to satisfying Restriction of Hazardous Substances (“RoHS”) requirements, a last time buy of material to support service on an older NetLink product, and additional battery cell purchases to address supplier delivery problems.

We also amended our credit facility to provide for an additional $10.0 million term loan which was used to repay $10.0 million of the revolving line of credit, under terms consistent with the Credit Facility we entered into in December 2005.  This additional term note facility and the reduction of our revolving line of credit brings our borrowings under the revolving line of credit in line with our borrowing capacity and our operating needs.

Consolidated Results of Operations

For the three months ended June 30, 2006, we generated $35.3 million in revenue, and net income of $82,000, or $0.00 earnings per diluted share.  For the three months ended June 30, 2006, we incurred $1.1 million of amortization expense for the intangible assets related to our acquisition of KIRK.  We also incurred approximately $0.9 million related to the expensing of stock-based compensation in accordance with SFAS 123R.  In comparison, for the second quarter of 2005, net income was $2.7 million, or $0.14 earnings per fully diluted share, on revenue of $22.1 million.

For the six months ended June 30, 2006, we generated $69.3 million in revenue, and a net loss of $2.4 million, or a loss of $0.12 per diluted share.  For the six months ended June 30, 2006, we incurred $2.2 million of amortization expense for the intangible assets related to our acquisition of KIRK and $2.0 million related to acquired in-process research and development expense.  We also incurred approximately $1.7 million relating to the expensing of stock-based compensation in accordance with SFAS 123R.  In comparison, for the six months ended June 30, 2005, net income was $4.8 million, or $0.25 per earnings per fully diluted share, on revenue of $42.7 million.

Consolidated revenue for the three months ended June 30, 2006, increased 59.8% to $35.3 million from $22.1 million for the same period last year. The increase in revenue was primarily due to the acquisition of KIRK and due to an increase in SpectraLink’s revenue from its OEM channel and revenue from the retail market.  KIRK revenue decreased approximately 15.7% from the 2005 consolidated proforma results due to a decline in OEM revenue at KIRK.

Consolidated revenue for the six months ended June 30, 2006, increased 62.3% to $69.3 million from $42.7 million for the same period last year.  The increase in revenue was primarily due to the acquisition of KIRK and an increase in SpectraLink’s revenue from its OEM channel and revenue from the retail market.

Our traditional distribution channels were responsible for approximately 46.9% of second quarter product sales, original equipment manufacturer (OEM) partners contributed approximately 34.0 % of second quarter product sales, and the balance of 19.1 % was met through the SpectraLink direct sales team. Sales of our NetLink wireless telephone systems exceeded sales of our Link wireless telephones in the second quarter. Link accounted for 34.2 % of product sales, delivering $9.5 million in revenue. NetLink sales accounted for 37.1% of total product sales, or $10.3 million, and KIRK DECT product sales were 28.7% of total product sales or $7.9 million. During the second quarter of 2006, we had one customer that accounted for over 10% of our consolidated net sales.

Consolidated service revenue for the three months ended June 30, 2006, increased 38.3% to $7.6 million compared to $5.5 million for the same period last year. The increase in service sales was primarily related to an increase in maintenance contracts relating to products previously sold to a larger installed base of our customers. The increase also related to an increase in installation and time and materials services.

Overall consolidated gross margin for the three months ended June 30, 2006, was 57.0% or $20.1 million compared to 65.5% or $14.5 million for the same period last year. For the six months ended June 30, 2006, our consolidated gross margin was 57.1% or $39.6 million compared to 65.0% or $27.8 million for the same periods last year.  We attribute the dilution of our gross margin to the addition of KIRK DECT products to our product offerings and an increase in our NetLink revenue. Both KIRK DECT and NetLink products carry a lower gross margin than our Link product, and as product mix shifts, gross margin is affected.   Our margin also decreased because of the higher percentage contribution from our service business that carries a lower gross margin.

Consolidated research and development expense excluding acquired in-process research and development expense and amortization of intangible assets for the three months ended and six months ended June 30, 2006, respectively, increased 134.4% and 135.4 % to $5.8 million and $11.6 million from $2.5 million and $5.0 million for the same periods last year. The increases were primarily due to the acquisition of KIRK and as a result of increases in salaries, and employee benefits primarily related to increases in headcount and contractors to support SpectraLink’s accelerated new product rollout schedule and compensation expense associated with the fair value of share-based payments to employees related to the adoption of SFAS 123R in the first quarter of 2006.

Consolidated marketing and selling for the three months and six months ended June 30, 2006, respectively, increased 37.7% and 40.1% to $9.0 million and $17.6 million from $6.5 million and $12.6 million for the same periods last year. The increases were primarily due to the acquisition of KIRK.

Consolidated general and administrative expenses for the three months and six months ended June 30, 2006, respectively, increased 149.4% and 153.2% to $3.8 million and $7.8 million from $1.5 million and $3.1 million for the same periods last year. The increases were primarily due to the acquisition of KIRK and it also related to compensation expense associated with the fair value of share-based payments to employees related to the adoption of SFAS 123R in the first quarter of 2006, and was also due to increased professional service fees.

Consolidated other (expense), income net was a net other expense of $0.3 million and $0.8 million for the three months  and six months ended  June 30, 2006, respectively, compared to a net other income of $0.3 million and $0.6 million for same periods in the prior year. For the three months and six months ended June 30, 2006, we incurred interest expense related to our Credit Facility of approximately $0.3 million and $0.6 million and amortization of debt issuance costs. There was nominal-interest expense for the same period last year. Interest expense was offset by interest income on investments.

Consolidated income tax expense was $0.1 million for the three months ended June 30, 2006, compared to income tax expense of $1.6 million for the same period last year. For the six months ended June 30, 2006, consolidated income tax expense was a benefit of $0.2 million and an income tax expense of  $3.0 million for the same period last year. We have estimated a GAAP effective tax rate for the year of approximately 41%.

Segment Results of Operations

SpectraLink Segment

The SpectraLink segment primarily consists of our Americas operations and corporate activities, including global corporate support functions, such as executive offices, legal, finance and treasury. The SpectraLink segment also includes branch sales and support personnel located internationally.  The following includes insignificant intersegment sales to KIRK for the three and six months ended June 30, 2006.

	Three months ended June 30,
(Dollars in thousands)	2006	% change	2005
	(actual)		(actual)
Net product and service sales	$27,111	22.6%	$22,111
Cost of product and service sales	10,567	38.5%	7,628
Gross profit	16,544	14.2%	14,483
Research and development	4,402	76.9%	2,489
Marketing and selling	8,046	23.6%	6,508
General and administrative	2,580	70.0%	1,518
Amortization of intangible assets	32	10.3%	29
Income from operations	$1,484	(62.3)%	$3,939

	Six months ended June 30,
(Dollars in thousands)	2006	% change	2005
	(actual)		(actual)
Net product and service sales	$53,430	25.1%	$42,699
Cost of product and service sales	20,473	37.1%	14,931
Gross profit	32,957	18.7%	27,768
Research and development	8,850	79.0%	4,946
Marketing and selling	15,638	24.7%	12,541
General and administrative	5,470	76.5%	3,100
Amortization of intangible assets	59	15.7%	51
Income from operations	$2,940	(58.8)%	$7,130

Net Product Sales and Service Revenue. SpectraLink derives its product revenue principally from the sale of wireless, on-premises telephone systems. SpectraLink derives its service revenue principally from the installation and maintenance service of wireless, on-premises telephone systems. Net product and service sales increased 22.6% and 25.1%, respectively, for the three months and six months ended June 30, 2006, compared to the same periods last year. Product sales increased 19.1% and 23.0% to $19.8 million and $39.4 million, respectively,  for the three months and six months ended June 30, 2006,  from $16.6 million and $32.1 for the same periods last year. The increase in product sales was primarily related to an increase in our NetLink product sales, which was largely attributable to an increase in OEM sales and sales to our retail market segment. Service sales increased 33.3% and 31.6% to $7.3 million and $14.0 million, respectively, for the three months and six months ended June 30, 2006, from $5.5 million and $10.6 million for the same periods last year. The increase in service sales was primarily related to an increase in maintenance contracts relating to all products previously sold to a larger installed base of our customers. The increase also related to an increase in installation and time and materials services.

Cost of Product Sales and Service Revenue. Our cost of product sales consists primarily of direct material, direct labor, product packaging, third-party royalties, and manufacturing overhead. Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.

Cost of Product. For the three months and six months ended June 30, 2006, cost of product sales increased by 42.8% and  42.0%, respectively, to $6.7 million and $13.1 million, respectively, from $4.7 million and $9.2 million, respectively, for the same periods last year. Cost of product sales as a percentage of product sales, net was 33.7% and 33.2%, respectively, for the three months  and six months ended June 30, 2006 compared to 28.1%  and  28.8% for the same periods last year. Gross profit from product sales, net increased by 9.8% and 15.3%, respectively, to $13.1million and $26.3 million, respectively, for the three months and six months ended June 30, 2006, from $11.9 million and $22.8 million, respectively, for the same periods last year. Gross profit percentage from product sales, net (gross profit from product sales, net as a percentage of net product sales) for the three months ended June 30, 2006, decreased to 66.3% from 71.9% for the same period last year primarily due an increase in material costs and additional manufacturing variances. Gross profit percentage from product sales, net for the six months ended June 30, 2006, decreased to 66.8% from 71.2% for the same period last year primarily due an increase in material costs, additional warranty costs SpectraLink incurred in the first quarter 2006 of approximately $0.3 million for field replacements related to an issue with a specific product, and additional material costs related to a change in product mix including the launch of a new product in the second quarter 2006.

Cost of Service Sales. For the three months and six months ended June 30, 2006, cost of service sales increased by 31.7% and 29.2%, respectively, to $3.9 million and $7.4 million from $3.0 million and $5.7 million for the same periods last year. Cost of service sales as a percentage of service sales was 53.1% and 52.7%, respectively, for the three months and six months ended June 30, 2006, compared to 53.7% and 53.7%, respectively, for the same periods last year. Gross profit from service sales increased by 35.1% and 34.5% to $3.4 million and $6.6 million, respectively, for the three months and six months ended June 30, 2006, from $2.5 million and $4.9 million, respectively,  for the same periods last year. Gross profit percentage from service sales (gross profit from service sales as a percentage of service sales) for the three months and six months ended June 30, 2006, increased to 46.9% and 47.3%, respectively,  from 46.3%  and 46.3%, respectively, for the same periods last year. The increase in gross profit from service sales was due to increased service sales, while costs remain relatively flat.

Gross Profit. For the three months and six months ended June 30, 2006, the SpectraLink segment’s gross profit percentage (gross profit as a percentage of net sales) decreased to 61.0% and 61.7%, respectively, from 65.5% and 65.0%  for the same periods last year. The decrease in gross profit was due to stronger NetLink product sales, which carry lower margins, and increased sales through the SpectraLink segment’s OEM partners which typically carry higher discounts as well as an increase in warranty costs in the first quarter 2006.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products, enhance existing products and reduce the cost of our systems. Research and development expenses as a percentage of net sales were 16.2% and 16.6%, respectively, for the three months and six months ended June 30, 2006, compared to 11.3% and 11.6%, respectively, for the three months and six months ended June 30, 2005. The increase in research and development dollars spent and the increase as a percentage of net sales, were each due to increases in salaries, and employee benefits primarily related to increases in headcount to support SpectraLink’s accelerated new product rollout schedule and compensation expense associated with the fair value of share-based payments to employees related to the adoption of SFAS 123R in the first quarter of 2006. Other factors contributing to this increase included consulting fees and miscellaneous parts and supplies for the development of new products and enhancements to existing products.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, commissions, travel, advertising, tradeshows, sales meetings and market research. Marketing and selling expenses as a percentage of net sales were 29.7% and 29.3% for the three months and six months ended June 30, 2006, compared to 29.4% and 29.4%, respectively, for the three months and six months ended June 30, 2005. Sales and marketing dollars spent increased due to increases in salaries and employee benefits primarily related to increases in headcount and compensation expense associated with the fair value of share-based payments to employees related to the adoption of SFAS 123R in the first quarter of 2006. Other factors contributing to the increase included commissions and bonuses related to an increase in sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, legal, investor relations, and human resources. General and administrative expenses as a percentage of net sales were 9.6% and 10.3% for the three months and six months ended June 30, 2006, compared to 7.0% and 7.4%, respectively, for the three months and six months ended June 30, 2005.  The increase in general and administrative dollars spent and the increase as a percentage of net sales, were each due to increases in salaries and employee benefits primarily related to increases in headcount and merit raises as well as compensation expense associated with the fair value of share-based payments to employees related to the adoption of SFAS 123R in the first quarter of 2006. For the six months ended June 30, 2006, general and administrative expenses also increased due to increased costs in the first quarter 2006 for audit, legal and outside consulting fees related to the acquisition of KIRK that were not capitalizable as a component of the purchase price, and due to increased professional service fees for the implementation of new accounting standards, including option expensing.

For the three months and six months ended June 30, 2006, SpectraLink also incurred interest expense related to its Credit Facility of approximately $0.3 million and $0.9 million, respectively, and amortization of debt issuance costs of approximately $0.03 million and $0.3 million, respectively, related to the repayment of the term loan on the Credit Facility. There was nominal interest expense for the same periods last year. For the three months ended June 30, 2006, interest income was offset by a loss on sale of investments of $0.06 million.  Also, for the six months ended June 30, 2006, interest expense was offset by interest income on investments and a realized gain on forward currency contracts.

KIRK Segment

The KIRK segment is comprised of the operations of KIRK telecom A/S acquired on January 3, 2006 (“KIRK”) and the corporate activities of our wholly-owned subsidiary SpectraLink Denmark ApS, which exists to hold the investment in KIRK. KIRK designs, manufactures and sells wireless on site adjunct communication solutions. Based on the long-established DECT technology standard, KIRK offers wireless handsets as well as the underlying radio infrastructure for professional use. KIRK products are targeted at specific vertical markets and are offered in most major markets around the world. Products are sold under the KIRK brand as well as incorporated into OEM solutions. The KIRK segment also includes KIRK telecom, Inc., which in 2005 was a distribution sales subsidiary in the United States and KIRK scantel A/S, which designs, contract manufactures and sells wired and wireless telephones under the KIRK brand name to the residential market, primarily in the Scandinavian countries.

The following represents the KIRK segment’s actual results for 2006 and pro forma results, as if the acquisition had occurred on January 1, 2005, for comparative purposes. The Danish Krone is KIRK’s telecom’s functional currency, therefore, results are impacted by fluctuations in the currency exchange between the Danish Krone and the U.S. Dollar.  The year to date June 30, 2006 results were impacted by an approximate 5% strengthening of the U.S. Dollar against the Danish Krone when compared to the year to date June 30, 2005 pro forma results.

	Three months ended June 30,
	2006	% change	2005
	(actual)		(pro-forma)
Net product sales and service sales	$8,228	(15.6)%	$9,753
Cost of sales	4,635	(5.4)%	4,898
Gross profit	3,593	(26.0)%	4,855
Research and development	1,433	17.6%	1,219
Marketing and selling	914	(7.8)%	991
General and administrative	1,208	(6.4)%	1,291
Acquired in process research and development expenses	—	—%	—
Amortization of intangible assets	1,098	—%	1,098
(Loss) income from operations	$(1,060)	(514.1)%	$256

	Six months ended June 30,
	2006	% change	2005
	(actual)		(pro-forma)
Net product sales and service sales	$15,878	(16.1)%	$18,929
Cost of sales	9,277	(7.1)%	9,988
Gross profit	6,601	(26.2)%	8,941
Research and development	2,791	15.0%	2,426
Marketing and selling	1,965	(11.7)%	2,225
General and administrative	2,326	1.3%	2,297
Acquired in process research and development expenses	2,021	—%	2,021
Amortization of intangible assets	2,196	—%	2,196
Loss from operations	$(4,698)	111.1%	$(2,224)

Net Product Sales and Service Revenue. KIRK derives its product revenue principally from the sale of wireless, on-premises telephone systems. KIRK derives its service revenue principally from the time and material repairs of wireless, on-premises telephone systems. Net product and service sales decreased 15.6% and 16.1%, respectively, for the three months and six months ended June 30, 2006, compared to the same periods last year. Product sales decreased 18.5 % and 17.8% to $7.9 million and $15.4 million, respectively, for the three months and six months ended June 30, 2006, from $9.8 million and $18.7 million for the same periods last year. The decrease in product sales was primarily related to a decrease in its OEM product sales, primarily from one customer.  Service sales remained relatively constant between periods.

Cost of Product Sales and Service Revenue. KIRK’s cost of product sales consists primarily of direct material, direct labor, product packaging, third-party royalties, and manufacturing overhead. KIRK’s cost of service sales consists primarily of costs incurred to provide product repair.

Cost of Product Sales. For the three months and six months ended June 30, 2006, cost of product sales decreased by 6.1% and  7.6%, respectively, to $4.6 million and $9.2 million, respectively, from $4.9 million and $10.0 million, respectively, for the same periods last year. Gross profit percentage from product sales, net for the three months ended June 30, 2006, decreased to 42.1% from 49.8% for the same period last year primarily due a decrease in material costs as there was less OEM sales and it was offset by fixed costs over a lower volume.  Gross profit percentage from product sales, net for the six months ended June 30, 2006, decreased to 40.1% from 46.7% for the same period last year primarily due a decrease in material costs as there was less OEM revenue in the second quarter 2006 compared to the same period last year and was offset by fixed costs over a lower volume.

Cost of Service Sales. For the three months and six months ended June 30, 2006, cost of service sales remained relatively constant between periods.

Gross Profit. For the three months and six months ended June 30, 2006, the KIRK segment’s gross profit percentage (gross profit as a percentage of net sales) decreased to 43.7% and 41.6%, respectively, from 49.8% and 47.2% for the same periods last year. The decrease in gross profit was due to lower sales primarily in its OEM channel.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products and enhance our existing products. Research and development expenses as a percentage of net sales were 17.4% and 17.6%, respectively, for the three months and six months ended June 30, 2006, compared to 12.5% and 12.8%, respectively, for the three months and six months ended June 30, 2005. The increase in research and development dollars spent and the increase as a percentage of net sales, were each due to increases in salaries, and employee benefits primarily related to increases in headcount to support development of new products and enhancements to existing products.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, travel and marketing and promotion costs. Marketing and selling expenses as a percentage of net sales were 11.1% and 12.4% for the three months and six months ended June 30, 2006, compared to 10.2% and 11.8%, respectively, for the three months and six months ended June 30, 2005. The increase marketing and selling as a percentage of revenue is primarily due to a decrease in sales.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, legal, and human resources. General and administrative expenses as a percentage of net sales were 14.7% and 14.7% for the three months and six months ended June 30, 2006, compared to 13.2% and 12.1%, respectively, for the three months and six months ended June 30, 2005. The increase in general and administrative dollars spent and the increase as a percentage of net sales, were each due to audit, legal and outside consulting fees incurred due to the integration of KIRK with SpectraLink for the first half of 2006.

Liquidity and Capital Resources

The following summarizes our key liquidity and capital resources metrics for the periods presented:

	Six months ended (In thousands)
	June 30, 2006	June 30, 2005
Cash Flows
Cash provided by operating activities	$4,974	$8,731
Cash used in investing activities	(2,283)	(7,820)
Cash used in financing activities	(13,637)	(6,672)

	As of June 30, 2006	As of December 31, 2005
Capital Resources
Cash and cash equivalents	$5,855	$16,703
Investments	10,564	14,088
Cash held in escrow	—	55,148
Working capital, excluding cash held in escrow	29,426	30,271
Short-term debt	6,000	15,000
Long-term debt	11,050	18,050
Available credit	9,000	1,950

Cash flows provided by operations decreased $3.8 million in the first half of 2006, compared to the first half of 2005.   The decrease is primarily due to increased spending related to the development and production of a new product ,  additional interest payments from acquisition related debt , and non-capitalizable costs related to the acquisition of KIRK.

Cash used in investing activities decreased by $5.5 million in the first half of 2006, compared to the first half of 2005.   This is primarily the result of selling investments to fund part of the KIRK acquisition in 2006, as opposed to purchasing investments in 2005 with our excess cash flow.

Cash used in financing activities increased by $7.0 million in the first half of 2006, compared to the first half of 2005.  The paydown of acquisition-related debt in 2006 totaled $16.0 million, which is offset by  the $3.9 million of dividends paid and the $5.0 million of treasury stock purchases made in the first half of 2005.

Our available credit under our revolver at the end of June 2006 represents additional borrowings available to us based upon receivables and inventory at June 30, 2006, which is greater than the $7.0 million outstanding under the revolver at the end of June 2006. We calculate our available credit at the end of each month, beginning in June 2006 under our Credit Facility (see Note 9 on page 13). The available credit is generally higher at the end of a quarterly period, due to the normally occurring fluctuations in our receivable and inventory balances.  Our intent is to reduce our outstanding debt under the revolver by $1 million over the next 12 months.   Through August 9, 2006, we have made no additional borrowings under the revolver.

We believe that our current cash, cash equivalents, marketable securities, including those acquired from KIRK and cash generated from operations will be sufficient, based on our presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital, to repay debt when it is due, and to finance our expansion for the foreseeable future (next 12 months). There can be no assurance, however, that we will not require additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would be likely to result.

Aggregate Contractual Obligations and Commercial Commitments

As of June 30, 2006, expected future cash payments related to contractual obligations and commercial commitments were significantly impacted by the addition of KIRK:

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$6,000	$11,050	$—	$—	$17,050
Interest (1)	1,024	761	—	—	1,785
Operating Leases (2)	1,119	2,739	2,502	1,115	7,475
Other Purchase Commitments (3)	1,344	—	—	—	1,344
Total	$9,487	$14,550	$2,502	$1,115	$27,654

(1)          Refer to Note 9 to our Condensed Consolidated Financial Statements on page 13.

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

Off-Balance Sheet Arrangements

As approved by the Company’s Compensation Committee, the Company entered into a change of control severance agreement (“Agreement”) with Ernest Sampias who became the Company’s executive vice president of finance, chief financial officer, secretary and treasurer effective May 15, 2006, and members of the Company’s executive team consisting of John Elms (president, chief executive officer and a director), Masood Garahi (executive vice president of engineering and chief technology officer), John Kelley (executive vice president of operations), Jill Kenney (executive vice president of Americas sales, and marketing), Leah Maher (executive vice president and general counsel) and Gary Mead (vice president of market development) effective April 17, 2006, all in the same form. The Company previously agreed to a change of control provision with Ole Lysgaard Madsen (executive vice president of international, and president and managing director of KIRK telecom A/S) upon the Company’s acquisition of KIRK telecom A/S on January 3, 2006, under different terms. According to the terms of the Agreement, in the event a change of control of the Company occurs and an executive’s employment is terminated or constructively terminated within twelve months following the change of control, the affected executive’s outstanding options will fully vest and the affected executive will be entitled to twelve months of the affected executive’s annual salary plus the affected executive’s target bonus plan (which assumes 100% of the target bonus plan is met for the year). Additionally, in the preceding circumstance, that executive will receive benefits until the earlier of one year following termination or the date that executive receives comparable benefits from another employer. On April 10, 2006, David Rosenthal resigned his position as executive vice president, chief financial officer, secretary and treasurer of the Company, and remains as special assistance to the chief executive officer until September 10, 2006, at his current salary. Jill Kenney’s change of control contract severance agreement will terminate effective with her resignation as an executive officer of the Company on August 31, 2006.

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

Adoption of New Accounting Pronouncements

The adoption of the following accounting pronouncements in the first half of 2006 did not have a material impact on our results of operations, financial condition, or cash flows:

•                  Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”;

•                  SFAS No. 153, “Exchanges of Nonmonetary Assets”;

•                  SFAS No. 154, “Accounting Changes and Error Corrections, which replaces APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”;

•                  Emerging Issues Task Force (“EITF”) Issue 05-06, “Determining the Amortization Period for Leasehold Improvements”; and

•                  FASB Staff Positions 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements.  In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for the implementation of SFAS 123R. On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R.  Under this transition method, compensation cost recognized in the first half of 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of historical forfeitures, we have applied an annual forfeiture rate of 9% to all unvested options as of June 30, 2006.  This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Forfeited or otherwise cancelled options are returned to the pool of options authorized for issuance under our stock-based compensation plans. It is our policy to issue new shares, as opposed to treasury shares upon exercise or purchase under our stock-based compensation plans.

See Note 12 to the accompanying condensed consolidated financial statements on page 15.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.

FIN 48 was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 also presecribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only income tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  We have not yet quantified the effect of adoption of FIN 48, which we expect to be after our year ending December 31, 2006.

Statement of Financial Accounting Standards No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140”

SFAS 155 was issued in February 2006 and will be effective for us after our year ending December 31, 2006. Among other things, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We do not believe that the adoption of SFAS 155 will have a material impact on our financial statements.

Statement of Financial Accounting Standards No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140”

SFAS 156 was issued in March 2006 and will be effective for us after our year ending December 31, 2006. SFAS 156 simplifies certain aspects of accounting for separately recognized servicing assets and liabilities and clarifies when to separately recognize servicing obligations. We do not believe that the adoption of SFAS 156 will have an impact on our financial statements.

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

Currency Risk

As of December 31, 2005, we entered into foreign currency forward contracts to reduce the foreign currency exposure related to our anticipated acquisition of KIRK. Under the terms of the stock purchase agreement, the purchase price was to be payable in Danish Kroner at the closing. The forward contracts were not designated as accounting hedges and the carrying amount of the forward contracts was the fair value, which was determined by obtaining quoted market prices, and recognized as either assets or liabilities. Changes in fair value of forward contracts are recognized in other income (loss), net at the end of each period. In the first half of 2006, we recognized a net realized gain of $0.2 million that was included in other income (expense) in the consolidated statements of operations, which was offset by the related unrealized losses recorded as of December 31, 2005, from the changes in the fair value of these forward contracts of $0.2 million.

KIRK enters into foreign currency contracts from time-to-time to reduce its exposure to foreign currency-denominated purchases. For the six months ended June 30, 2006, gains from KIRK’s foreign currency contracts were insignificant.

We have not entered into any derivatives that qualify for hedge accounting treatment under SFAS 133.

Interest Rate Risk

Our  primary interest rate risk is related to our borrowings under our Credit Facility. We can borrow at the JP Morgan prime rate plus 1% or at the LIBO rate plus 2%. We borrowed $33.0 million under the Credit Facility as of December 31, 2005. As of June 30, 2006, we had $17.0 million outstanding under the Credit Facility. On June 30, 2006, we elected to base the variable interest rate of our Credit Facility on the Eurodollar rate, which is LIBO plus 2% (7.38%). Based upon borrowings outstanding at the end of June 2006, an increase in variable interest rates of 100 basis points would have an effect on the our annual results of operations and cash flows of approximately $0.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which, as applied to us, means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2006, and based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer identified no changes in our internal control over financial reporting during the three-month period ended June 30, 2006, that affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II   Other Information

Item 1. A  Risk Factors

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in this report. For more information regarding the forward-looking statements contained in this report, see the introductory paragraph to Part I of this report. You should carefully consider the risks and uncertainties described below together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us also may impair our business operations. The occurrence of any of the following risks could affect our business, financial condition or results of operations.

•                                          We are subject to numerous risks associated with our recent acquisition of KIRK. On January 3, 2006, we acquired KIRK, a provider of onsite, wireless communications products, based in Denmark. As a result of the acquisition, KIRK became a wholly owned subsidiary of SpectraLink through its holding company SpectraLink Denmark ApS. Mergers and acquisitions of telecommunications companies are inherently risky, and no assurance can be given that our acquisition of KIRK or any other future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate KIRK and other acquired companies could also materially harm our business and operating results.

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

•                  Insufficient revenue to offset increased acquisition expenses;

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

•                  Complexities associated with managing internal control systems in foreign subsidiaries;

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

•                  Substantial leverage and debt service obligations may adversely affect us. In anticipation of the KIRK acquisition, we took on a substantial amount of indebtedness. As of June 30, 2006, we had approximately $17 million of debt outstanding under our Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. All of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

•                  Our ability to generate continued market growth rates may require us to participate in industry consolidation. As part of our business strategy and the business environment in the telecommunications equipment industry in general, we may engage in further acquisitions or mergers with other companies, or individual product lines, technologies and/or personnel or become the target for a merger or acquisition. Our ability to take such actions may be constrained by the convenants in our Credit Facility. Further, to remain competitive, we may need to partner with a larger telecommunications company to obtain access to dual mode markets.

•                  If we are unable to fulfill quarter end customer orders, then we could lose revenue and customers. The volume of customer orders for our products typically increases significantly at the end of each quarter. KIRK also has experienced uneven distribution of sales in any month, particularly in April. We face significant challenges in meeting this demand. It is difficult to ensure that we have the resources available to meet any such increase in order volume since it is very difficult to predict what the level of demand will be. We may not have the personnel and/or systems necessary to fulfill the large order volume or the ability to upgrade and develop our systems and infrastructure to meet an increased order volume. If we are unable to meet demand from our customers for our products in a cost effective manner, then we might lose revenue and customers, or incur increased operating costs, either of which would harm our business.

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

•                  We are dependent on indirect sales channels for most of our revenue. A significant portion of our revenue is derived from a variety of third-party business partners, including OEMs, distributors and resellers. During the three months ended June 30, 2006, sales of our products through our indirect distributors accounted for 44% of our product revenue and 34% of product revenue was contributed by our OEM partners. Our contracts with third party business partners do not require those partners to purchase minimum quantities of our products or services. In fact, some of our third party business partners also offer the products of some of our competitors. In addition, our OEM agreements do not restrict an OEM from acquiring products from a third party or independently developing products and services that would directly compete with us. We cannot guarantee that any of our third party business partners will continue to market our products or devote significant resources to doing so. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third party business partners in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third party business partners and our business, and result in decreased sales through third party business partners or threatened or actual litigation. If our third party business partners do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party business partners have confidential information concerning our products and services, product release schedules and sales, marketing and third-party reseller operations. Although we have nondisclosure agreements with our third-party business partners, we cannot guarantee that any third-party business partner would not use our confidential information to compete with us. Furthermore, since we have experienced lower gross margins related to sales to our OEM partners, we may experience lower gross margins in the future if sales to our OEM partners become a larger percentage of product sales. Our success depends in part upon our ability to maintain and expand these relationships. The loss of any major partner, the failure to attract new partners or inability to maintain the current level of revenue from our existing partners could have an adverse effect on our business, operating results and financial condition.

•                  A lower than anticipated rate of acceptance of domestic and international markets using the 802.11 standard may impede our growth. Our NetLink wireless telephones are compatible with the IEEE 802.11 standard for use on 802.11 compliant WLAN networks. Consequently, demand for NetLink wireless telephones depends upon the acceptance of markets utilizing 802.11 compliant networks. This depends in part upon the initial adoption of the 802.11 standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11 compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our products until wireless systems are developed which provide for greater security. Further, our products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11 compliant networks do not grow as we anticipate, our growth would be impeded and we would not be able to factor the related revenue into our growth in the future. If the 802.11 standard does not emerge as the dominant wireless standard in our markets, or multiple standards are adopted that require different technologies we may need to spend time and resources to add functionality to meet the additional standards and many of our strategic initiatives and investments may be of no or limited value. Further, to the extent that additional standards are adopted, our product differentiation could be minimized and our implementation may not be interoperable with the standard, necessitating additional product development to meet the standard which may cause product delays.

•                  The market for KIRK DECT or SpectraLink proprietary technology may decline. If the market adoption of  802.11 standards are faster than anticipated, it may affect sales of KIRK DECT technology and Link wireless telephone systems. Sales of our Link product have generally been flat in recent years. KIRK DECT solutions could face the same competition and cause a downward trend in our sales growth and our overall gross margin.

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

•                  We might not be able to execute on our business plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely, or if new members of our management team fail to work effectively together. Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others have been promoted within, or have joined, senior management roles recently. For example, effective May 31, 2005, Gary Bliss, our Executive Vice President of Engineering, retired from his position. In October 2005, Masood Gahari was hired as our Executive Vice President of Engineering and Chief Technology Officer. Also, effective

April 10, 2006, David Rosenthal, our Executive Vice President of Finance and Administration, Chief Financial Officer, Corporate Secretary and Treasurer resigned from his position. On May 15, 2006, Ernest J. Sampias was hired as our Executive Vice President of Finance and Administration, Chief Financial Officer, Corporate Secretary and Treasurer. In addition, during the last two years, four of the six executive officers were either new to the Company or were promoted. Our success depends in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. Excepting Ole Lysgaard Madsen, President and Managing Director of KIRK in Denmark, we have no employment contracts for our executive officers, and do not maintain key person insurance on any of our executive officers. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors, and could experience a loss in productivity while any such successor develops the necessary training and experience.

•                  We rely on our 802.11 technology partners to continue to provide the wireless local area network for our NetLink product, and to provide access points which support SpectraLink’s Voice Priority Technology. In the absence of a wireless voice prioritization standard to ensure quality of service, we rely on 802.11 technology partners, such as Symbol Technologies, Cisco Systems, Trapeze Networks Inc., 3 Com, Alcatel, Nortel and Aruba Wireless Networks to continue to provide wireless local area network support for our NetLink product, and to provide access points that support SVP capability. If any of our technology partners fail to provide voice prioritization support for our products, the market opportunity for NetLink products would be reduced and our future results of operations would be materially harmed until we find new 802.11 technology partners or voice prioritization standards are adopted.

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

•                  We face increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for our systems include product functions and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, network and application integration capabilities, distribution channels, and the effectiveness of marketing and sales efforts. Most of our competitors have significantly greater financial, technical, research and development, and marketing resources than us. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us. In addition, mature DECT-standard based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S. which is our largest market and may be lower-priced than the Link and NetLink offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, who provides 802.11 wireless infrastructure and wireless telephones. Because we focus on wireless on-premises telephone communications, we cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that we will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with our wireless telephone system. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full function provided by our wireless telephone systems.

•                  The certification and approval process for our NetLink product for use in countries that support the 802.11 standard. Foreign countries, which support the 802.11 standard, could provide future markets for our NetLink products. However, countries’ certification and approval processes for 802.11 compatible products, such as ours, are typically time consuming and costly. If we have difficulty obtaining certification and approval by foreign countries for our NetLink wireless telephone product, then we and/or our distributor channels may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our business.

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

•                  The historic volatility of our stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the 3-month period ended June 30, 2006, the closing price of our common stock has ranged from a high of $12.52 per share to a low of $7.56 per share. Many factors could cause the market price of our common stock to fluctuate, including:

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

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 23, 2006, the following proposals were adopted by the margins indicated.

1.               To elect a Board of Directors to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	Voted For	Withheld
Carl D. Carman	17,485,674	1,136,307
Anthony V. Carollo, Jr.	17,527,229	1,094,752
John H. Elms	17,711,113	910,868
Gerald J. “Bud” Laber	17,378,091	1,243,890
Werner P. Schmucking	17,753,438	868,543

2.               To approve SpectraLink’s 2006 Equity Incentive Plan.  Number of shares voted: For 10,849,076; Against 2,759,957; Abstain 246,861; Non-vote 4,766,087.

3.               To approve SpectraLink’s 2006 Employee Stock Purchase Plan and 2006 International Employee Stock Purchase Plan.  Number of shares voted: For 12,071,423; Against 1,539,175; Abstain 245,296; Non-vote 4,766,087.

4.               To ratify the selection of KPMG LLP, independent registered public accountanting firm, as our auditors for SpectraLink for the fiscal year ending December 31, 2006. Number of shares voted: For 18,392,447; Against 208,674; Abstain 20,860; Non-vote 0.

Item 6.    Exhibits

(a) Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Exhibit Title
10.1†	Third Amendment to Credit Agreement, dated May 17, 2006.
10.2†	Fourth Amendment to Credit Agreement and Third Amendment to Security Agreement, dated as of June 30, 2006.
31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification by Ernest J. Sampias pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 †*	Certification by Ernest J. Sampias pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SPECTRALINK CORPORATION

Date: August 9, 2006	By:	/s/ Ernest J. Sampias
Ernest J. Sampias
Executive Vice President of Finance and Administration, Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title
10.1†	Third Amendment to Credit Agreement, and dated May 17, 2006.
10.2†	Fourth Amendment to Credit Agreement Third Amendment to Security Agreement, dated as of June 30, 2006.
31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification by Ernest J. Sampias pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 †*	Certification by Ernest J. Sampias pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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