Form 10-Q
period 2006-09-30
SPECTRALINK CORP
filed 2006-11-09
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Yes ☐   No ☒

Applicable only to corporate issuers:

As of October 31, 2006, there were 19,485,670 shares outstanding of SpectraLink Corporation’s Common Stock - par value per share $0.01.

SPECTRALINK CORPORATION AND SUBSIDIARIES

INDEX

Part I		Financial Statements

	Item 1	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 (Unaudited)

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Quantitative and Qualitative Disclosures about Market Risk

	Item 4	Controls and Procedures

Part II		Other Information

	Item 1A	Risk Factors

	Item 6	Exhibits
(a) Exhibits

Signatures

Part I-Financial Statements

Item I. Condensed Consolidated Financial Statements

SpectraLink Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,459	$16,703
Cash held in escrow for acquisition (Note 2)	—	55,148
Investment in marketable securities - current	10,615	14,088
Trade accounts receivable, net of allowance of $282 and $343, respectively	26,780	22,574
Inventories:
Raw materials	12,694	4,783
Work in progress	318	5
Finished goods	7,475	4,727
Less allowance for obsolete inventory	(996)	(575)
Total inventories	19,491	8,940
Deferred income taxes	1,532	1,626
Prepaids and other	1,915	1,201
Total current assets	64,792	120,280

Property and equipment, net of accumulated depreciation of $13,745 and $11,110, respectively	13,998	8,422
Intangible assets, net of accumulated amortization of $3,655 and $272, respectively	30,906	318
Goodwill	23,944	—
Other non-current assets	670	1,772
Total assets	$134,310	$130,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,230	$1,478
Accrued payroll, commissions and employee benefits	5,692	4,500
Other accrued expenses and liabilities	7,649	6,380
Deferred revenue—current portion	10,063	7,503
Current portion long-term debt	6,000	15,000
Total current liabilities	33,634	34,861

Long-term debt	9,050	18,050
Long-term deferred tax liabilities	8,090	—
Other long-term liabilities	973	900
Total liabilities	51,747	53,811
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 24,212 and 23,838 shares issued, respectively, and 19,480 and 19,106 shares outstanding, respectively	242	238
Additional paid-in capital	87,403	81,751
Retained earnings	31,771	32,383
Other comprehensive income	538	—
Treasury stock, 4,732 shares, at cost	(37,391)	(37,391)
Total stockholders’ equity	82,563	76,981

Total liabilities and stockholders’ equity	$134,310	$130,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectraLink Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and

Other Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales:
Product sales	$29,843	$18,954	$84,644	$51,024
Service sales	8,108	5,808	22,615	16,437
Net sales	37,951	24,762	107,259	67,461

Cost of sales:
Cost of product sales	12,439	5,417	34,745	14,635
Cost of service sales	4,092	3,010	11,536	8,723
Total cost of sales	16,531	8,427	46,281	23,358

Gross profit	21,420	16,335	60,978	44,103

Operating expenses:
Research and development	4,759	2,702	16,400	7,648
Marketing and selling	8,934	6,674	26,538	19,237
General and administrative	3,485	1,704	11,280	4,783
Acquired in-process research and development	—	—	2,021	—
Amortization of intangible assets	1,130	4	3,385	54
Total operating expenses	18,308	11,084	59,624	31,722

Income from operations.	3,112	5,251	1,354	12,381
Other (expense) income, net:
Interest (expense) income, net	(267)	387	(1,244)	1,131
Other (expense) income, net	(49)	(38)	88	(143)
Total other (expense) income, net	(316)	349	(1,156)	988

Income before income taxes	2,796	5,600	198	13,369
Income tax expense	(1,047)	(1,994)	(810)	(4,946)
Net income (loss)	$1,749	$3,606	$(612)	$8,423

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$67	$—	$575	$—
Unrealized gain (loss) on available for sale securities	15	—	(37)	—
Comprehensive income (loss)	$1,831	$3,606	$(74)	$8,423

Basic earnings (loss) per share	$0.09	$0.19	$(0.03)	$0.44

Basic weighted average shares outstanding	19,390	18,940	19,300	19,070

Diluted earnings (loss) per share	$0.09	$0.19	$(0.03)	$0.43

Diluted weighted average shares	19,440	19,190	19,300	19,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectraLink Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net (loss) income	$(612)	$8,423
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,477	1,266
Acquired in-process research and development	2,021	—
Income tax benefit from the exercise of stock options	—	475
Deferred income taxes	(1,627)	92
Stock-based compensation	2,586	—
Changes in operating assets and liabilities and other, net of effects of acquiring subsidiary	(3,274)	1,353
Net cash provided by operating activities	5,571	11,609

Cash flows from investing activities:
Cash expended to acquire business, net of cash acquired and escrow released to sellers (Note 2)	(3,662)	—
Acquisition costs (Note 2)	(1,349)	—
Purchases of property and equipment	(5,670)	(3,474)
Sales (purchases) of investments in marketable securities, net	7,714	(6,511)
Other	47	—
Net cash used in investing activities	(2,920)	(9,985)

Cash flows from financing activities:
Principal payments under long-term borrowings	(18,000)	—
Proceeds from issuances of stock under stock plans	2,650	2,373
Dividends paid	—	(5,760)
Income tax benefit from the exercise of stock options	359	—
Payment of debt issuance costs and other	(20)	(25)
Purchases of treasury stock	—	(4,995)
Net cash used in financing activities	(15,011)	(8,407)

Decrease in cash and cash equivalents	(12,360)	(6,783)
Cash and cash equivalents, beginning of period	16,703	14,625
Effect of exchange rate changes on cash and cash equivalents	116	—
Cash and cash equivalents, end of period	$4,459	$7,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

SpectraLink Corporation and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared from the books and records of SpectraLink Corporation and its wholly owned subsidiaries: SpectraLink International Corporation, SpectraLink Denmark ApS, and KIRK telecom A/S (“KIRK”) (together “SpectraLink” or “the Company”). SpectraLink designs, manufactures and sells on-premises wireless telephone systems to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace.

In management’s opinion, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present SpectraLink’s financial position, results of operations and cash flows for the periods presented. The results of operations for the period ended September 30, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006. The financial statements should be read in conjunction with the audited financial statements and notes thereto as of, and for the year ended, December 31, 2005, which are included in SpectraLink’s Annual Report on Form 10-K. Except as discussed in Note 3, the accounting policies utilized in the preparation of the financial statements herein presented are the same as set forth in SpectraLink’s annual financial statements.

The December 31, 2005, condensed balance sheet data was derived from audited financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The Company’s foreign operating subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets and liabilities are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Revenue, expenses, and cash flows are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in comprehensive income (loss) within stockholders’ equity. Realized and unrealized transaction gains and losses resulting from the remeasurement of non-functional currency financial instruments are included in the determination of net income (loss). Net transaction gains for the three and nine months ended September 30, 2006, were insignificant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in the accompanying financial statements include: allowance for doubtful accounts, reserve for obsolete or otherwise unrealizable inventory, estimated warranty costs, estimated annual tax rates and valuations of tangible and intangible assets acquired and liabilities assumed.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Revenue Recognition and Deferred Revenue

We derive our revenue principally from the sale of products and/or services for wireless telephone systems. For multiple element arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. We recognize revenue on each element of an arrangement when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. Revenue from product sales is recorded upon transfer of title, which is generally upon shipment of product. Revenue is deferred if there are significant post delivery obligations, if collection is not reasonably assured at the time of sale, or if the fee is not fixed or determinable. When significant post delivery obligations exist, revenue is deferred until such obligations are fulfilled. We offer products and services such as installation, support, education and training, maintenance and extended warranty coverage. Revenue from installation and training services is deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement. We recognize amounts billed to customers for shipping and handling costs as revenue when the related products are shipped. Costs of shipping and handling are included in cost of sales.

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

2.  Acquisition of KIRK telecom A/S

On January 3, 2006, pursuant to a stock purchase agreement dated December 12, 2005, SpectraLink acquired KIRK from the stockholders of KIRK by purchasing 100% of its outstanding common stock. KIRK, based in Denmark, is a manufacturer of onsite wireless communications products. The purchase price for the transaction was approximately 389 million Danish Kroner or approximately U.S. $62 million, which was paid in cash, and approximately $2 million of acquisition costs.  We funded the acquisition price with approximately $31 million of our own cash and funds provided by a credit facility (Note 9). We escrowed $55.1 million in December 2005, which was released to the selling stockholders on January 3, 2006, along with an additional $6.9 million, which was the balance of the purchase price.

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

Pro Forma Results

The results of KIRK have been included in the consolidated financial statements since January 3, 2006.  The following pro forma information shows the results of our operations, as if the acquisition had occurred at the beginning of each period presented:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Actual)	(Pro forma)	(Actual)	(Pro forma)
	(In thousands, except per share amounts)
Net sales	$37,951	$35,605	$107,259	$97,233
Pretax income (loss)	2,796	5,996	198	9,929
Net income (loss)	1,749	2,366	(612)	3,871
Net income (loss) per common share:
Basic	$0.09	$0.12	$(0.03)	$0.20
Diluted	$0.09	$0.12	$(0.03)	$0.20

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

Purchase Accounting

The following represents the allocation of the aggregate purchase price to the net assets of KIRK acquired on January 3, 2006, (in thousands).

Total current assets	$16,632
Property and equipment	3,007
Amortizable intangible assets	33,992
In-process research and development	2,021
Goodwill	23,939
Other assets	160
Total assets acquired	79,751
Total liabilities assumed	(6,145)
Deferred taxes	(9,888)
Net assets acquired	63,718
Less: Acquisition costs paid	(1,885)
Amount paid in cash, including the release of $55,148 of escrowed funds	$61,833

Identifiable intangible assets acquired on January 3, 2006, represent technology owned by KIRK plus other identifiable intangible assets such as acquired contractual relationships which are subject to amortization over various periods of time, using methods which approximate the periodic decreases in value, with the weighted average amortization period being 8 years. Since these assets are deductible for financial reporting purposes but not tax purposes, a deferred tax liability was recorded as of the acquisition date. Future estimated amortization expense is shown in Note 7. The following table summarizes the identifiable intangible assets:

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

Goodwill was allocated to our KIRK segment (see Note 5) and will not be tax deductible.

The valuation of intangible assets was determined using the excess earnings method, replacement cost approach, or relief-from-royalty approach, depending upon the type of asset. KIRK’s net tangible assets were valued at their respective replacement values.

3.             Adoption of New Accounting Pronouncements

The adoption of the following accounting pronouncements in the nine months ended September 30, 2006, did not have a material impact on our results of operations, financial condition, or cash flows:

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

•                  Emerging Issues Task Force (“EITF”) Issue 05-06, “Determining the Amortization Period for Leasehold Improvements”; and

•                  FASB Staff Positions 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental guidance for the implementation of SFAS 123R. On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R.  Under this transition method, compensation cost recognized in the nine months ended  September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of historical forfeitures, we have applied an annual forfeiture rate of 9% to all unvested options as of September 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Forfeited or otherwise cancelled options are returned to the pool of options authorized for issuance under our stock-based compensation plans. It is our policy to issue new shares, as opposed to treasury shares upon exercise or purchase under our stock-based compensation plans. See Note 13.

4.                                      Recently Issued Accounting Pronouncements

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”

FIN 48 was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only income tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  We have not yet quantified the effect of adoption of FIN 48, which we expect to do after our year ending December 31, 2006.

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

SFAS No. 157 (SFAS 157), “Fair Value Measurements”

SFAS 157 was issued in September 2006 and will be effective for us after our year ending December 31, 2006.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  We will adopt SFAS 157 on a prospective basis in our fiscal 2008, and depending upon the context, believe that SFAS 157 could materially impact the way we perform valuations in the future.

SEC Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

SAB 108 was issued in September 2006 and provides SEC Staff guidance on the consideration of the effects of prior year misstatements in determining whether or not current year financial statements are materially misstated.  In practice, unadjusted errors in prior period financial statements are evaluated for their impact on the current period financial statements.   Two methods are commonly used to determine material misstatements caused by unadjusted errors:  (a) the “rollover” method, which determines the impact of current year misstatements and “rolls” immaterial errors onto the balance sheet indefinitely; and (b) the “iron curtain” method, which records cumulatively material misstatements to the balance sheet due to unadjusted errors as adjustments to the current period income statement.   As either method can result in a material misstatement to the current period financials, the SEC Staff expects that the impact of applying both methods should be evaluated for materiality to the current period financial statements.    We do not believe that our financial statements will be significantly impacted by applying the guidance of SAB 108.

FASB Staff Position, No. AUG AIR-1, (FSP AUG AIR-1), “Accounting for Planned Major Maintenance Activities”

FSP AUG AIR-1 was issued in September 2006 and will be effective for us after our year ending December 31, 2006.  FSP AUG AIR-1 prohibits companies from using an “accrue-in-advance” method for recognizing planned major maintenance on plant and equipment.    We do not believe that FSP AUG AIR-1 will have a significant impact on our Company, as we do not practice this method of recognizing maintenance expense.

5.                                      Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we define operating segments as components of an enterprise for which separate financial information is available. This information is reviewed regularly by our chief operating decision-maker, to evaluate performance and to make operating decisions. We have identified our Chief Executive Officer as our chief operating decision-maker. The chief operating decision-maker reviews revenue and overall results of operations by segment.

During the nine months ended  September 30, 2006, we operated our business across two operating segments, based on the legal structures of SpectraLink and KIRK. Prior to the fiscal year 2006, and the acquisition of KIRK, we operated as one segment.   In the third quarter of 2006, management determined that certain costs related to the acquisition of KIRK would not be allocated to operating results of either segment, which is a change from our segment presentation in previous quarterly reports.  Management continues to review the structure of the Company and may modify our segment structure again in the ensuing quarters.   We have presented below the prior quarters’ segment results without acquisition-related unallocated costs for comparative purposes.

The SpectraLink segment primarily consists of our Americas operations and corporate activities, including ongoing global corporate support functions such as executive offices, legal, finance and treasury. The SpectraLink segment also includes branch sales and sales support personnel located in the United Kingdom and Australia.

The KIRK segment is comprised of the operations and corporate activities of KIRK acquired on January 3, 2006 (See Note 2). KIRK designs, manufactures and sells wireless onsite adjunct communication solutions. KIRK also includes two subsidiaries: KIRK telecom, Inc., which in 2005 was a distribution sales and support subsidiary in the United States; and KIRK scantel A/S, which designs, contract manufactures and sells wired and wireless telephones under the KIRK brand name to the residential market, primarily in the Scandinavian countries. KIRK telecom, Inc. had minimal activity in 2006, as its staff was hired by SpectraLink.

Unallocated costs primarily consist of costs incident to the acquisition of KIRK, including debt service, amortization of intangible assets, purchased in-process research and development and foreign currency changes.

We had one customer in the nine months ending September 30, 2006, from which revenue exceeded 10% of our consolidated net revenue. Both segment results include sales from this customer, which totaled $3.9 million and $14.6 million for the three and nine months ended September 30, 2006, respectively. We had no customers representing greater than 10% of revenues in the comparable 2005 periods.

The following summarizes our results and total assets by segment (in thousands):

Three months ended:	SpectraLink	KIRK	Unallocated	Eliminations (1)	Total
September 30, 2006
Revenue	$ 29,410	$ 8,622	$ —	$ (81)	$ 37,951
Income (loss) from operations	3,234	1,017	(1,130)	(9)	3,112
September 30, 2005
Revenue	24,762	—	—	—	24,762
Income (loss) from operations	5,255	—	(4)	—	5,251

Three months ended:	SpectraLink	KIRK	Unallocated	Eliminations (1)	Total
June 30, 2006
Revenue	$ 27,116	$ 8,501	$ —	$ (278)	$ 35,339
Income (loss) from operations	1,520	186	(1,130)	(152)	424
June 30, 2005
Revenue	22,111	—	—	—	22,111
Income (loss) from operations	3,967	—	(28)	—	3,939

Three months ended:	SpectraLink	KIRK	Unallocated	Eliminations (1)	Total
March 31, 2006
Revenue	$ 26,319	$ 7,650	$ —	$ —	$ 33,969
Income (loss) from operations	1,483	(519)	(3,146)	—	(2,182)
March 31, 2005
Revenue	20,588	—	—	—	20,588
Income (loss) from operations	3,213	—	(22)	—	3,191

Nine months ended:	SpectraLink	KIRK	Unallocated	Eliminations (1)	Total
September 30, 2006
Revenue	$ 82,845	$ 24,773	$ —	$ (359)	$ 107,259
Income (loss) from operations	6,237	684	(5,406)	(161)	1,354
September 30, 2005
Revenue	67,461	—	—	—	67,461
Income (loss) from operations	12,435	—	(54)	—	12,381

Assets as of:
September 30, 2006 (2)	$ 65,623	37,781	30,906	—	$ 134,310
June 30, 2006 (2)	64,543	37,986	31,970	—	134,499
March 31, 2006 (2)	66,152	38,054	33,043	—	137,249
December 31, 2005	130,474		318	—	130,792

(1) Sales commenced between segments in the second quarter of 2006.

(2) Intercompany balances have been eliminated.

6.  Earnings Per Share

Basic earnings per share is computed by dividing the income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings per share is determined by dividing the income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents as determined utilizing the treasury stock method.  Potentially dilutive common stock options, totaling 3.4 million and 1.8 million for the three months ended September 30, 2006 and 2005, respectively, and 2.9 million and 1.7 million for the nine months ended September 30, 2006 and 2005, respectively, were excluded from the calculation because they were anti-dilutive.  Weighted average options, restricted stock awards, and rights to purchase 0.1 million shares of common stock were excluded from the diluted share calculation for the nine months ended September 30, 2006, as their effect would have been anti-dilutive as a result of the net loss for the period.  In accordance with debt covenants, we have not declared dividends in the nine months ended September 30, 2006.  See Note 9.  A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Three months ended September 30,
	(In thousands, except per share amounts)
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$ 1,749	19,390	$ 0.09	$ 3,606	18,940	$ 0.19
Effect of dilutive securities:
Stock purchase plan	—	20	—	—	12	—
Restricted stock awards	—	11	—	—	—	—
Stock options outstanding	—	19	—	—	238	—
Diluted EPS—	$ 1,749	19,440	$ 0.09	$ 3,606	19,190	$ 0.19

	Nine months ended September 30,
	(In thousands, except per share amounts)
	2006			2005
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic EPS—	$ (612)	19,300	$ (0.03)	$ 8,423	19,070	$ 0.44
Effect of dilutive securities:
Stock purchase plan	—	—	—	—	18	—
Restricted stock awards	—	—	—	—	—	—
Stock options outstanding	—	—	—	—	292	(0.01)
Diluted EPS—	$ (612)	19,300	$ (0.03)	$ 8,423	19,380	$ 0.43

7.   Goodwill and Other Intangibles

The following table presents details of our intangible assets, other than goodwill, as of September 30, 2006:

	Useful Life	Gross Amount	Accumulated Amortization	Net
	(Years)		(In thousands)
International and domestic licenses	1-5	$ 1,060	$ 393	$ 667
Patents and technology	5-8	24,077	2,652	21,425
Customer relationships	7-11	7,686	500	7,186
Other	11	1,738	110	1,628
Total		$ 34,561	$ 3,655	$ 30,906

The following table presents details of our intangible assets, as of December 31, 2005:

	Useful Life	Gross Amount	Accumulated Amortization	Net
	(Years)		(In thousands)
International licenses	1-5	$ 589	$ 272	$ 317
Other	Indefinite	1	—	1
Total		$ 590	$ 272	$ 318

The estimated future amortization expense of intangible assets is as follows:

Fiscal Year	Amount
(In thousands)
2006 (remaining)	$ 1,129
2007	4,812
2008	4,647
2009	4,413
2010	4,125
Thereafter	11,780
$ 30,906

Amortization expense of intangible assets was $1.1 million and $3.4 million for the three and nine months ended September 30, 2006, respectively, and insignificant for the comparable periods in 2005.

As a result of acquiring KIRK (Note 2), we allocated $23.9 million to goodwill , which was completely allocated to our KIRK segment at September 30, 2006.   See Note 2 for the detailed listing of values assigned to KIRK intangibles and goodwill.

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

We are exposed to foreign currency exchange risk in the normal operation of our business. Our primary currency risks result from our investment in KIRK, which is a Danish Krone functional currency business, and through certain KIRK inventory purchases denominated in U.S. Dollars and Euros. To mitigate this risk, KIRK purchases forward currency contracts, which do not qualify for hedge accounting. Forward currency contract activity was insignificant in the nine months ended  September 30, 2006.

9.             Debt

Debt consisted of the following:

	As of:
	September 30, 2006	December 31, 2005
	(in thousands)
Term loan payable to bank, quarterly principal installments of $1.25 million beginning on March 31, 2006, with final maturity in December 2008; variable quarterly interest payments, (interest at 8.25% as of December 31, 2005), collateralized by substantially all assets of the Company	$ —	$ 15,000

Term loan payable to bank, quarterly principal installments of $1.25 million beginning on September 30, 2006, with final maturity in June 2008; variable quarterly interest payments, (interest at 7.38% as of September 30, 2006), collateralized by substantially all assets of the Company	8,750	—

Revolving line of credit, principal due and payable in December 2008, variable quarterly interest payments at 7.38% and 8.25% as of September 30, 2006, and December 31, 2005, respectively, collateralized by substantially all assets of the Company	6,300	18,050

Total Long-Term Debt	$ 15,050	$ 33,050
Less: Current Portion of Long-Term Debt	(6,000)	(15,000)
Total Non-current Long-Term Debt	$ 9,050	$ 18,050

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

Borrowings under the revolving line of credit and the new term loan bear interest at either the JP Morgan Prime rate plus 1% or at a LIBO rate plus a spread determined by our leverage ratio, which was 2% at September 30, 2006.  At September 30, 2006, the Company’s interest rate on the revolving line of credit was based upon LIBO plus 2% (7.38%). At December 31, 2005, our interest was based upon the JP Morgan prime plus 1% (8.25%). The initial interest rate for the new term loan was set at 9.25% and converted to 7.38% on August 7, 2006.  The amount available for borrowings under the revolving line of credit are determined based on the borrowing base calculation as defined in the Credit Facility beginning with the month ended June 2006. As of September 30, 2006, approximately $12.1 million was available for additional borrowings under the line of credit. We are obligated to pay annual commitment fees of up to a maximum of 0.5% of the unused amount of the revolving credit line. Amounts due under the Credit

Facility are secured by a first security interest in substantially all of the Company’s assets.

The new term loan must be repaid in quarterly installments of $1.25 million, beginning on September 30, 2006, and can be prepaid without penalty.   The revolving line of credit may also be prepaid at any time without penalty.  We prepaid $1.75 million of the revolving line of credit balance in the nine months ended September 30, 2006. It is management’s intention to prepay $1.0 million of the outstanding line of credit with funds available in addition to the term loan installments totaling $5.0 million over the next twelve months. Therefore, $6.0 million of our total debt balance has been classified as current as of September 30, 2006.

Under the Credit Facility, we are required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements related to consolidated net worth, a quarterly leverage ratio and a quarterly fixed charge ratio. The Credit Facility also limits our ability to: enter into secured and unsecured borrowing arrangements, issue dividends to stockholders (the Company was permitted to pay a dividend in December 2005), repurchase our stock, acquire and dispose of businesses, and issue additional shares of our stock, among other requirements, as defined in the Credit Facility. We were in compliance with all covenants related to the Credit Facility at September 30, 2006, and as of the date of this report.

Future maturities of long-term debt (reflecting contractual maturities and management’s intent) are as follows as of September 30, 2006:

2006 (remaining)	$ 1,250
2007	6,000
2008	7,800
$ 15,050

10.          Income Taxes

Consolidated income tax expense was $1.0 million, or an effective tax rate of 37.4%, for the three months ended September 30, 2006, compared to income tax expense of $2.0 million, or an effective tax rate of 35.6%, for the same period last year. For the nine months ended September 30, 2006, consolidated income tax expense was $0.8 million, or an effective tax rate of 409%, compared to income tax expense of $4.9 million, or an effective tax rate of 37.0%, for the same period last year.

Our 2006 effective tax rate is impacted by the mix of domestic versus foreign income and the absence of the research and development tax credit thus far in 2006.   Further, a nondeductible in-process research and development write-off in the first quarter of 2006 and third quarter 2006 adjustments as a result of finalizing our 2005 tax return, have caused our quarterly tax rates to fluctuate.  Excluding the impact of the non-deductible in-process research and development charge, our 2006 effective tax rate is estimated to range between 48% and 52%.

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

As discussed in Note 2, we formed a Danish holding company, SpectraLink Denmark, ApS in December of 2005, for the purposes of acquiring KIRK. Under the accounting guidance of APB 23 and SFAS 109, we have elected to treat the holding company’s earnings as permanently reinvested.

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

	Three months ended September 30,
	2006	2005
	(In thousands)

Beginning Balance, Accrued Product Warranty and Service	$ 1,555	$ 800
Additions to the accrual for product warranties	314	154
Reductions for incurred warranty charges	(300)	(212)
Ending Balance, Accrued Product Warranty and Service	$ 1,569	$ 742

	Nine months ended September 30,
	2006	2005
	(In thousands)

Beginning Balance, Accrued Product Warranty and Service	$ 947	$ 901
Warranty reserves assumed in acquisition of KIRK (Note 2)	459	—
Additions to the accrual for product warranties	1,174	559
Reductions for incurred warranty charges	(1,011)	(718)
Ending Balance, Accrued Product Warranty and Service	$ 1,569	$ 742

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

12.          Stockholders’ Equity

During the third quarter of 2005, we paid a quarterly cash dividend of $0.10 per share totaling $1.9 million to holders of common stock.  For the nine months ended September 30, 2005, we paid three quarterly cash dividends of $0.10 per share for a total of $5.8 million. No treasury stock was repurchased in the third quarter of 2005.  For the nine months ended September 30, 2005, we repurchased 462,000 of our outstanding common stock (now classified as treasury stock) for $5.0 million.   Our credit facility has restricted us from repurchasing shares of our stock in 2006.

13.          Stock-Based Compensation

We have recognized expense related to five equity incentive plans under SFAS 123R in 2006:  the 2006 Equity Incentive Plan (the “2006 EIP”), the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), the 2006 International Employee Stock Purchase Plan (the “2006 IESPP), the 2000 Stock Option Plan (a successor to the Company’s original option plan and collectively called the (“Previous  Option Plans”) and the Employee Stock Purchase Plan (the “previous ESPP”).   On May 23, 2006, our stockholders approved the 2006 equity incentive plans, which became effective with the filing of a Form S-8 on August 22, 2006.  No grants were made under the Previous Plans subsequent to May 23, 2006, and shares available for future grants under the Previous Plans on May 23, 2006 became eligible for future grants under the 2006 plans.

The Previous Option Plans

The Previous Option Plans provided selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase shares of the Company’s common stock.  Under the terms of the Previous Option Plans, the purchase price per share of a non-qualified stock option was not less than par value per share of the Company’s common stock at the time of grant. The purchase price per share of an incentive stock option was not less than 100% of the market value per share of the Company’s common stock at the time of grant. If the grantee of an incentive stock option owned more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price was set to at least 110% of the market value of a share of the Company’s common stock at the date of grant. Options granted under the Previous Option Plans are exercisable for periods ranging from 8 to 10 years from date of grant. Options vest at a rate of 25% after 12 months from the date of grant, and ratably per month thereafter, conditioned upon continued employment.  Full vesting occurs after 48 months from the date of grant.  It is the Company’s intention to discontinue issuing any options under the 2006 EIP and no options were issued in the third quarter of 2006; although we continue to amortize the value of previously issued stock options to expense as they vest.

The weighted-average grant date fair value of options granted was $6.50 and $7.82 during the second and first quarters of 2006, respectively.   The total intrinsic value of options exercised during the three months ended September 30, 2006, was $22,000.  As of September 30, 2006, there was $5.3 million of total unrecognized compensation cost from share-based compensation granted under the Previous Options Plans, related to unvested shares. This compensation is expected to be recognized over a weighted-average period of approximately 1.4 years.

We selected the Black-Scholes option-pricing model as the most appropriate valuation method for our stock option awards.  The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants. Note that for 2006 grants under the Previous Option Plans, we have separated the optionees into three groups:  Non-employee directors, Executive Officers, and Management/Staff. We have determined that the exercise behavior of the three groups is distinct and; therefore, the assumptions are different for purposes of valuing their options using the Black-Scholes model. Volatility for the three groups is estimated to be approximately 69%. The risk-free interest rate and expected terms (net of forfeitures) is 5.09% and 5 years, respectively, for all groups and the dividend yield is 0%.

Stock options outstanding at September 30, 2006, changes during the nine months ended  September 30, 2006, and shares available for grant under the 2000 Option Plan are presented below:

	Shares available for grant (1)	Outstanding options	Weighted- average exercise price, per common share	Remaining contractual life, in years	Aggregate intrinsic value
	(in thousands)	(in thousands)			(in thousands)
Outstanding as of December 31, 2005	2,872	3,116	$ 13.64
Authorized	—	—	—
Granted	(633)	633	$ 12.50
Exercised	—	(162)	$ 9.18
Forfeited/expired	38	(38)	$ 12.87

Outstanding as of March 31, 2006	2,277	3,549	$ 13.65
Authorized	—	—	—
Granted	(113)	113	$ 10.58
Exercised	—	(19)	$ 4.53
Forfeited/expired	78	(78)	$ 12.15
Available for 2006 EIP	(2,242)	—

Outstanding as of June 30, 2006	—	3,565	$ 13.63
Authorized	—	—
Granted	—	—
Exercised	—	(8)	$ 5.89
Forfeited/expired	292	(292)	$ 15.60
Available for 2006 EIP	(292)

Outstanding as of September 30, 2006	—	3,265	$ 13.48	7.66	$ 87

Exercisable at September 30, 2006		2,084	$ 14.06	6.89	$ 85

(1)           Shares unused under the Previous Option Plans will be available for grant under the 2006 EIP.

A summary of additional information related to the options outstanding as of September 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$3.25 - $9.16	417	5.65	$ 8.52	355	$ 8.51
$9.21 - $10.75	412	7.51	10.37	201	10.26
$10.78 - $12.61	413	7.85	12.12	132	11.63
$12.63	426	9.35	12.63	0	0.00
$12.68 - $14.04	437	8.09	13.39	333	13.55
$14.09 - $16.08	372	7.75	15.35	372	15.35
$16.17- $16.62	362	8.23	16.61	302	16.61
$16.75 -$22.00	422	6.95	19.25	385	19.10
$22.30 -$24.80	3	4.64	23.61	3	23.61
$27.00	1	1.41	27.00	1	27.00

Total	3,265	7.66	$ 13.48	2,084	$ 14.06

The 2006 Equity Incentive Plan

The 2006 EIP provides for various equity compensation arrangements that the Compensation Committee may approve for grant to selected employees, executive officers, directors, agents, consultants and independent contractors of the Company.  Under the terms of the 2006 EIP, the Compensation Committee may grant either non-qualified or incentive stock options, as defined by the Internal Revenue Service, restricted stock awards, stock appreciation rights, and restricted stock units.  On August 30, 2006, the Compensation Committee approved a restricted stock award program under the 2006 EIP that replaces the Previous Option Plans.   Restricted stock awards under the 2006 EIP program follow the same vesting schedule and are granted with a purchase price per share of $0.01.   Note that Board of Directors’ equity grants vest at a rate of 50% after 12 months and ratably thereafter with full vesting at 24 months.  The total intrinsic value of restricted stock awards granted during the quarter ended September 30, 2006 was $0.4 million.  As of September 30, 2006, there was $0.4 million of total unrecognized compensation cost from share-based compensation granted under the 2006 EIP, related to unvested restricted stock.   This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years.

Restricted stock awards outstanding at September 30, 2006, changes during the three months ended September 30, 2006, and shares available for grant under the 2006 EIP are presented below:

	Shares available for grant (1)	Outstanding awards
	(in thousands)
Outstanding as of June 30, 2006	2,242	—
Authorized	1,500	—
Shares available from Previous Option Plans	292
Granted	(49)	49
Vested	—	—
Forfeited/expired	—	—

Outstanding as of September 30, 2006	3,985	49

(1)          Shares unused under the Previous Option Plans will be available for grant under the 2006 EIP.

2006 ESPP, 2006 IESPP, and previous ESPP Plan (the “ESPP Plans”)

Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the ESPP plans if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the ESPP Plans.  The 2006 IESSP terms vary as needed to comply with foreign tax laws.  Common stock purchased under the ESPP Plans is equal to 85% of the lower of the market value on the commencement date or termination date of each offering period (usually six months).   We completed a six month offering period on August 15, 2006 under the previous ESPP Plan in which 78,000 shares were purchased at $6.69 a share and with an intrinsic value of $92 thousand.  A new, seven-month offering period under the 2006 ESPP and 2006 IESPP Plans began on August 16, 2006.    Total expense recognized during the offering period for all ESPP Plans was $0.3 million.

We do not separate our employees into groups for purposes of valuing the ESPP Plan awards. The assumptions we used to value the 2006 ESPP and 2006 IESPP shares under the new offering period are as follows:  Interest rate —4.8%; Dividend yield — 0%; Expected term — 7 months; Volatility —41%. At September 30, 2006, there was $143,715 of total unrecognized compensation cost related to our 2006 ESPP and 2006 IESPP, which will be recognized over the remaining offering period, through March 15, 2007.

The following table sets forth the total stock-based compensation expense resulting from stock-based compensation included in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended September 30, 2006
	Option Plan	Restricted Stock Awards	ESPP/IESPP
Cost of product and service revenue	$ 21	$ —	$ 2
Research and development	170	1	17
Selling and marketing	104	1	10
General and administrative	436	23	92
Stock-based compensation expense before income taxes	731	25	121
Income tax benefit (1)	(366)	(13)	(61)
Total stock-based compensation expense after income taxes	$ 365	$ 12	$ 60
Basic cost per share	$ 0.02	$ —	$ —

Diluted cost per share	$ 0.02	$ —	$ —

	Nine months ended September 30, 2006
	Option Plan	Restricted Stock Awards	ESPP/IESPP
Cost of product and service revenue	$ 95	$ —	$ 19
Research and development	549	1	62
Selling and marketing	318	1	51
General and administrative	1,283	23	184
Stock-based compensation expense before income taxes	2,245	25	316
Income tax benefit (1)	(1,123)	(13)	(158)
Total stock-based compensation expense after income taxes	$ 1,122	$ 12	$ 158
Basic and diluted cost per share	$ 0.06	$ —	$ 0.01

(1) Tax effected at an estimated 50% annual effective tax rate. (See Note 10)

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

The following table illustrates the effect on net income (loss) after tax and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine months ended  September 30, 2005, (in thousands, except per share amounts):

Three months ended September 30, 2005
Net income, as reported	$ 3,606
Deduct stock-based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options (1)	(350)
Compensation expense for the stock purchase plan	(38)
Net income, pro forma	$ 3,218
Earnings per share:
Basic – as reported	$ 0.19
Basic – pro forma	$ 0.17
Diluted – as reported	$ 0.19
Diluted – pro forma	$ 0.17

Nine months ended September 30, 2005
Net income, as reported	$ 8,423
Deduct stock-based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options (1)	(5,957)
Compensation expense for the stock purchase plan	(114)
Net income, pro forma	$ 2,352
Earnings per share:
Basic – as reported	$ 0.44
Basic – pro forma	$ 0.12
Diluted – as reported	$ 0.43
Diluted – pro forma	$ 0.12

(1) Includes compensation expense (net of related tax effect) resulting from the acceleration of vesting of certain outstanding stock options, as described below.

For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:  risk-free interest rates of 4.17% and 3.77%, respectively, for the three and nine months ended September 30, 2005; expected lives (net of forfeitures) of 4.08 years and 3.51 years, respectively, for the three and nine months ended September 30, 2005; a $0.10 per share quarterly dividend for the three and nine months ended September 30, 2005; and expected volatility of 70.5% and 73.3%, respectively,  for the three and nine months ended September 30, 2005.  The fair value of each purchase right under the employee stock purchase plan is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions: a $0.10 per share quarterly dividend for the three and nine months ended September 30, 2005; an expected life of eight months and 6.7 months for the three and nine months ended September 30, 2005; expected volatility of 41.1% and 46.4%, respectively, for the three and nine months ended September 30, 2005; and a risk-free interest rate of 3.73% and 3.56%, respectively, for the three and nine months ended September 30, 2005.

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

The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options upon the adoption SFAS 123R.     These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, in accordance with SFAS No. 123, the Company included the remaining unamortized compensation expense of approximately $3.9 million (net of tax) related to the accelerated options in its pro forma net income (loss) and earnings (loss) per share for the three months ended June 30, 2005. Had this acceleration not been taken, the unamortized fair value-based compensation expense would have been recorded in future periods through 2009, under vesting schedules in place prior to the acceleration, which generally would have resulted in fair value-based compensation expense of  $88,000 for the three months ended September 30, 2005, $1.2 million for the remainder of 2005, $1.5 million in 2006, $0.8 million in 2007, $0.3 million in 2008 and $14,000 in 2009, all without regard to the effect of forfeitures.

Cash proceeds from the exercise of stock options were insignificant and $ 0.2 million for the three months ended September 30, 2006, and 2005, respectively, and $1.6 million and $ 1.6 million for the nine months ended September 30, 2006 and 2005, respectively.   Net cash proceeds from employee stock purchases were $0.5 million and $0.0 million for the three months ended September 30, 2006 and 2005, respectively, and $1.1 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively.  In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows in 2006 rather than operating cash flows, as presented previously.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements about future events and expectations in this Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and stockholders in the course of presentations about SpectraLink, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements we make regarding future prospects for growth in the on-premise wireless telephone system and phone market, our ability to maintain or increase our market share, our ability to introduce new products successfully, success in integrating the KIRK acquisition and our future operating results. In addition, words such as “believes,” “anticipates,” “expects,” “plans,” “estimates,” “intends,” “could,” “might,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on assumptions, which are believed reasonable but, by their nature, are all inherently uncertain and involve risk. In all cases, results could differ materially from those projected.  Certain risks and uncertainties relating to forward-looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition” and in Item 1A of this Form 10-Q under the caption “Risk Factors”. New risks and uncertainties come up from time to time and it is impossible for us to predict these events or how they may affect us. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Business Description and Overview

SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed wireless telephone communication systems for businesses.  Our product portfolio consists of three types of product categories differentiated by the wireless technologies implemented into the product:  The Link™ wireless telephone system (Link wts) and NetLink™ wireless telephones and the KIRK DECT telephone system. The Link wts uses a proprietary radio infrastructure in the 902-928 MHz radio band targeted to organizations that desire a dedicated wireless voice solution for their on-premises mobile workforce.  The NetLink wireless telephone products operate over IEEE 802.11-compliant wireless local area networks (wireless LANs) in the 2400-2483 MHz frequency band using standards-based Internet Protocol (IP) technology.  NetLink products are targeted to organizations that want both a wireless voice and wireless data solution on a single network.  SpectraLink also offers an Open Application Interface (OAI), which enables third-party messaging applications to be integrated with our wireless telephones. Because of the recent advances in wireless LAN technology, a significant portion of our development efforts will focus on our existing NetLink products as well as new products that operate on a wireless LAN. As a result of acquiring KIRK, we began offering the KIRK DECT products which operate in compliance with the DECT standard.

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

Recent Developments

OEM partners Nortel and NEC North America are now offering DECT systems as part of their wireless portfolios in North America.   Internationally, NetLink wireless telephones are being integrated into the product offerings of KIRK distributors we obtained through our purchase of KIRK telecom.  We are also working with KIRK telecom’s top eight distributors, all of whom attended a partner conference and training session including the NetLink product in the fourth quarter.

In the second quarter of 2006, we first started selling the new Link 6020 handset.  The Link 6020 handset includes a larger display, improved battery performance, speakerphone, and new user-interface and profile attributes to improve usability in a wide variety of enterprise applications. We also launched the KIRK Wireless Server 600v3, a cost-effective and highly scalable solution that offers wireless IP telephony via DECT infrastructure for customers running VoIP over a Cisco CallManager, H.323 or SIP servers.

Gross Margin

Sales through our OEM partners and relative product mix impact our margins.  We realize lower margins on products sold through OEM relationships because of the pricing arrangements inherent in these relationships.  Our Link product line gross margin is approximately 7% higher than the aggregate gross margin from the sale of the NetLink products because of the added infrastructure associated with Link sales.  KIRK products also have a lower gross margin of approximately 40% to 45%, which is lower than the gross margin on our Link products.

We are continuing our transition from a North American-oriented niche market provider to a global supplier of workplace wireless telephone systems and handsets with our recent acquisition of KIRK, as well as our partnerships with some of the largest telecommunications manufacturers worldwide including Alcatel, Avaya, Inter-Tel, NEC America, and Nortel. Because our OEM partners primarily sell NetLink wireless telephones, if OEM sales increase, we would expect NetLink and KIRK DECT sales to also increase.   If we sell proportionately more NetLink and DECT than Link, we will continue to see pressure on our overall gross margins.

Liquidity

Our cash, cash equivalents and investments at September 30, 2006, decreased to $15.1 million from $16.4 million at June 30, 2006, as we repaid approximately $2.0 million on our Credit Facility, and continued to purchase inventory to support our new product offerings.  Capital spending has slowed in the third quarter of 2006 to $0.7 million, as compared to $5.0 million in the first half of the year.  We continue to invest in low-risk instruments including government securities and tax-free investments.

Our inventory increased to $19.5 million at September 30, 2006 compared to $18.9 million at June 30, 2006.  This increase was primarily related to the build-up of parts necessary to ensure a smooth transition to our new products introduced earlier in 2006.   It remains our goal to reduce net inventory over the next few quarters as we work through this transitional period.

Consolidated Results of Operations

For the three months ended September 30, 2006, we generated sales of $38.0 million and net income of $1.7 million, or $0.09 diluted earnings per share.  For the three months ended September 30, 2006, we incurred $1.1 million of amortization expense on intangible assets, primarily related to our acquisition of KIRK.  We also incurred approximately $0.9 million related to the expensing of stock-based compensation in accordance with SFAS 123R.  In comparison, for the third quarter of 2005, net income was $3.6 million, or $0.19 earnings per diluted share, on sales of $24.8 million.

For the nine months ended September 30, 2006, we generated sales of $107.3 million and a net loss of $0.6 million, or a loss of $0.03 per diluted share.  For the nine months ended September 30, 2006, we incurred $3.4 million of amortization expense on intangible assets, primarily related to our acquisition of KIRK and $2.0 million related to acquired in-process research and development expense.  We also incurred approximately $2.6 million relating to the expensing of stock-based compensation in accordance with SFAS 123R.  In comparison, for the nine months ended September 30, 2005, net income was $8.4 million, or $0.43 earnings per diluted share, on sales of $67.5 million.

Consolidated sales for the three months ended September 30, 2006, increased 53% to $38.0 million from $24.8 million for the same period last year. Consolidated sales for the nine months ended September 30, 2006, increased 59% to $107.3 million from $67.5 million for the same period last year. The increase in sales was primarily due to the acquisition of KIRK and due to increases in SpectraLink’s sales from its OEM and distribution channels as well as an increase in service sales.  KIRK sales decreased approximately 20% and 17% from the comparable quarterly and year-to-date 2005 consolidated proforma results, respectively, due to a decline in North America OEM sales.

Our traditional distribution channels were responsible for approximately 49% of third quarter product sales, original equipment manufacturer (OEM) partners contributed approximately 35% of third quarter product sales, and the balance of 16% was met through our direct sales team.  For the fourth consecutive quarter, sales of our NetLink wireless telephones exceeded sales of the Link wts.  NetLink sales for the third quarter accounted for 36% of product sales, or $10.8 million, Link sales accounted for 36% of product sales, or $10.6 million, and KIRK DECT sales accounted for 28% of product sales or $8.4 million. For the three and nine months ended September 30, 2006, we had one customer that accounted for over 10% of our consolidated net sales.

For the nine months ended September 30, 2006, our traditional distribution channels were responsible for approximately 47% of product sales, original equipment manufacturer (OEM) partners contributed approximately 36% of product sales, and the balance of 17% was met through our direct sales team.  NetLink sales for the nine months ended September 30, 2006 accounted for 37% of product sales, or $31.2 million, Link sales accounted for 35% of product sales, or $29.6 million, and KIRK DECT sales accounted for 28% of product sales or $23.8 million. During the third quarter of 2006, we had one customer that accounted for over 10% of our consolidated net sales.

Consolidated service sales for the three months ended September 30, 2006, increased 40% to $8.1 million compared to $5.8 million for the same period last year. Consolidated service sales for the nine months ended September 30, 2006, increased 38% to $22.6 million compared to $16.4 million for the same period last year.  The increases in service sales are primarily attributed to increases in maintenance contracts relating to products previously sold to a larger installed base, installations and time and materials services.

Overall consolidated gross margin for the three months ended September 30, 2006, was 56% or $21.4 million compared to 66% or $16.3 million for the same period last year. For the nine months ended September 30, 2006, our consolidated gross margin was 57% or $61.0 million compared to 65% or $44.1 million for the same periods last year.  We attribute the dilution of our gross margin primarily to the addition of KIRK DECT products to our product offerings and an increase in our NetLink sales. Both KIRK DECT and NetLink products carry a lower gross margin than our Link product, and as product mix shifts, gross margin is affected.   Our margin also decreased because of the higher percentage contribution from our service business in 2006 that carries a lower gross margin.

Consolidated research and development expense excluding acquired in-process research and development expense and amortization of intangible assets for the three months ended and nine months ended September 30, 2006, respectively, increased 76% and 114% to $4.8 million and $16.4 million from $2.7 million and $7.6 million for the same periods last year. The increases were primarily due to the acquisition of KIRK, additional resources required to support our new product rollouts and compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R.

Consolidated marketing and selling for the three months and nine months ended September 30, 2006, respectively, increased 34% and 38% to $8.9 million and $26.5 million from $6.7 million and $19.2 million for the same periods last year. The increases were primarily due to the acquisition of KIRK and compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R.

Consolidated general and administrative expenses for the three months and nine months ended September 30, 2006, respectively, increased 105% and 136% to $3.5 million and $11.3 million from $1.7 million and $4.8 million for the same periods last year. The increases were primarily due to the acquisition of KIRK, compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R and increased professional services fees.

Net consolidated other (expense) income was a net other expense of $0.3 million and $1.2 million for the three months and nine months ended  September 30, 2006, respectively, compared to a net other income of $0.3 million and $1.0 million for the same periods in the prior year.  For the three months and nine months ended September 30, 2006, we incurred interest expense, including amortization of debt issuance costs, related to our credit facility of approximately $0.4 million and $1.7 million, offset in part by interest income of $0.1 million and $0.5 million, respectively.  For the three months and nine months ended September 30, 2005, we earned interest income of $0.4 million and $1.1 million, respectively.

Consolidated income tax expense was $1.0 million, or an effective tax rate of 37.4%, for the three months ended September 30, 2006, compared to income tax expense of $2.0 million, or an effective tax rate of 35.6%, for the same period last year. For the nine months ended September 30, 2006, consolidated income tax expense was $0.8 million, or an effective tax rate of 409%, compared to income tax expense of $4.9 million, or an effective tax rate of 37.0%, for the same period last year.

Our 2006 effective tax rate is impacted by the mix of domestic versus foreign income and the absence of the research and development tax credit thus far in 2006.   Further, a nondeductible in-process research and development write-off in the first quarter of 2006 and third quarter 2006 adjustments as a result of finalizing our 2005 tax return, have caused our quarterly tax rates to fluctuate.  Excluding the impact of the non-deductible in-process research and development charge, our 2006 effective tax rate is estimated to range between 48% and 52%.

Segment Results of Operations

During the nine months ended September 30, 2006, we operated our business across two operating segments, based on the legal structures of SpectraLink and KIRK. Prior to fiscal year 2006, and the acquisition of KIRK, we operated as one segment.   In the third quarter of 2006, management determined that certain costs related to the acquisition of KIRK would not be allocated to operating results of either segment, which is a change from our segment presentation in previous quarterly reports.  Management continues to review the structure of the Company and may modify our segment structure again in the ensuing quarters.   We have presented below the prior quarters’ segment results without acquisition-related unallocated costs for comparative purposes.

The SpectraLink segment primarily consists of our Americas operations and corporate activities, including ongoing global corporate support functions, such as executive offices, legal, finance and treasury. The SpectraLink segment also includes branch sales and sales support personnel located in the United Kingdom and Australia.

The KIRK segment is comprised of the operations and corporate activities of KIRK acquired on January 3, 2006 (See Note 2 on page 7). KIRK designs, manufactures and sells wireless onsite adjunct communication solutions. KIRK also includes two subsidiaries: KIRK telecom, Inc., which in 2005 was a distribution sales and support subsidiary in the United States; and KIRK scantel A/S, which designs, contract manufactures and sells wired and wireless telephones under the KIRK brand name to the residential market, primarily in the Scandinavian countries. KIRK telecom, Inc. had minimal activity in 2006 as its staff was hired by SpectraLink.

Unallocated costs primarily consist of costs incident to the acquisition of KIRK, including debt service, amortization of intangible assets, purchased in-process research and development and foreign currency changes.

We had one customer in the three and nine months ended September 30, 2006 from which sales exceeded 10% of our consolidated net sales. Both segment results include sales from this customer, which totaled $3.9 million and $14.6 million for the three and nine months ended September 30, 2006, respectively. We had no customers representing greater than 10% of sales in the comparable 2005 periods.

SpectraLink Segment

The following includes insignificant sales to KIRK, that are eliminated in consolidation:

	Three months ended September 30,
(in thousands)	2006	% Change	2005
	(actual)		(actual)
Net product and service sales	$29,410	19%	$24,762
Cost of product and service sales	11,957	42	8,427
Gross profit	17,453	7	16,335
Research and development	3,639	35	2,698
Marketing and selling	7,783	17	6,674
General and administrative	2,797	64	1,708
Income from operations	$3,234	(38)	$5,255

	Nine months ended September 30,
	2006	% Change	2005
	(actual)		(actual)
Net product and service sales	$82,845	23%	$67,461
Cost of product and service sales	32,431	39	23,358
Gross profit	50,414	14	44,103
Research and development	12,489	63	7,644
Marketing and selling	23,422	22	19,215
General and administrative	8,266	72	4,809
Income from operations	$6,237	(50)	$12,435

	Three months ended June 30,
	2006	2005
	(actual)	(actual)
Net product and service sales	$27,116	$22,111
Cost of product and service sales	10,568	7,628
Gross profit	16,548	14,483
Research and development	4,402	2,489
Marketing and selling	8,046	6,508
General and administrative	2,580	1,519
Income from operations	$1,520	$3,967

	Three months ended March 31,
	2006	2005
	(actual)	(actual)
Net product and service sales	$26,319	$20,588
Cost of product and service sales	9,906	7,303
Gross profit	16,413	13,285
Research and development	4,448	2,457
Marketing and selling	7,593	6,033
General and administrative	2,889	1,582
Income from operations	$1,483	$3,213

Net Product and Service Sales. SpectraLink derives its product sales principally from the sale of wireless, on-premises telephone systems. SpectraLink derives its service sales principally from the installation and maintenance service of wireless handsets and on-premises telephone systems. Net product and service sales increased 19% and 23%, respectively, for the three months and nine months ended September 30, 2006, compared to the same periods last year. Product sales increased 13% and 19% to $21.5 million and $60.9 million, respectively, for the three months and nine months ended September 30, 2006, from $19.0 million and $51.0 million for the same periods last year. The increase in product sales was primarily related to an increase in our NetLink product sales, which was largely attributable to an increase in OEM sales and sales to our retail market segment. Service sales increased 37% and 33% to $7.9 million and $21.9 million, respectively, for the three months and nine months ended September 30, 2006, from $5.8 million and $16.4 million for the same periods last year. The increase in service sales was primarily related to an increase in maintenance contracts, installations and time and materials services.

Cost of Product and Service Sales.  Our cost of product sales consists primarily of direct material, direct labor, product packaging, third-party royalties and manufacturing overhead.  For the three months and nine months ended September 30, 2006, cost of product sales increased by 43% and 42%, to $7.7 million and $20.8 million, respectively, from $5.4 million and $14.6 million, respectively, for the same periods last year.

Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.  For the three months and nine months ended September 30, 2006, cost of service sales increased by 40% and 33%, respectively, to $4.2 million and $11.6 million from $3.0 million and $8.7 million for the same periods last year.

Gross Profit.  For the three months and nine months ended September 30, 2006, gross profit percentage (gross profit as a percentage of net sales) decreased to 59.3% and 60.9%, respectively, from 66.0% and 65.4% for the same periods last year. The decrease in gross profit was due to stronger NetLink product sales, which carry lower margins, and increased sales through our OEM partners which typically carry higher discounts as well as an increase in warranty costs, manufacturing variances and manufacturing overhead.

Gross profit percentage from product sales for the three months ended September 30, 2006, decreased to 64.0% from 71.4% for the same period last year primarily due an increase in material costs and additional manufacturing variances. Gross profit percentage from product sales, net for the nine months ended September 30, 2006, decreased to 65.8% from 71.3% for the same period last year primarily due an increase in material costs, additional warranty costs incurred in the first quarter 2006 of approximately $0.3 million for field replacements related to an issue with a specific product, and additional material costs related to a change in product mix including the launch of a new product in the second quarter 2006.

Gross profit percentage from service sales for the three months and nine months ended September 30, 2006, increased to 46.7% and 47.1%, respectively,  from 48.2%  and 47.0%, respectively, for the same periods last year. The increase in gross profit from service sales was due to increased service sales, while costs remain relatively flat.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products, enhance existing products and reduce the cost of our systems. Research and development expenses as a percentage of net sales were 12% and 15%, respectively, for the three months and nine months ended September 30, 2006, compared to 11%, for both the three months and nine months ended September 30, 2005. The increase in research and development dollars spent and the increase as a percentage of net sales, were primarily due to increases in salaries, and employee benefits related to headcount additions as well as increased professional services fees and miscellaneous parts and supplies to support our new product rollouts and compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and benefits for personnel, commissions, travel, product marketing material, tradeshows, sales meetings and market research. Marketing and selling expenses as a percentage of net sales were 26% and 28% for the three months and nine months ended September 30, 2006, compared to 27% and 28%, respectively, for the three months and nine months ended September 30, 2005. Sales and marketing dollars spent increased due to increases in salaries and employee benefits primarily related to headcount additions, commissions, and compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, legal, investor relations, and human resources. General and administrative expenses as a percentage of net sales were 10% for both the three months and nine months ended September 30, 2006, compared to 7% for both the three months and nine months ended September 30, 2005.  The increase in general and administrative dollars spent and the increase as a percentage of net sales, were each due to increases in salaries and employee benefits primarily related to headcount additions and merit raises as well as compensation and compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R. For the nine months ended September 30, 2006, general and administrative expenses also increased due to increased costs for accounting, legal and outside consulting fees related to the acquisition of KIRK that were not capitalizable as a component of the purchase price, and due to increased professional service fees for the implementation of new accounting standards, including option expensing.

KIRK Segment

The following represents the KIRK segment’s actual results for 2006 and pro forma results, as if the acquisition had occurred on January 1, 2005, for comparative purposes. The Danish Krone is KIRK’s functional currency, therefore, results are impacted by fluctuations in the currency exchange between the Danish Krone and the U.S. Dollar.  The quarter over quarter and year over year comparisons as of  September 30, 2006 were positively  impacted by an approximate 5% and 2% strengthening of the Danish Krone against the US Dollar, respectively.  KIRK’s results in the second and third quarters of 2006 include sales to SpectraLink totaling approximately $0.3 million for the six month period.

	Three months ended September 30,
(in thousands)	2006	% Change	2005
	(actual)		(pro forma)
Net product and service sales	$8,622	(20)%	$10,843
Cost of product and service sales	4,646	(14)	5,380
Gross profit	3,976	(27)	5,463
Research and development	1,120	(8)	1,224
Marketing and selling	1,151	(4)	1,199
General and administrative	688	(26)	928
Income from operations	$1,017	(52)	$2,112

	Nine months ended September 30,
	2006	% Change	2005
	(actual)		(pro forma)
Net product and service sales	$24,773	(17)%	$29,772
Cost of product and service sales	14,048	(9)	15,368
Gross profit	10,725	(26)	14,404
Research and development	3,911	7	3,650
Marketing and selling	3,116	(9)	3,424
General and administrative	3,014	(7)	3,225
Income from operations	$684	(83)	$4,105

	Three months ended June 30,
	2006	2005
	(actual)	(pro forma)
Net product and service sales	$8,501	$9,753
Cost of product and service sales	4,760	4,898
Gross profit	3,741	4,855
Research and development	1,433	1,219
Marketing and selling	914	991
General and administrative	1,208	1,291
(Loss) income from operations	$186	$1,354

	Three months ended March 31,
	2006	2005
	(actual)	(pro forma)
Net product and service sales	$7,650	$9,176
Cost of product and service sales	4,642	5,090
Gross profit	3,008	4,086
Research and development	1,358	1,207
Marketing and selling	1,051	1,234
General and administrative	1,118	1,006
Income from operations	$(519)	$639

Net Product and Service Sales. KIRK derives its product sales principally from the sale of wireless, on-premises telephone systems. KIRK derives its service sales principally from the time and material repairs of wireless, on-premises telephone systems. Net product and service sales decreased 20% and 17%, respectively, for the three months and nine months ended September 30, 2006, compared to the same periods last year. The decrease in net sales was primarily related to a decrease in KIRK’s OEM product sales, primarily from one North American customer.

Cost of Product and Service Sales. KIRK’s cost of product sales consists primarily of direct material, direct labor, product packaging, third-party royalties, and manufacturing overhead.  KIRK’s cost of service sales consists primarily of costs incurred to provide product repair. For the three months and nine months ended September 30, 2006, cost of sales decreased by 14% and  9%, respectively, compared to the same periods last year.  Decreases are primarily due to a decrease in material costs required to service  lower OEM sales in 2006, offset by  fixed costs coverage on lower volumes.

Gross Profit. For the three months and nine months ended September 30, 2006, the KIRK segment’s gross profit percentage

(gross profit as a percentage of net sales) decreased to 46% and 43%, respectively, from 50% and 48%, respectively,  for the same periods last year. The decrease in gross profit was due to lower sales primarily in KIRK’s OEM channel and a fixed cost coverage on lower volumes.  Gross profit on service sales did not contribute significantly to the change in KIRK’s total gross profit.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products and enhance our existing products. Research and development expenses as a percentage of net sales were 13% and 16%, respectively, for the three months and nine months ended September 30, 2006, compared to 11% and 12%, respectively, for the three months and nine months ended September 30, 2005. The increase in research and development dollars spent and the increase as a percentage of net sales, were each due to increases in salaries, and employee benefits primarily related to increases in headcount to support development of new products and enhancements to existing products.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, travel and marketing, trade shows and promotion costs. Marketing and selling expenses as a percentage of net sales were 13% for both the three months and nine months ended September 30, 2006, compared to 11% and 12%, respectively, for the three months and nine months ended September 30, 2005.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, legal, and human resources. General and administrative expenses as a percentage of net sales were 8% and 12% for the three months and nine months ended September 30, 2006, compared to 9% and 11%, respectively, for the three months and nine months ended September 30, 2005. The decreases in the third quarter are primarily due to lower professional and recruiting expenses, which had been higher earlier in 2006.

Unallocated Costs

Unallocated costs are separately stated from our operating segment results for the first time in the quarter ended September 30, 2006 and are primarily costs incurred as a result of the acquisition of KIRK in 2006.   Unallocated costs include noncash acquired in-process research and development, amortization of intangible assets, and other income (expense) related to financing and foreign currency fluctuation.  The following tables summarize our unallocated costs, by quarter:

	Three months ended September 30,
(in thousands)	2006	2005
	(actual)	(pro forma)
Acquired in-process research and development	$—	$—
Amortization of intangible assets	(1,130)	(1,103)
	$(1,130)	$(1,103)

	Three months ended June 30,
	2006	2005
	(actual)	(pro forma)
Acquired in-process research and development	$—	$—
Amortization of intangible assets	(1,130)	(1,126)
	$(1,130)	$(1,126)

	Three months ended March 31,
	2006	2005
	(actual)	(pro forma)
Acquired in-process research and development	$(2,021)	$(2,021)
Amortization of intangible assets	(1,125)	(1,120)
	$(3,146)	$(3,141)

	Nine months ended September 30,
	2006	2005
	(actual)	(pro forma)
Acquired in-process research and development	$(2,021)	$(2,021)
Amortization of intangible assets	(3,385)	(3,349)
	$(5,406)	$(5,370)

Liquidity and Capital Resources

The following summarizes our key liquidity and capital resources metrics for the periods presented:

	Nine months ended
	(In thousands)
	September 30, 2006	September 30, 2005
Cash Flows
Cash provided by operating activities	$5,571	$11,609
Cash used in investing activities	(2,920)	(9,985)
Cash used in financing activities	(15,011)	(8,407)

	As of September 30, 2006	As of December 31, 2005
Capital Resources
Cash and cash equivalents	$4,459	$16,703
Investments	10,615	14,088
Cash held in escrow	—	55,148
Working capital, excluding cash held in escrow	31,158	30,271
Short-term debt	6,000	15,000
Long-term debt	9,050	18,050
Available credit	12,127	1,950

Cash flows provided by operations decreased $6.0 million in the nine months ended September 30, 2006, compared to nine months ended September 30, 2005.   The decrease is primarily due to increased spending related to the development and production of a new product, additional interest payments from acquisition related debt and non-capitalizable costs related to the acquisition of KIRK.

Cash used in investing activities decreased by $7.1 million in the nine months ended  September 30, 2006, compared to the nine months ended  September 30, 2005.   This is primarily the result of selling investments to fund part of the KIRK acquisition in 2006, as opposed to purchasing investments in 2005 with our excess cash flow, offset by significant capital expenditures.

Cash used in financing activities increased by $6.6 million for the nine months ended September 30, 2006, compared to the same period last year.  This is primarily the result of repaying $18.0 million of acquisition-related debt, offset by additional cash proceeds $0.7 million from the issuance of stock in 2006.  For the nine months ended September 30, 2005, we paid $5.8 million of dividends and repurchased $5.0 million of treasury stock.

Our available credit under our revolver at the end of September 2006 represents additional borrowings available to us based upon receivables and inventory at September 30, 2006, which is greater than the $6.3 million outstanding under the revolver at the end of September 2006. Per the terms of the Credit Facility, we calculate our available credit at the end of each month, beginning in June 2006 under our Credit Facility (see Note 9 on page 14).  Our intent is to reduce our outstanding debt under the revolver by $1 million over the next 12 months.   Through November  9, 2006, we have made no additional borrowings under the revolver.

Under the Credit Facility, we are required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements related to consolidated net worth, a quarterly leverage ratio and a quarterly fixed charge ratio. The Credit Facility also limits our ability to: enter into secured and unsecured borrowing arrangements, issue dividends to stockholders (the Company was permitted to pay a dividend in December 2005), repurchase our stock, acquire and dispose of businesses, and issue additional shares of our stock, among other requirements, as defined in the Credit Facility. We were in compliance with all covenants related to the Credit Facility at September 30, 2006, and as of the date of this report.

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

Aggregate Contractual Obligations and Commercial Commitments

As of September 30, 2006, expected future cash payments related to contractual obligations and commercial commitments were significantly impacted by the addition of KIRK (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$6,000	$9,050	$—	$—	$15,050
Interest (1)	927	858	—	—	1,785
Operating Leases (2)	1,119	2,739	2,502	1,115	7,475
Other Purchase Commitments (3)	99	5	—	—	104
Total	$8,145	$12,652	$2,502	$1,115	$24,414

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

Off-Balance Sheet Arrangements

As approved by the Company’s Compensation Committee, the Company entered into a change of control severance agreement (“Agreement”) with Ernest Sampias who became the Company’s executive vice president of finance and administration, chief financial officer, secretary and treasurer effective May 15, 2006, and members of the Company’s executive team consisting of John Elms (president, chief executive officer and a director), Masood Garahi (executive vice president of engineering and chief technology officer), John Kelley (executive vice president of operations), Jill Kenney (our former executive vice president of Americas sales, and marketing), Leah Maher (executive vice president and general counsel) and Gary Mead (vice president of market development) effective April 17, 2006, all in the same form. The Company previously agreed to a change of control provision with Ole Lysgaard Madsen (executive vice president of international, and president and managing director of KIRK telecom A/S) upon the Company’s acquisition of KIRK telecom A/S on January 3, 2006, under different terms. According to the terms of the Agreement, in the event a change of control of the Company occurs and an executive’s employment is terminated or constructively terminated within twelve months following the change of control, the affected executive’s outstanding options will fully vest and the affected executive will be entitled to twelve months of the affected executive’s annual salary plus the affected executive’s target bonus plan (which assumes 100% of the target bonus plan is met for the year). Additionally, in the preceding circumstance, that executive will receive benefits until the earlier of one year following termination or the date that executive receives comparable benefits from another employer. On April 10, 2006, David Rosenthal resigned his position as executive vice president of finance and administration, chief financial officer, secretary and treasurer of the Company, thus terminating his agreement, and remained as special assistant to the chief executive officer until September 10, 2006, at his then-current salary. Jill Kenney’s agreement terminated effective with her resignation as an executive officer of the Company on August 31, 2006, and she remains as a special assistant to the president and chief executive officer.

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

Overall economic and industry conditions

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

Adoption of New Accounting Pronouncements

The adoption of the following accounting pronouncements in the nine months ended  September 30, 2006, did not have a material impact on our results of operations, financial condition, or cash flows:

•                  Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”;

•                  SFAS No. 153, “Exchanges of Nonmonetary Assets”;

•                  SFAS No. 154, “Accounting Changes and Error Corrections, which replaces APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”;

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of historical forfeitures, we have applied an annual forfeiture rate of 9% to all unvested options as of September 30, 2006.  This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Forfeited or otherwise cancelled options are returned to the pool of options authorized for issuance under our stock-based compensation plans. It is our policy to issue new shares, as opposed to treasury shares upon exercise or purchase under our stock-based compensation plans.

See Note 13 to the accompanying condensed consolidated financial statements on page 17.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”

FIN 48 was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only income tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  We have not yet quantified the effect of adoption of FIN 48, which we expect to do after our year ending December 31, 2006.

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

SFAS No. 157 (SFAS 157), “Fair Value Measurements”

SFAS 157 was issued in September 2006 and will be effective for us after our year ending December 31, 2006.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  We will adopt SFAS 157 on a prospective basis in our fiscal 2008, and depending upon the context, believe that SFAS 157 could materially impact the way we perform valuations in the future.

SEC Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

SAB 108 was issued in September 2006 and provides SEC Staff guidance on the consideration of the effects of prior year misstatements in determining whether or not current year financial statements are materially misstated.  In practice, unadjusted errors in prior period financial statements are evaluated for their impact on the current period financial statements.   Two methods are commonly used to determine material misstatements caused by unadjusted errors:  (a) the “rollover” method, which determines the impact of current year misstatements and “rolls” immaterial errors onto the balance sheet indefinitely; and (b) the “iron curtain” method, which records cumulatively material misstatements to the balance sheet due to unadjusted errors as adjustments to the current period income statement.   As either method can result in a material misstatement to the current period financials, the SEC Staff expects that the impact of applying both methods should be evaluated for materiality to the current period financial statements.    We do not believe that our financial statements will be significantly impacted by applying the guidance of SAB 108.

FASB Staff Position, No. AUG AIR-1, (FSP AUG AIR-1), “Accounting for Planned Major Maintenance Activities”

FSP AUG AIR-1 was issued in September 2006 and will be effective for us after our year ending December 31, 2006.  FSP AUG AIR-1 prohibits companies from using an “accrue-in-advance” method for recognizing planned major maintenance on plant and equipment.    We do not believe that FSP AUG AIR-1 will have a significant impact on our Company, as we do not practice this method of recognizing maintenance expense.

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

Currency Risk

As of December 31, 2005, we entered into foreign currency forward contracts to reduce the foreign currency exposure related to our anticipated acquisition of KIRK. Under the terms of the stock purchase agreement, the purchase price was to be payable in Danish Kroner at the closing. The forward contracts were not designated as accounting hedges and the carrying amount of the forward contracts was the fair value, which was determined by obtaining quoted market prices, and recognized as either assets or liabilities. In the nine months ended September 30, 2006, we recognized a net realized gain of $0.2 million that was included in other income (expense) in the consolidated statements of operations, which was offset by the related unrealized losses recorded as of December 31, 2005, from the changes in the fair value of these forward contracts of $0.2 million.

KIRK enters into foreign currency contracts from time-to-time to reduce its exposure to foreign currency-denominated inventory purchases. For the nine months ended September 30, 2006, gains from KIRK’s foreign currency contracts were insignificant.  Changes in fair value of forward contracts are recognized in other income (loss), net at the end of each period.

We have not entered into any derivatives that qualify for hedge accounting treatment under SFAS 133.

Interest Rate Risk

Our  primary interest rate risk is related to our borrowings under our Credit Facility.  As of September 30, 2006, we had $15.0 million outstanding under the Credit Facility, which consisted of a term loan and a revolving line of credit. We can borrow at the JP Morgan prime rate plus 1% or at the LIBO rate plus 2%.   We have elected to borrow at the LIBO rate plus

2% or 7.4% as of September 30, 2006.   Based upon borrowings outstanding at the end of September 2006, an increase in variable interest rates of 100 basis points would have an effect on the our annual results of operations and cash flows of approximately $0.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which, as applied to us, means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer, with the assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2006, and based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of  September 30, 2006, our Chief Executive Officer and Chief Financial Officer identified no changes in our internal control over financial reporting during the three-month period ended September 30, 2006, that affected, or are reasonably likely to affect, our internal control over financial reporting.

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

•                  Risks associated with a privately held foreign company becoming part of a U.S. public company;

•                  Complexities associated with managing internal control systems in foreign subsidiaries; and

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

•                  Substantial leverage and debt service obligations may adversely affect us. In anticipation of the KIRK acquisition, we took on a substantial amount of indebtedness. As of September 30, 2006, we had approximately $15 million of debt outstanding under our Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. All of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

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

•                  placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources; and

•                  causing our Danish holding company, SpectraLink Denmark ApS, to trigger thin capitalization tax consequences in Denmark due to the substantial intercompany debt held on its books, as compared to its equity at the end of our fiscal year.

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

•                  Our ability to generate continued market growth rates may require us to participate in industry consolidation. As part of our business strategy and the business environment in the telecommunications equipment industry in general, we may engage in further acquisitions or mergers with other companies, or individual product lines, technologies and/or personnel or become the target for a merger or acquisition. Our ability to take such actions may be constrained by the convenants in our Credit Facility. Further, to remain competitive, we may need to partner with a larger telecommunications company to obtain access to dual-mode markets.

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

•                  Our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. To remain competitive, we must:

•                  develop or gain access to new technologies in order to increase product performance and function, reduce product size, and maintain cost effectiveness;

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

•                  We are dependent on indirect sales channels for most of our revenue. A significant portion of our revenue is derived from a variety of third-party business partners, including OEMs, distributors and resellers. During the three months ended September 30, 2006, sales of our products through our indirect distributors accounted for 49% of our product revenue and 35% of product revenue was contributed by our OEM partners. Our contracts with third party business partners do not require those partners to purchase minimum quantities of our products or services. In fact, some of our third party business partners also offer the products of some of our competitors. In addition, our OEM agreements do not restrict an OEM from acquiring products from a third party or independently developing products and services that would directly compete with us. We cannot guarantee that any of our third party business partners will continue to market our products or devote significant resources to doing so. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third party business partners in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third party business partners and our business, and result in decreased sales through third party business partners or threatened or actual litigation. If our third party business partners do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party business partners have confidential information concerning our products and services, product release schedules and sales, marketing and third-party reseller operations. Although we have nondisclosure agreements with our third-party business partners, we cannot guarantee that any third-party business partner would not use our confidential information to compete with us. Furthermore, since we have experienced lower gross margins related to sales to our OEM partners, we may experience lower gross margins in the future if sales to our OEM partners become a larger percentage of product sales. Our success depends in part upon our ability to maintain and expand these relationships. The loss of any major partner, the failure to attract new partners or inability to maintain the current level of revenue from our existing partners could have an adverse effect on our business, operating results and financial condition.

•                  A lower than anticipated rate of acceptance of domestic and international markets using the 802.11 standard may impede our growth. Our NetLink wireless telephones are compatible with the IEEE 802.11 standard for use on 802.11 compliant wireless LAN networks. Consequently, demand for NetLink wireless telephones depends upon the acceptance of markets utilizing 802.11 compliant networks. This depends in part upon the initial adoption of the 802.11 standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11 compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our products until wireless systems are developed which provide for greater security. Further, our products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11 compliant networks do not grow as we anticipate, our growth would be impeded and we would not be able to factor the related revenue into our growth in the future. If the 802.11 standard does not emerge as the dominant wireless standard in our markets, or multiple standards are adopted that require different technologies we may need to spend time and resources to add functionality to meet the additional standards and many of our strategic initiatives and investments may be of no or limited value. Further, to the extent that additional standards are adopted, our product differentiation could be minimized and our implementation may not be interoperable with the standard, necessitating additional product development to meet the standard which may cause product delays.

•                  The market for KIRK DECT or SpectraLink proprietary technology may decline. If the market adoption of  802.11 standards are faster than anticipated, it may affect sales of KIRK DECT technology and Link wts. Sales of our Link product have generally been flat in recent years. KIRK DECT solutions could face the same competition and cause a downward trend in our sales growth and our overall gross margin.

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

•                  We might not be able to execute on our business plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely, or if new members of our management team fail to work effectively together. Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. Others have been promoted within, or have joined, senior management roles recently. For example, effective May 31, 2005, Gary Bliss, our executive vice president of Engineering, retired from his position. In October 2005, Masood Gahari was hired as our executive vice president of Engineering and chief technology officer. Also, effective April 10, 2006, David Rosenthal, our executive vice president of Finance and Administration, chief financial officer, corporate secretary and treasurer resigned from his position. On May 15, 2006, Ernest J. Sampias was hired as our executive vice president of Finance and Administration, chief financial officer, corporate secretary and treasurer. On August 31, 2006, Jill Kenney, executive vice president of Americas Sales, and Marketing, resigned her position as an executive officer of the company.  A permanent replacement has not been hired as of November 9, 2006.    In addition, during the last two years, four of the six executive officers were either new to the Company or were promoted. Our success depends in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. Excepting Ole Lysgaard Madsen, president and managing director of KIRK in Denmark, we have no employment contracts for our executive officers, and do not maintain key person insurance on any of our executive officers. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors, and could experience a loss in productivity while any such successor develops the necessary training and experience.

•                  We rely on our 802.11 technology partners to continue to provide the wireless local area network for our NetLink product, and to provide access points which support SpectraLink’s Voice Priority (SVP) Technology. In the absence of a wireless voice prioritization standard to ensure quality of service, we rely on 802.11 technology partners, such as Symbol Technologies, Cisco Systems, Trapeze Networks Inc., 3 Com, Alcatel, Nortel and Aruba Wireless Networks to continue to provide wireless local area network support for our NetLink product, and to provide access points that support SVP capability. If any of our technology partners fail to provide voice prioritization support for our products, the market opportunity for NetLink products would be reduced and our future results of operations would be materially harmed until we find new 802.11 technology partners or voice prioritization standards are adopted.

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

•                  We face increasing competition in the on-premises wireless telephone system market. The on-premises wireless telephone system industry is competitive and influenced by the introduction of new products and new entrants into the industry. The competitive factors affecting the market for our systems include product functions and features, frequency band of operation, ease-of-use, quality of support, product quality and performance, price, network and application integration capabilities, distribution channels, and the effectiveness of marketing and sales efforts. Most of our competitors have significantly greater financial, technical, research and development, and marketing resources than us. As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us. In addition, mature DECT standard-based products previously marketed by large telecom companies in markets outside the U.S. are being introduced in the U.S. which is our largest market and may be lower-priced than the Link and NetLink offerings. Enterprise adoption of standards for wireless LAN and VoIP may lead to the commoditization of wireless telephone technology and the availability of low-cost alternative products. Other purchasers may prefer to buy their 802.11 wireless telephone systems from a single source provider of wireless local area networks, or LANs, such as Cisco Systems, who provides 802.11 wireless infrastructure and wireless telephones. Because we focus on wireless on-premises telephone communications, we cannot serve as the sole source for a complete telephone or data communications system. There is no assurance that we will be able to compete successfully in the future. Further, if a potential customer is already using a competing product or system, that potential customer may not be willing or able to make the investment necessary to replace such a system with our wireless telephone system. In addition, there may be potential customers who choose another technology because of cost or their belief that their needs do not require the full function provided by our wireless telephone systems.

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

•                  Changes in securities laws and regulations have increased our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the SEC, has required changes in some of our corporate governance, public disclosure and compliance practices. The Act also required the SEC to implement additional new rules on a variety of subjects. In addition to rules made by the SEC, the Nasdaq Stock Market has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. These developments have increased our legal and financial compliance costs, and make some activities, like SEC reporting obligations, more expensive and difficult. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and are continuing to estimate the timing and magnitude of additional costs we may incur as a result. In addition, we will need to document, test and audit KIRK’s operations prior to year-end in 2006, which may be difficult and expensive.

•                  The historic volatility of our stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the nine-month period ended September 30, 2006, the closing price of our common stock has ranged from a high of $13.83 per share to a low of $7.43 per share. Many factors could cause the market price of our common stock to fluctuate, including:

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

In addition, the stock market in general, and the market for technology-related stocks in particular could decline, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. Securities class action litigation is often brought against a company following a period of volatility in the market price of its securities, and we have previously been sued in several purported securities class action lawsuits. Further, certain of our management and directors were also sued in purported stockholder derivative actions. The consolidated class action suit and derivative actions have all been settled.

Item 6.    Exhibits

(a) Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Exhibit Title
10.1	2006 Equity Incentive Plan, incorporated by reference to Form S-8, filed on August 22, 2006.
10.2	2006 Employee Stock Purchase Plan, incorporated by reference to Form S-8, filed on August 22, 2006.
10.3	2006 International Employee Stock Purchase Plan, incorporated by reference to Form S-8, filed on August 22, 2006.
31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification by Ernest J. Sampias pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 †*	Certification by Ernest J. Sampias pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SPECTRALINK CORPORATION

Date: November 9, 2006	By:	/s/ Ernest J. Sampias
Ernest J. Sampias
Executive Vice President of Finance and Administration, Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title
10.1	2006 Equity Incentive Plan, incorporated by reference to Form S-8, filed on August 22, 2006.
10.2	2006 Employee Stock Purchase Plan, incorporated by reference to Form S-8, filed on August 22, 2006.
10.3	2006 International Employee Stock Purchase Plan, incorporated by reference to Form S-8, filed on August 22, 2006.
31.1 †	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification by Ernest J. Sampias pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †*	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 †*	Certification by Ernest J. Sampias pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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