Form 10-K
period 2006-12-31
SPECTRALINK CORP
filed 2007-03-16
CIK 894268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-28180

SPECTRALINK CORPORATION

(Name of registrant as specified in its charter)

Delaware	84-1141188
(State or other jurisdiction of incorporation or organization)	(IRS Employer
Identification No.)

5755 Central Avenue, Boulder, Colorado	80301-2848
(Address of principal executive office)	(Zip code)

(303) 440-5330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last day of the registrant’s most recently completed second fiscal quarter, or June 30, 2006, was approximately: $111,020,453.  For purposes of determining this number, all executive officers and directors of the registrant are considered to be affiliates of the registrant, as well as individual stockholders holding more than 5% of the registrant’s outstanding common stock.  This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 28, 2007, there were 19,577,198 shares of the registrant’s common stock, $.01 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

Certain statements about future events and expectations, or forward-looking statements in this Form 10-K, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and stockholders in the course of presentations about SpectraLink, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “believes,” “anticipates,” “expects,” “plans,” “estimates,” “intends,” “could,” “might,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  These forward-looking statements are based on assumptions, which are believed reasonable but, by their nature, are all inherently uncertain and involve risk.  Examples of forward-looking statements include statements we make regarding future prospects for growth in the on-premise wireless telephone system and phone market, our ability to maintain or increase our market share and our future operating results.  In all cases, results could differ materially from those projected.  Certain risks and uncertainties relating to forward-looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition” and in Item 1.A. of this Form 10-K under the caption “Risk Factors.”  New risks and uncertainties come up from time to time and it is impossible for us to predict these events or how they may affect us.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

PART I

Item 1. Business.

Overview

SpectraLink Corporation(1) (SpectraLink) was incorporated in Colorado in April 1990, and reincorporated in Delaware in March 1996.  In December 1999, we formed SpectraLink International Corporation, a wholly owned subsidiary of SpectraLink, to operate our international business.  On January 3, 2006, we acquired KIRK telecom A/S (KIRK telecom), and its subsidiaries, KIRK scantel A/S (KIRK scantel), and KIRK telecom, Inc. (together, KIRK).  KIRK telecom and KIRK scantel are based in Denmark. KIRK was founded in 1892 as “Emil Moellers Telefonfabriker”, and was incorporated as KIRK telecom in 1991.  KIRK scantel was established in 1999 to design, contract manufacture and sell wired and wireless telephones under the KIRK brand name to the residential market, primarily in the Scandinavian countries. KIRK telecom, Inc. was formed in 2004 and based in Atlanta, Georgia; distributed KIRK’s products in North America and was dissolved in January, 2007. Upon the acquisition of KIRK, we hired KIRK telecom, Inc.’s employees at SpectraLink.  Any reference to “the Company,” “us,” “we,” or “our” in this document signifies the consolidated company, unless otherwise indicated.

Merger with  Polycom (the Polycom Acquisition)

On February 7, 2007, SpectraLink Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with Polycom, Inc. (Polycom).  Pursuant to the Merger Agreement, Polycom commenced a cash tender offer for all outstanding shares of SpectraLink common stock at a purchase price of $11.75 per share. Following the consummation of the tender offer, SpectraLink would become a wholly-owned subsidiary of Polycom.

As a condition to consummating the tender offer, SpectraLink stockholders must have validly tendered (and not withdrawn) shares constituting at least a majority of the outstanding shares of SpectraLink common stock (taking into account the potential exercise of stock options). In addition, the obligation of Polycom to consummate the tender offer is subject to several additional conditions described in the Merger Agreement, including among others, no material adverse effect on SpectraLink’s business having occurred.  If more than a majority of the outstanding shares, but fewer than 90% of the outstanding shares, are validly tendered (and not withdrawn) in the tender offer,  Polycom will be obligated to purchase the tendered shares but may elect to conduct a subsequent offering period in order to achieve ownership of 90% of the outstanding shares, in order to effect a short-form merger. We have granted Polycom an option (a top-up option) to purchase shares of SpectraLink common stock such that, if Polycom receives at least 80% of the outstanding shares through the tender offer, the additional shares purchased by exercising the option would enable Polycom to achieve ownership of 90% of the outstanding shares of SpectraLink common stock.

The closing of the merger is also subject to customary closing conditions. In particular, if Polycom owns fewer than 90% of the outstanding shares of SpectraLink common stock following the tender offer (and following exercise of the top-up option, if applicable), then SpectraLink will be required to hold a special stockholders meeting to obtain stockholder approval of the merger.

Tender and Voting Agreement

In order to induce Polycom to enter into the Merger Agreement, all directors and executive officers of the Company (in their capacities as stockholders of the Company), consisting of Carl D. Carman, Anthony V. Carollo, Jr., John H. Elms, Masood Garahi, John A. Kelley, Gerald J. Laber, Ole Lysgaard Madsen, Leah Maher, Ernest J. Sampias and Werner P. Schmücking, entered into Tender and Voting Agreements with Polycom concurrently with the execution and delivery of the Merger Agreement. Subject to the terms and conditions of these agreements, each director and executive officer of the Company agreed to tender the shares held by them in the tender offer and to vote such shares in favor of adoption of the Merger Agreement.

(1)             SpectraLink and the SpectraLink logo are registered trademarks of SpectraLink Corporation. Link and NetLink are trademarks of SpectraLink Corporation. KIRK and the KIRK logo are registered trademarks of KIRK telecom.  All other trademarks, service marks or trade names mentioned herein are the property of their respective owners.

Company Overview

We design, manufacture and sell workplace wireless telephone systems that complement existing telephone systems by providing mobile communications in a building or campus environment.  Our wireless telephone systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace.  Our wireless telephone systems use a micro-cellular design and interface directly with a telephone system, such as a public branch exchange (PBX), Centrex, or key/hybrid system.  Because all calls are routed through the corporate phone system, there are no airtime charges incurred for our customers when they use our wireless telephone system.

Our combined company product portfolio consists of three types of product categories differentiated by the wireless technologies implemented into the product:  The Link™ Wireless Telephone System (Link WTS), NetLink™ Wireless Telephones and Digital Enhanced Cordless Telecommunication (DECT) wireless and corded systems and phones.  Link WTS systems use a proprietary radio infrastructure in the 902-928 MHz radio band targeted to organizations that require a dedicated wireless voice solution for their on-premises mobile workforce.  The NetLink Wireless Telephone products operate over IEEE 802.11-compliant wireless local area networks (WLANs) in the 2.4 GHz and 5 GHz unlicensed frequency bands using standards-based Internet Protocol (IP) technology.  NetLink products are targeted to organizations that want both a wireless voice and wireless data solution on a single network. KIRK’s DECT products operate in the 1800, 1900 and 2400 MHz frequency bands using the DECT standard which is available as an unlicensed band in most of the world. In addition, we offer the SpectraLink Open Application Interface (OAI) and KIRK Serial In-Out (SIO) both of which enable third-party messaging applications to be integrated with SpectraLink and KIRK wireless telephones, respectively.  Examples of these third-party applications are nurse call systems in hospital wards, inventory system look-ups in retail and warehousing sites, and control systems interactions in industrial and manufacturing facilities.

Both SpectraLink and KIRK are certified under, and have maintained compliance with, the International Standards of Operation (ISO) 9001; 2000 standard granted by the British Standards Institute evidencing our commitment to quality assurance.

Market Background

A growing number of businesses require a high degree of mobility for their employees within the workplace with accessibility by telephone to customers or coworkers.  Mobile healthcare workers in clinical settings benefit from real-time communications to efficiently deliver quality healthcare. Retailers seek competitive advantages by quickly responding to customers’ requests for information and service from employees dispersed throughout the retail location.  Hospitality providers seek shorter customer hold or response time by allowing immediate communications with those who can solve a problem or answer a question.  Manufacturers seek more efficient operations by enabling workers in the factory to solve problems or answer questions more rapidly, which save them from costly down-time. Information technology, maintenance and other corporate office support personnel are more productive if they remain mobile in the workplace without compromising communications with others.  Across industries, businesses are recognizing the benefits of wireless communications in the workplace.

Traditionally, businesses have attempted to maintain communications with mobile, on-premise employees by using overhead paging systems and electronic pagers.  These indirect types of communication create delays because access to a wired phone is still needed.  Delays are exacerbated in high mobility environments, such as hospitals, manufacturing facilities and distribution centers, where both parties may be mobile and repeated pages are required.  Additionally, overhead paging is often difficult to understand and may create disruptive and stressful ambient noise.

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

Products dedicated to on-premise voice applications first appeared in the 1990s in the unlicensed bands in North America, Europe, the Middle East, Africa and parts of Asia Pacific.  These adjunct products attach directly to existing business telephone systems and provide wireless phone extensions for use on the premises.  Because these systems are unlicensed, they can be installed or relocated without prior approval from the Federal Communications Commission (FCC) or the corresponding governing body in other geographies.  The 902-928 MHz band in North America is set aside for unlicensed products which employ either narrow-band or spread spectrum technology. SpectraLink products utilize the spread spectrum technology.  Because narrow-band technology systems in the 902-928 MHz band must operate at lower power levels than spread spectrum systems, they generally have inferior range and are more susceptible to interference.  Multi-cellular wireless business phone systems that provide handoff to adjacent base stations, and systems that restrict wireless phones to a single base station, are available in the 902-928 MHz band.  In the United States in 1994, the FCC allocated additional spectrum in the 1920-1930 MHz band for unlicensed on-premises wireless voice applications, but in April 2005 the FCC approved a modified version of DECT for use in the unlicensed 1920-1930 MHz band.  The products that use this spectrum are commonly referred to as unlicensed personal communications systems (U-PCS).

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

In 1997, the IEEE approved its 802.11 standard for WLANs operating in unlicensed frequency bands.  The 802.11 standard specifies the radio interface between a wireless device and a base station or access point, as well as among wireless handsets.  The standard allows devices to share a single WLAN infrastructure, including both voice and data devices, thus enabling organizations to provide mobile employees access to both data and voice applications over a single network. We chose to offer products that worked within the IEEE’s 802.11 specifications in order to maximize long-term market opportunity.

SpectraLink Products

The Link Wireless Telephone System operates in the 902-928 MHz band and uses a micro-cellular design consisting of three components: a Master Control Unit, Base Stations and Link Wireless Telephones.  A Master Control Unit is installed near the telephone system, or at the Centrex demarcation location.  It can interface either directly with the analog ports of the host telephone switching system, or it can connect via a digital interface to certain PBX and key/hybrid systems.

The Master Control Unit also connects to small radio transceivers called Base Stations via twisted-pair telephone wiring.  The Base Stations provide the wireless link to a six-ounce Link Wireless Telephone with an alphanumeric display.  The Link Wireless Telephone battery provides up to four hours of talk time or up to 80 hours of standby time.

Each Base Station supports multiple users and covers a transmission area in excess of 50,000 square feet depending on transmission obstructions present in the building.  A call is handed off from one Base Station to another as a user moves throughout the coverage area. High-density Base Stations are available to support applications that require a large number of users within an area such as trading floors, support centers and emergency response centers.  SpectraLink designed the Link Wireless Telephone System to provide seamless coverage, enabling real-time handoff of an active telephone call as the user roams.

NetLink Wireless Telephones operate in the 2400-2483 MHz and 5 GHz unlicensed bands and are compatible with the IEEE 802.11b, 802.11a, or 802.11g specifications (depending on specific handset models) for use on 802.11-compliant WLANs.  Customers can use a single network for both wireless voice and data applications by adding the NetLink Wireless Telephones to an existing 802.11-compliant network provided by a WLAN vendor.  The NetLink product line consists of up to three component types: NetLink Wireless Telephones, a NetLink SVP Server and NetLink Telephony Gateways.

NetLink handsets support either frequency hopping or direct sequence implementations of the 802.11 standard.  The direct sequence version is compatible with the 802.11b, 802.11a, or 802.11g Wi-Fi standard depending on handset model.  NetLink handsets also support the Session Initiation Protocol (SIP) voice over IP (VoIP) standard, and other proprietary VoIP protocols from Alcatel-Lucent, Avaya, Cisco Systems, Inter-Tel, Mitel, NEC and Nortel.  Support for additional VoIP protocols is under development, allowing NetLink Wireless Telephones to operate with other proprietary and standards-based IP telephony platforms.

The NetLink SVP Server is a dedicated network appliance used in conjunction with our voice priority technology implemented in WLAN access points. SpectraLink Voice Priority (SVP) is a voice prioritization mechanism developed by us that improves voice quality on WLANs through the use of packet prioritization and timed delivery of packets.  A majority of enterprise WLAN network access point providers have implemented SVP technology to work with their access points, including: Alcatel-Lucent, Aruba Wireless, Networks, BelAir Networks, Cisco Systems, Colubris Networks, Enterasys Networks, Extreme Networks, Intermec Technologies, Meru Networks, Motorola, Nortel, Proxim, Strix Systems and Trapeze Networks.  Although new standards for quality of service (QoS) have been developed, we believe the minimum implementation of these standards will still require a NetLink SVP server to improve voice quality and system performance.  However, implementation of optional components of the standard or proprietary QoS enhancements may allow NetLink Wireless Telephones to operate without the requirement for a NetLink SVP Server.

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

KIRK Products

KIRK DECT products are adjunct, modular solutions which are compliant with Generic Access Profile (GAP). GAP defines a minimum mandatory set of technical requirements to ensure interoperability between any DECT GAP infrastructure element and DECT handsets. KIRK solutions consist of a KIRK Wireless Server, Base Stations and KIRK handsets. The solutions are customized to the individual customer needs by adding KIRK Base Stations and/or KIRK Repeaters for larger area coverage.

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

Technology

We devote significant planning and resources to development and use of advanced technology.  Our focus on technology enables us to meet the requirements for delivery of portability, indoor radio and system performance, high reliability, low cost and manufacturability.  All of our key technologies are incorporated into our Link WTS, NetLink and/or KIRK DECT wireless telephone portfolios. Our technologies include:

Spread Spectrum Technology.  Spread spectrum is a radio frequency transmission technique in which the transmitted information is spread over a relatively wide bandwidth.  The use of spread spectrum technology makes radio signals more immune to interference, reduces the possibility of interference with others, provides privacy against eavesdropping, and improves the quality of voice transmission.  While there are many advantages to the spread spectrum technique, it is more complex to implement than more commonly used narrow-band modulation techniques.  Link Wireless Telephone Systems use a form of spread spectrum transmission called frequency hopping, a technique that combines an information signal with a radio carrier whose frequency assignment changes rapidly in a pseudo-random manner at the transmitter.  The signal resulting from frequency hopping is decoded at the receiving end using the same pseudo-random frequency pattern.  NetLink Wireless Telephones use either frequency hopping or direct sequence spread spectrum technology.  Direct sequence spread spectrum uses a technique whereby a signal is spread over the available band by mixing the signal data with a much higher data-rate pseudo-random data stream.  As with frequency hopping spread spectrum, the resulting signal is decoded at the receiving end.  The spread spectrum technologies implemented in NetLink Wireless Telephones conform with IEEE 802.11 (frequency hopping) and 802.11a/b/g (direct sequence) global standards.

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

Wireless Access Protocols.  Combining spread spectrum with a micro-cellular design presents unique challenges compared to single-cell spread spectrum implementations, such as advanced home cordless telephones.  To address this, we applied our software design expertise to develop robust networking that allows multiple users to have simultaneous telephone access in a spread spectrum radio environment without interfering with each other.  We implemented a sophisticated set of software resources, including micro-coded software, digital signal processing software, network architecture software, telephone switching software and user application software to address many of the unique challenges of the in-building wireless environment.  The challenges include interference, multi-path degradation, signal absorption, near/far receiver desensitizing, security, busy-hour capacity demands and shared operation with other radio systems.

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

Telephone System Integration.  When our system connects to the phone system using analog ports, our wireless telephones provide many calling features of a traditional desk phone including transfer, conference calling and hold.  When the system digitally interfaces to the phone system, our wireless telephones also support the advanced features of the host phone system such as caller identification or calling party name display and multiple line appearances.  Currently, our products support digital interfaces to the following manufacturers’ telephone systems: Avaya, Comdial, Fujitsu, Inter-Tel, Mitel, NEC America, Nortel, Panasonic, Siemens and Toshiba.  NetLink Wireless Telephones also integrate with IP standards-based telephone systems using standard or proprietary protocols.  VoIP integration provides similar advanced features as traditional digital integration, but with a packet-based network interface.  Currently, we support proprietary VoIP protocols from Alcatel-Lucent, Avaya, Cisco Systems, Inter-Tel, Mitel, NEC and Nortel.

Application Interface.  The SpectraLink OAI and the KIRK SIO enable our handsets to work in conjunction with text messaging applications.  The OAI and SIO allow third-party applications to write to the handset’s alphanumeric display, set up calls, and receive user input from the keypad.  We have worked with application vendors to develop interfaces for e-mail, in-house paging systems, nurse-call systems, and industrial alarm and control systems.

Voice Quality.  The SpectraLink SVP QoS mechanism demonstrates our commitment to interoperability, as SVP has served as the industry’s de facto QoS standard since 1999.  Many major access point providers including Alcatel-Lucent, Aruba, Cisco Systems, Motorola, Nortel, Trapeze Networks and 3Com have implemented our SVP protocol, which enables our NetLink handsets to operate with their WLAN infrastructure.  We anticipate that QoS standards will eventually replace the need for SVP and we intend to support those standards once they become more widely adopted among leading enterprise WLAN infrastructure vendors and provide adequate voice quality, capacity and battery life.

Sales, Marketing and Customer Support

SpectraLink Sales and Marketing

We sell and support our systems through direct and indirect channels including distributors and Original Equipment Manufacturers (OEMs).  This strategy is intended to reduce our dependence on a single sales channel and to permit broad marketing of our products and services.

Sales.  Our indirect sales channels sell a majority of our products and services through resellers, distributors and OEMs.  Our direct sales channels sell our products and services to end-user customers and support the indirect sales channels.  We have various sales offices throughout the United States and Canada.  We also have international offices in Denmark, the United Kingdom and Australia.

Resellers.  Our products are sold through a number of telecommunications equipment providers and distributors throughout the world.  Each of these companies has a non-exclusive reseller relationship with us.  We have not restricted our resellers from selling in the same geographical areas.

OEMs and Private Labels.  We have established OEM agreements with various OEMs throughout the world.  Through these agreements we manufacture products that are branded as, and sold exclusively through, the OEM partner and its channels.  We also develop support for the OEM partners’ proprietary telephone switch protocols.  We do not restrict markets for OEM partners.  Each of these companies has a non-exclusive OEM relationship with us and there are no minimum purchase commitments.

KIRK Sales and Marketing

KIRK telecom has implemented an indirect sales strategy, divided into two categories: sales of KIRK branded products and sales of OEM branded products.

The KIRK-branded products are sold through a global network of distributors. A KIRK distributor may be a traditional vendor of telecommunication solutions as well as an IT system integrator.

OEM customers are typically leading PBX manufacturers who have chosen to outsource the development and manufacturing of wireless telephony. KIRK telecom develops and manufactures solutions based on OEM customer specifications, incorporating wireless KIRK products into OEM products. OEM customers market the KIRK manufactured products using their own product name and brand.

KIRK scantel sells its consumer telephones through distributors who have retail outlets, primarily in the Scandinavian countries.

Customer Support and Warranty Coverage

SpectraLink’s customer support operations are dedicated to planning, installing, repairing and maintaining our systems, as well as training our customers and business partners.  Customer support personnel are located in Boulder, Colorado; and in other locations in the United States, Denmark, the United Kingdom and Australia.  Customer support involvement occurs with customers during early customer contact, the system configuration and installation phases, on-going warranty periods, any contracted maintenance periods and on a time and materials basis.

Both SpectraLink and KIRK warrant that all products are free of defects upon delivery and provide standard warranty coverage at no cost for a limited period of time.  After the warranty period, the SpectraLink and KIRK customer support departments sell various levels of support, based on the maintenance level selected and paid for by the customer.

The KIRK service organization provides customer technical training and third-level support to distribution and OEM customers, who provide first and second-level support to their sales channels. On-site trouble shooting visits are carried out on a time and materials basis to customers.

Customer Dependence, Geographical and Segment Information

One customer comprised more than 10% of total net sales in both 2006 and 2004.   We had no customers exceeding 10% of sales in 2005.   We had historically considered our operations to be conducted in one operating segment until the acquisition of KIRK. Our segment disclosures are included in Note 11 to the accompanying Consolidated Financial Statements in Item 8.

The following table summarizes the sales to different customer types as a percentage of total net sales:

	Years Ended December 31,
Customer Type	2006	2005	2004
Indirect Product Sales (excluding OEM)	38%	43%	47%
OEM Product Sales	27%	16%	14%
Direct Product Sales	14%	17%	19%
Service Sales	21%	24%	20%
Total Net Sales	100%	100%	100%

We had revenue from international operations as a percentage of sales of approximately 26.5% during 2006, 6.3% during 2005 and 4.5% during 2004.

Backlog

SpectraLink generally ships systems promptly upon the receipt of an order.  KIRK telecom primarily applies job production but with a relatively short lead-time.   KIRK scantel carries inventory to sell to retail customers, and carries inventory quantities as necessary to meet those needs over its current operating cycle.  With the exception of KIRK scantel, our backlog of orders is generally less than 30 days at any given time.  Some of our distributors and larger customers place orders for systems in advance of the scheduled delivery date; however, these orders are subject to rescheduling or cancellation.  As a result, we currently do not consider backlog to be a meaningful indicator of future sales.

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

•                  Unlicensed multi-cell systems are products that offer similar capacity and functions to our Link WTS.  They operate on unlicensed radio spectrum with no airtime charges or licensing requirements.  Some of these products are integrated into the host PBX system, allowing the wireless system to share some of the PBX common equipment and administration.  Unlicensed multi-cell systems are available in North America from Alcatel-Lucent, Ascom and NEC America.  Similar systems using DECT technology are sold throughout Europe and in several Asia-Pacific countries.  DECT technology is used for both multi-cell business systems and single-cell residential cordless products.  DECT systems are available from Alcatel-Lucent, Ascom, Avaya, Ericsson, Nortel, Philips, Siemens and several other manufacturers.  Recent changes in FCC rules allow for sale of DECT-based systems for use in the U.S. and Canada operating in the U-PCS band at 1920 — 1930 MHz.  Some modified DECT-based products were introduced into the North American market in 2005 and 2006.

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

•                  WLAN-based systems use VoIP technology to carry packetized voice information over a standards-based WLAN.  Along with our NetLink handset, Ascom and Cisco Systems offer 802.11 handset products.  In addition, Vocera Communications offers an 802.11 communication system that utilizes voice recognition technology.  Additional WLAN-based handsets targeting users of consumer-targeted VoIP services are available from various vendors including D-Link, Netgear, 3Com and UT Starcom.  These products are being offered at price points that are significantly lower than enterprise-targeted wireless handsets, yet significantly higher than typical consumer cordless phones.  Several original design manufacturing (ODM) providers of electronic devices have developed Wi-Fi handsets targeted at consumer and low-end enterprise markets.

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

With the acquisition of KIRK telecom in January 2006, through KIRK scantel, we now compete in the residential market (both wired  and wireless DECT systems), primarily in the Scandinavian countries. The overall market in the consumer segment is highly competitive and most of our competitors have significantly greater financial, technical, research and development, and marketing resources than we do.  As a result, our competitors may respond more quickly to new or emerging technologies and changes in customer requirements, or may devote greater resources to the development, promotion, sale and support of their products than us.

Patents, Intellectual Property, and Licensing

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks, trade secret laws and contractual restrictions, such as confidentiality agreements and licenses.

We have a program to file applications for, and obtain patents, copyrights and trademarks. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. SpectraLink has obtained a number of patents in the United States and in other countries.  SpectraLink has registered SpectraLink and the SpectraLink logo in the United States.  KIRK has registered the KIRK and the KIRK logo in key markets, including Denmark, the European Union, the United States, Canada and other countries.  There can be no assurance, however, that the rights thereby obtained can be successfully enforced against competitive products. Although we believe the protection afforded by our patents, copyrights, trademarks, and trade secrets has value, the rapidly changing technology in the networking industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark and trade secret laws.

Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe based upon past experience and standard industry practice that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights, or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition.

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

Consequently, we could see a material adverse effect on our operations if demand for our products considerably exceeds what is anticipated by the component manufacturers.  We maintain, or require suppliers to at certain times maintain, inventory to allow us to fill customer orders without significant interruption during the period that we believe would be required to obtain alternate supplies of many replacement components.  However, there is no assurance that we will have sufficient inventory supply to meet every possible contingency.  Any shortage or discontinuation of, or manufacturing defect in, these components could have a material adverse effect on our operations.

We lease 36,125 square feet of manufacturing space at 6175 Longbow Drive in Boulder, Colorado, and we also lease 18,654 square feet of manufacturing space primarily for component assembly in Empalme, Sonora, Mexico.  Since we rely on these manufacturing facilities, a major catastrophe affecting either of these locations could result in a prolonged interruption of our business with adverse impact on us.  However, we believe this risk is mitigated as a result of our acquisition of KIRK, since KIRK’s manufacturing facilities and equipment are similar to SpectraLink’s, and each of our facilities could be re-deployed to handle each other’s products.

All KIRK telecom manufacturing and final assembly takes place in Horsens, Denmark; in a 102,037 sq ft leased facility. Printed boards, plastic covers for handsets, components and other materials are sourced in the Far East and assembled in Horsens.  Production planning and testing also take place in Horsens.  KIRK scantel sub-contracts all manufacturing to facilities located in China.

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

Our research and development costs were approximately $20.5 million, $11.3 million, and $8.8 million in fiscal years 2006, 2005 and 2004, respectively.  Our inability to introduce in a timely manner new products or enhancements to existing products that contribute to sales could have a material adverse effect on our business and financial condition.

Product Warranties and Service

We provide warranties against defects in materials and workmanship for products for periods ranging from 90 days to 15 months, and in limited cases up to 24 months.  KIRK provides product warranties ranging from 15 to 24 months from the manufacturing date. At the time the product is shipped, we establish a provision for estimated costs of providing service under these warranties based on historical warranty experience and other relevant factors. As of December 31, 2006 and 2005, accrued warranty costs were $1.9 million and $0.9 million, respectively.  Product failure rates, materials usage and warranty-related service costs incurred in correcting a product failure affect our warranty obligation. Revisions to the estimated warranty liability would be required should actual product failure rates, material usage or warranty-related service costs differ from our estimates.

Government Regulation

The wireless communications industry, which is regulated by the FCC in the United States and similar regulatory agencies in other countries, is subject to changing political, economic and regulatory influences.  Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact our operations.  In addition, we must comply with European directives relating to environmental issues including the Waste Electrical and Electronic Equipment (WEEE) and Restriction of Hazardous Substances (RoHS).

The 902-928 MHz Band.  In 1985, the FCC permitted the use of spread spectrum technology under its Part 15 Rules in the 902-928 MHz band.  Part 15 Rules refer to the section of the FCC regulations that permit the use of radio-based systems without requiring the user to obtain an operating license from the FCC.  For this reason, Part 15 Rules permit devices to be deployed expediently without the inherent delays associated with the traditional radio equipment licensing procedure.  A significant industry developed around the Part 15 Rules for commercial products.  The FCC has certified the Link WTS for unlicensed operation under Part 15 Rules in this band.

In the federal regulatory framework, Part 15 spread spectrum systems are accorded secondary status in the 902-928 MHz band, which means that their operators must accept interference received, and correct any interference caused to other systems, even if it requires the operator to cease operating in the band.  The FCC, in Docket 93-61, modified this status somewhat, establishing a presumption of non-interference in favor of Part 15 devices that meet specific requirements.  We believe that our Link WTS satisfies these requirements.  In addition, the Part 15 Rules provide us with additional flexibility to resolve interference under certain circumstances.

The 1880-1900 MHz Band.  The 1880-1900 MHz DECT band is an available unlicensed spectrum for DECT communication in most of the world, except Japan, some countries in Africa and the Middle East, and the United States among others. In some of these mentioned regions including the Middle East, the respective government administrative body made DECT available only for professional use and restricted for residential use.

The 1920-1930 MHz Band.  In 1994, the FCC designated a 10 MHz segment from 1920-1930 MHz for isochronous wireless systems such as voice communications.  Wireless telephone equipment operating in this range falls under Subpart D of the Part 15 Rules.  In April of 2005, the FCC allowed modified DECT products to operate in the 1920 — 1930 MHz band.  KIRK DECT products are FCC-approved for operation in this band in the U.S.

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

The 5 GHz Bands.  The FCC permits the use of spread spectrum technology under the Part 15 Rules in various 5 GHz bands which includes 802.11a standards.  The 5 GHz bands are also available globally with some country-specific restrictions.  The NetLink 8000 Series handsets are FCC-certified for use in these bands.

WEEE and RoHs.   All products we sell in Europe comply with the WEEE and RoHS directives relating to minimizing use of metals.

Employees

As of January 31, 2007, SpectraLink employed 422 persons, 419 of whom were full-time employees, and KIRK telecom employed 179 persons, 173 of whom were full-time employees.  We believe we have satisfactory relations with our employees.

Available Information

Our internet website address is www.spectralink.com. Information contained in our website is not incorporated by reference into this annual report, and you should not consider information contained in our website as part of this annual report. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports, as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investors portion of our website.  We post these materials on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

We have adopted a written code of conduct and business ethics that applies to all SpectraLink employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. We have also established charters for our Audit, Compensation, and Nominating and Governance committees of the Board of Directors.   The code of conduct and business ethics, and each of the Board committee charters are available at the Investors portion of our website. In the event we amend, or provide any waivers from, the provisions of this code of conduct, we intend to disclose these events on our website as required by law.

Item 1. A.  Risk Factors.

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

•                  We are subject to numerous risks associated with our planned acquisition by Polycom, Inc. On February 7, 2007, SpectraLink Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with Polycom, Inc. (Polycom) and Spyglass Acquisition Corp., a wholly-owned subsidiary of Polycom (the Polycom acquisition). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Polycom commenced a cash tender offer for all outstanding shares of SpectraLink common stock at a purchase price of $11.75 per share on February 20, 2007.

The obligation of Polycom to consummate the merger is subject to customary closing conditions as described in the Merger Agreement, including among other things, the absence of any material adverse effects on SpectraLink’s business. If the conditions set forth in the Merger Agreement are not met or waived, the Polycom acquisition may not occur. The details of these conditions are set forth in the Merger Agreement which was filed with the Securities and Exchange Commission on February 8, 2007. We cannot assure you that each of the conditions set forth in the Merger Agreement will be satisfied. Mergers and acquisitions of telecommunications companies are inherently risky, and no assurance can be given that our acquisition by Polycom, Inc. or any other future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition.

To the extent that our announcement of the acquisition creates uncertainty among customers such that one of our largest customers or a significant number of smaller customers delay or cancel their orders for our products or services pending consummation of the Polycom acquisition, our results of operations could be negatively affected. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with customers, suppliers, resellers and others. In addition, our earnings could be below the expectations of market analysts which could cause a decline in our stock price.

If the acquisition is unsuccessful, it may cause a material disruption to our business and require payment to Polycom of a termination fee of $7,600,000. If the Polycom acquisition is not consummated, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including, but not limited to, the following:

•                                          we would not realize any anticipated benefits from being a part of a combined company;

•                                          the price of our common stock will decline to the extent that its current market price reflects a market assumption that the merger will be completed;

•                                          we may experience difficulties in attracting strategic customers and partners who were expecting to acquire the products and related services proposed to be offered by the combined company;

•                                          we may not be able to find another buyer willing to pay an equivalent or higher price per share in an alternative transaction than the price that Polycom has offered;

•                                          we would remain liable for significant costs related to the acquisition, such as legal, accounting and investment banking fees;

•                                          activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the acquisition does not occur;

•                                          we may not be able to retain key employees;

•                                          we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures due to loss of our sales personnel; and

•                                          we may not be able to maintain effective internal control over financial reporting due to employee departures.

        In addition to the above risks, the announcement of the tender offer may intensify the other risks that SpectraLink is exposed to as described herein:

•                  We are exposed to goodwill impairment risk associated with our investment in KIRK.  Our allocation of the KIRK acquisition price resulted in the recognition of $26.5 million of goodwill that is recoverable through future operating results of KIRK telecom and KIRK scantel.   If forecasted future operating results for the two operations do not materialize to the extent necessary to support the value of the acquisition goodwill, we may have to record an impairment charge in our statements of operations to reflect a lower value.    An impairment could have a significant impact on our future operating results and earnings per share.

•      Our foreign operations are subject to economic, political and other risks that could adversely affect our revenue or financial position. Our business operations in Denmark, the United Kingdom, Australia and any other possible foreign operations in the future could result in adverse financial consequences and operational problems not experienced in the United States. We anticipate that our revenue from our international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•                  Changes in a specific country’s or region’s political or economic conditions;

•                  laws and regulations that restrict repatriation of earnings or other funds; and

•                  difficulty in recruiting trained personnel; and

•                  language and cultural differences.

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

•                  Leverage and debt service obligations may adversely affect us. In anticipation of the KIRK acquisition, we took on a substantial amount of indebtedness. In August 2006 we renegotiated our Credit Facility.  As of December 31, 2006, we had $13.6 million of debt outstanding under our Credit Facility. Our indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due with respect to our indebtedness. All of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase. Subject to certain restrictions under our existing indebtedness, we may also obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would have the effect of increasing our total leverage.

Our leverage could have significant negative consequences on our financial condition and results of operations, including:

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

•                  placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources; and

•                  causing our Danish holding company, SpectraLink Denmark ApS, to trigger thin capitalization tax consequences in Denmark due to the substantial intercompany debt held on its books, as compared to its equity at the end of our fiscal year. This would cause us to use cash to increase capitalization in Denmark.

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

•                  Our ability to generate continued market growth rates may require us to participate in industry consolidation. As part of our business strategy and the business environment in the telecommunications equipment industry in general, we may engage in further acquisitions or mergers with other companies, or individual product lines, technologies and/or personnel or become the target for a merger or acquisition. Our ability to take such actions may be constrained by the covenants in our Credit Facility. Further, to remain competitive, we may need to partner with a larger telecommunications company to obtain access to dual-mode markets.

•                  If we are unable to fulfill quarter end customer orders, we could lose revenue and customers. The volume of customer orders for our products typically increases significantly at the end of each quarter. We face significant challenges in meeting this demand. It is difficult to ensure that we have the resources available to meet any such increase in order volume since it is very difficult to predict what the level of demand will be. We may not have the personnel and/or systems necessary to fulfill the large order volume or the ability to upgrade and develop our systems and infrastructure to meet an increased order volume. If we are unable to meet demand from our customers for our products in a cost effective manner, then we might lose revenue and customers, or incur increased operating costs, either of which would harm our business.

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

•                  Our ability to attract and retain personnel, including key technical and management personnel. Much of the future success of our company depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the wireless communications industry are in high demand and competition for their talents is intense. For example, we have appointed two chief financial officers within two years and we have not replaced our executive vice president of Americas sales and marketing since her resignation, effective August 31, 2006.

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

•                  increases in warranty costs;

•                  introduction of new products and costs of entering new markets; and

•                  impairment to our ability to ship orders due to lack of available parts.

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

•                  Changes in rules and regulations of the FCC and other regulatory agencies. The wireless communications industry, regulated by the FCC in the United States and similar government agencies in other countries, is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, or changing free un-licensed to free based spectrum licensing could significantly impact our operations in the United States and internationally.

•                  We are dependent on indirect sales channels for most of our revenue. A significant portion of our revenue is derived from a variety of third-party business partners, including OEMs, distributors and resellers. During the twelve months ended December 31, 2006, sales of our products through our indirect distributors accounted for 49% of our product revenue and 34% of product revenue was contributed by our OEM partners. Our contracts with third party business partners do not require those partners to purchase minimum quantities of our products or services. In fact, some of our third party business partners also offer the products of some of our competitors. In addition, our OEM agreements do not restrict an OEM from acquiring products from a third party or independently developing products and services that would directly compete with us. We cannot guarantee that any of our third party business partners will continue to market our products or devote significant resources to doing so. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third party business partners in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third party business partners and our business, and result in decreased sales through third party business partners or threatened or actual litigation. If our third party business partners do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party business partners have confidential information concerning our products and services, product release schedules and sales, marketing and third-party reseller operations. Although we have nondisclosure agreements with our third-party business partners, we cannot guarantee that any third-party business partner would not use our confidential information to compete with us. Furthermore, since we have experienced lower gross margins related to sales to our OEM partners, we may experience lower gross margins in the future if sales to our OEM partners become a larger percentage of product sales. Our success depends in part upon our ability to maintain and expand these relationships. The loss of any major partner, the failure to attract new partners or inability to maintain the current level of revenue from our existing partners could have an adverse effect on our business, operating results and financial condition.

•                  A lower than anticipated rate of acceptance of domestic and international markets using the 802.11 standard may impede our growth. Our NetLink wireless telephones are compatible with the IEEE 802.11 standard for use on 802.11 compliant wireless LAN networks. Consequently, demand for NetLink wireless telephones depends upon the acceptance of markets utilizing 802.11-compliant networks. This depends in part upon the initial adoption of the 802.11 standard in international markets, as well as enhancements to that standard in the U.S. and foreign markets where the standard has already been adopted. Additionally, the acceptance of 802.11 compliant networks may move more slowly, if at all, if competing wireless networks are established and utilized. Additionally, the deployment of wireless voice and data systems has been inhibited by security concerns including the potential of unauthorized access to data and communications transmitted over or accessible through a wireless system. Potential customers may choose not to purchase our products until wireless systems are developed which provide for greater security. Further, our products may not be compatible with secure wireless systems that may be developed in the future. If markets utilizing 802.11 compliant networks do not grow as we anticipate, our growth would be impeded and we would not be able to factor the related revenue into our growth in the future. If the 802.11 standard does not emerge as the dominant wireless standard in our markets, or multiple standards are adopted that require different technologies we may need to spend time and resources to add functionality to meet the additional standards and many of our strategic initiatives and investments may be of no or limited value. Further, to the extent that additional standards are adopted, our product differentiation could be minimized and our implementation may not be interoperable with the standard, necessitating additional product development to meet the standard which may cause product delays.

•                  The market for KIRK DECT or SpectraLink proprietary technology may decline. If the market adoption of 802.11 standards are faster than anticipated, it may affect sales of DECT technology and Link WTS. Sales of our Link product have generally been flat in recent years. DECT solutions could face the same competition and cause a downward trend in our sales growth and our overall gross margin.

•                  The market for on-premises wireless telephone systems may fail to grow or to grow as quickly as we anticipate. We derive our revenue principally from the sale of wireless, on-premises telephone systems and related installation and other services relating to those systems. Therefore, our future operating results depend on the demand for those types of services. If this market does not grow or grow quickly, our future results of operations would be significantly harmed. In particular, increased demand for our NetLink product depends on the growth of the voice over Wi-Fi-related market. Although NetLink handset sales have grown significantly in recent periods, the market for deployment of converged voice and data wireless networks in the general enterprise continues to be immature. We expect that this will remain the case unless that market moves through its acceptance of IP wireless applications, standards adoption increases to reduce complexity, and customers deploy wireless IP access points more fully throughout their enterprise networks in densities required to support wireless voice traffic.

•                  Our revenue may fluctuate because we rely on a limited number of significant customers. A portion of our revenue in the past has been derived from a limited number of customers. We also have experienced quarter-to-quarter variability in sales to each of our major customers and expect this pattern to continue in the future.

•                  We might not be able to execute on our business plan if we lose key sales or technical personnel, on whose knowledge, leadership and technical expertise we rely, or if new members of our management team fail to work effectively together.  Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and business. On August 31, 2006, Jill Kenney, executive vice president of Americas sales and marketing, resigned her position as an executive officer of the Company.  A permanent replacement has not been hired. In addition, during the last two years, four of the six executive officers were either new to the Company or were promoted. Our success depends in part upon the ability of new executives to work effectively together and with the rest of our employees to continue to develop our technology and manage the operation and growth of our business. Excepting Ole Lysgaard Madsen, president and managing director of KIRK in Denmark, we have no employment contracts for our executive officers, and do not maintain key person insurance on any of our executive officers. We might not be able to execute on our business plan if we were to lose the services of any of our key personnel. If any of these individuals were to leave us unexpectedly, we could face substantial difficulty in hiring qualified successors, and could experience a loss in productivity while any such successor develops the necessary training and experience.

•                  We rely on our 802.11 technology partners to continue to provide the wireless local area network for our NetLink product, and to provide access points which support SpectraLink’s Voice Priority (SVP) technology. In the absence of a wireless voice prioritization standard to ensure quality of service, we rely on 802.11 technology partners, such as Alcatel-Lucent, Aruba Wireless Networks, Cisco Systems, Nortel, Symbol Technologies, 3 Com, and Trapeze Networks Inc. to continue to provide wireless local area network support for our NetLink product, and to provide access points that support SVP capability. If any of our technology partners fail to provide voice prioritization support for our products, the market opportunity for NetLink products would be reduced and our future results of operations would be materially harmed until we find new 802.11 technology partners or voice prioritization standards are adopted.

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

•                  If we are unable to cross-sell the SpectraLink and KIRK products to each other’s channels, we may not realize the value expected from the acquisition. We acquired KIRK to extend market presence in workplace wireless telephony by adding another technology standard offering and provide a platform for international growth. If we do not successfully add each other’s products to our product offerings, we will not add incremental growth nor realize the effects of leveraging KIRK’s distribution channels, causing less than expected revenue growths and potentially lowering future cash flow forecasts such that our acquisition goodwill may be impaired.

•                  Our ability to manage potential expansion of operations outside of North America, Australia and Europe. We intend to expand our existing domestic and international operations, and to enter new markets. This expansion will require significant management attention and financial resources. We currently have limited experience in marketing and distributing our products outside of North America, Australia and Europe and in developing versions of products that comply with local standards. We may also not be able to maintain or increase international market demand for our products. International operations are subject to other inherent risks, including foreign government regulation of technology or unexpected changes in regulatory and customs requirements, difficulty and delays in accounts receivable collection, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights, foreign currency exchange rate fluctuations, and taxation consequences.

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

•                  Changes in securities laws and regulations have increased our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules related to executive compensation, has required changes in some of our corporate governance, public disclosure and compliance practices. The Act also required the SEC to implement additional new rules on a variety of subjects. In addition to rules made by the SEC, the Nasdaq Stock Market has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. These developments have increased our legal and financial compliance costs, and made some activities, like SEC reporting obligations, more expensive and difficult. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

•                  The historic volatility of our stock price, which may make it more difficult to resell shares at prices attractive to sellers. The market price of our common stock has been volatile and is likely to remain subject to wide fluctuations in the future. For example, during the year ended December 31, 2006, the closing price of our common stock has ranged from a high of $13.83 per share to a low of $7.43 per share. Many factors could cause the market price of our common stock to fluctuate, including:

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

Item 2.  Properties.

Our corporate headquarters and research and development activities are located in Boulder, Colorado, in 37,050 square feet of leased building space at 5755 Central Avenue, 15,083 square feet of office space at 5744 Central Avenue, 14,966 square feet of office space at 5766 Central Avenue, and 15,328 square feet of office space at 2545 Central Avenue.  In addition, we lease 36,125 square feet of manufacturing space at 6175 Longbow Drive in Boulder, Colorado, and we lease 18,654 square feet of manufacturing space primarily for component assembly in Empalme, Sonora, Mexico.  The length of these leases is as follows: (i) the lease for the 5755 Central Avenue facility runs through April 2012, (ii) the lease for the 5744 Central Avenue facility runs through December 2012, (iii) the lease for the 5766 Central Avenue facility runs through June 2012, (iv) the lease for 7,055 square feet of the 2545 Central Avenue facility runs through September 2012, and 8,273 square feet of the 2545 Central Avenue facility runs through December 2010, (v) the lease for 36,125 square feet of the 6175 Longbow facility runs through May 2012, and (vi) the lease through the Offshore Group who provides final assembly services at Empalme, Sonora, Mexico facility runs through August 2009. We enter into short-term leases for our domestic and international sales offices, with the exception of our sales offices in the United Kingdom, for which we have a long-term lease obligation.  We lease 5,461 square feet of office space in the United Kingdom under a lease agreement expiring in January 2011.  We believe that the combination of our existing facilities together with the availability of additional space for lease in Boulder and other real estate markets will be adequate to meet our current and foreseeable facilities needs.

The corporate headquarters of KIRK telecom, which houses administration, research and development, manufacturing and sales and marketing activities, is located at Langmarksvej 34, 8700 Horsens, Denmark. This facility consists of 102,037 square feet, and the lease for this property runs through September 2009 with KIRK telecom’s option to extend through September 2014.  KIRK scantel is located at Radhustorvet 2, 8700 Horsens, Denmark, and houses administration, sales and marketing activities.  The KIRK scantel facility consists of 1,147 square feet of leased office and storage space.  The KIRK scantel lease is cancellable with six months’ notice.

Item 3.  Legal Proceedings.

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

	2006		2005
	High	Low	High	Low
First Quarter	$13.83	$11.90	$17.87	$13.00
Second Quarter	12.52	7.56	14.42	9.39
Third Quarter	8.83	7.43	13.89	10.11
Fourth Quarter	10.41	7.99	13.57	10.70

On February 28, 2007, we had approximately 89 stockholders of record.

Dividends

We are not permitted to pay cash dividends under the terms of our Credit Facility (see Note 6 to the Consolidated Financial Statements in Item 8) and did not pay any cash dividends in 2006.   We paid quarterly cash dividends of $0.10 per share totaling $7.7 million and $7.6 million during 2005 and 2004, respectively.

Equity Compensation Plan Information

	(In thousands, except per share amounts)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,940	$13.36	3,610	(1)(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,940	$13.36	3,610

(1)          Represents 3,110,000 shares available for issuance pursuant to our 2006 Equity Incentive Plan, and 500,000 shares available for issuance pursuant to our 2006 Employee Stock Purchase Plan and our 2006 International Employee Stock Purchase Plan.

(2)          Shares available under our 2006 Equity Incentive Plan include 1,500,000 shares registered on Form S-8 on August 22, 2006; plus shares reserved, but unallocated under previous equity incentive plans, and shares forfeited or repurchased by the Company. Shares available under our 2006 Employee Stock Purchase Plan and our 2006 International Employee Stock Purchase Plan include 500,000 shares registered on Form S-8 on August 22, 2006.

The following illustrates the performance of our common stock, as compared to our peer group and the Nasdaq market group:

Item 6.  Selected Financial Data.

The selected, consolidated financial information presented below for each of the five years in the period ended December 31, 2006, is derived from our accompanying Consolidated Financial Statements in Item 8 of this report. This information should be read in conjunction with the Consolidated Financial Statements in Item 8 and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.  Historical results may not be indicative of future results.

Consolidated Statements of Operations Data:	Years Ended December 31,
(in thousands, except per share amounts)	2006 (1)	2005	2004	2003	2002
Net sales	$144,772	$97,774	$90,010	$71,428	$60,901
Cost of sales	63,631	34,273	32,643	23,813	21,291
Gross margin	81,141	63,501	57,367	47,615	39,610
Operating expenses:
Research and development	20,527	11,279	8,823	7,720	6,475
Marketing and selling	35,249	27,272	25,065	22,846	21,184
General and administrative	15,174	6,772	6,352	4,230	3,742
Purchased in-process research and development	2,021	—	—	—	—
Amortization of intangible assets	4,863	83	76	39	26
Total operating expenses	77,834	45,406	40,316	34,835	31,427
Income from operations	3,307	18,095	17,051	12,780	8,183
Other (expense) income:
Interest (expense) income, net	(1,468)	1,359	648	432	658
Other income (expense), net	56	(369)	40	(130)	(107)
Total other (expense) income	(1,412)	990	688	302	551
Income before income taxes	1,895	19,085	17,739	13,082	8,734
Income tax expense	1,934	7,061	6,785	4,906	3,319
Net (loss) income	$(39)	$12,024	$10,954	$8,176	$5,415
Basic (loss) income per share	$—	$0.63	$0.58	$0.44	$0.29
Diluted (loss) income per share	$—	$0.62	$0.56	$0.42	$0.28
Weighted average shares outstanding:

Basic	19,370	19,061	19,050	18,570	18,960

Diluted	19,370	19,370	19,550	19,270	19,240
Other financial information: (in thousands, except per share amounts)
Cash flows provided by (used in):
Operating activities	$13,210	$14,466	$9,843	$10,727	$13,890
Investing activities	1,514	(35,750)	(41,839)	(2,681)	(384)
Financing activities	(16,505)	23,362	(5,240)	(396)	(6,537)
Cash dividends declared per common share (2)	$—	$0.40	$0.40	$0.10	$—

Consolidated Balance Sheet Data:	As of December 31,
(In thousands)	2006	2005	2004	2003	2002
Cash and cash equivalents	$15,080	$16,703	$14,625	$51,861	$44,211
Cash held in escrow	—	55,148	—	—	—
Investments in marketable securities	5,639	14,088	39,765	—	—
Working capital	32,973	85,419	41,058	62,178	53,958
Total assets	143,048	130,792	91,426	81,171	67,684
Total debt excluding capital leases(3)	13,550	33,050	—	—	—
Total stockholders’ equity	89,452	76,981	73,223	66,549	56,690

(1)                  KIRK was acquired on January 3, 2006, and its results of operations have been consolidated from that date.

(2)                  On November 19, 2003, our Board of Directors declared our initial quarterly cash dividend of $0.10 per share of SpectraLink common stock.  The terms of the Credit Facility (Note 6 to the accompanying Consolidated Financial Statements in Item 8) prevented us from paying dividends or repurchasing our stock in 2006.

(3)                  We incurred debt in December 2005 in order to purchase KIRK.   See Note 2 in Item 8.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Certain statements about future events and expectations in this Form 10-K, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and stockholders in the course of presentations about SpectraLink, and conference calls following earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements we make regarding future prospects for growth in the on-premise wireless telephone system and phone market, our ability to maintain or increase our market share, our ability to introduce new products successfully, success in integrating the KIRK acquisition and our future operating results. In addition, words such as “believes,” “anticipates,” “expects,” “plans,” “estimates,” “intends,” “could,” “might,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on assumptions, which are believed reasonable but, by their nature, are all inherently uncertain and involve risk. In all cases, results could differ materially from those projected.  Certain risks and uncertainties relating to forward-looking statements are set forth below in “Management’s Discussion and Analysis of Financial Condition” and in Item 1A of this Form 10-K under the caption “Risk Factors”. New risks and uncertainties come up from time to time and it is impossible for us to predict these events or how they may affect us. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Business Description and Overview

SpectraLink commenced operations in April 1990 to design, manufacture and sell unlicensed wireless telephone communication systems for businesses.  Our product portfolio consists of three types of product categories differentiated by the wireless technologies implemented into the product:  The Link™ wireless telephone system, NetLink™ wireless telephones and the KIRK DECT telephone system. The Link wireless telephone system uses a proprietary radio infrastructure in the 902-928 MHz radio band targeted to organizations that desire a dedicated wireless voice solution for their on-premises mobile workforce.  The NetLink wireless telephone products operate over IEEE 802.11-compliant wireless local area networks (wireless LANs) in the 2400-2483 MHz frequency band using standards-based Internet Protocol (IP) technology.  NetLink products are targeted to organizations that want both a wireless voice and wireless data solution on a single network.  We also offer an Open Application Interface (OAI), which enables third-party messaging applications to be integrated with our wireless telephones. Because of the recent advances in wireless LAN technology, a significant portion of our development efforts will focus on our existing NetLink products as well as new products that operate on a wireless LAN. As a result of acquiring KIRK, we began offering the KIRK DECT products which operate in compliance with the DECT standard.

Merger with  Polycom

On February 7, 2007, SpectraLink Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with Polycom, Inc. (Polycom), (the Polycom acquisition).  Pursuant to the Merger Agreement, Polycom commenced a cash tender offer for all outstanding shares of SpectraLink common stock at a purchase price of $11.75 per share. Following the consummation of the tender offer, SpectraLink would become a wholly-owned subsidiary of Polycom.

As a condition to consummating the tender offer, SpectraLink stockholders must have validly tendered (and not withdrawn) shares constituting at least a majority of the outstanding shares of SpectraLink common stock (taking into account the potential exercise of stock options). In addition, the obligation of Polycom to consummate the tender offer is subject to several additional conditions described in the Merger Agreement, including among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (which expired March 8, 2007) and no material adverse effect on SpectraLink’s business having occurred.  If more than a majority of the outstanding shares but fewer than 90% of the outstanding shares, are validly tendered (and not withdrawn) in the tender offer, Polycom will be obligated to purchase the tendered shares but may elect to conduct a subsequent offering period in order to achieve ownership of 90% of the outstanding shares in order to effect a short-form merger. We have granted Polycom an option (a top-up option) to purchase shares of SpectraLink common stock such that, if Polycom receives at least 80% of the outstanding shares through the tender offer, the additional shares purchased by exercising the option would enable Polycom to achieve ownership of 90% of the outstanding shares of SpectraLink common stock.

The closing of the merger is also subject to customary closing conditions. In particular, if Polycom owns fewer than 90% of the outstanding shares of SpectraLink common stock following the tender offer (and following exercise of the top-up option, if applicable), then SpectraLink will be required to hold a special stockholders meeting to obtain stockholder approval of the merger.

Tender and Voting Agreement

In order to induce Polycom to enter into the Merger Agreement, all directors and executive officers of the Company (in their capacities as stockholders of the Company), consisting of Carl D. Carman, Anthony V. Carollo, Jr., John H. Elms, Masood Garahi, John A. Kelley, Gerald J. Laber, Ole Lysgaard Madsen, Leah Maher, Ernest J. Sampias and Werner P. Schmücking, entered into Tender and Voting Agreements with Polycom concurrently with the execution and delivery of the Merger Agreement. Subject to the terms and conditions of these agreements, each director and executive officer of the Company agreed to tender the shares held by them in the tender offer and to vote such shares in favor of adoption of the Merger Agreement.

Acquisition of KIRK

On January 3, 2006, SpectraLink Corporation, through its wholly-owned subsidiaries, acquired all of the stock of KIRK for 389.0 million Danish Kroner or approximately $62.0 million, which was paid in cash, and approximately $2.0 million of acquisition-related costs.  As a result of the acquisition, KIRK became a wholly owned subsidiary of SpectraLink Corporation. We funded the acquisition price with approximately $31 million of our own cash plus funds provided by a Credit Facility.  KIRK is based in Horsens, Denmark, and designs, manufactures and sells unlicensed wireless telephone systems using the DECT standard.  KIRK also offers the KIRK Serial In Out (SIO) to enable third-party messaging applications to interface with its telephone systems.

With the addition of the KIRK DECT products, we now offer a complete product portfolio that incorporates all major enterprise wireless voice technologies: Wi-Fi, DECT and proprietary systems.  Our acquisition of KIRK also significantly increases our international reach and augments our distribution channels and geographical market penetration, further extending our leadership in workplace wireless telephony.  Furthermore, the acquisition enables us to compete in new small to medium business markets in the Americas with KIRK DECT products. As a result of the integration of KIRK’s operations, our 2006 results of operations were significantly impacted, resulting in increased sales, cost of sales, and operating expenses above historical levels.

New Product Developments

OEM partners Nortel and NEC North America are now offering DECT systems as part of their wireless portfolios in North America.   Internationally, NetLink wireless telephones are being integrated into the product offerings of KIRK distributors we obtained through our purchase of KIRK telecom.  We are also working with KIRK telecom’s top eight distributors, all of whom attended a partner conference and training session including the NetLink product in the fourth quarter of 2006. We expect to realize additional sales attributed to these efforts.

In the second quarter of 2006, we first started selling the new Link 6020 handset.  The Link 6020 handset includes a larger display, improved battery performance, speakerphone, and new user-interface and profile attributes to improve usability in a wide variety of enterprise applications. We also launched the KIRK Wireless Server 600v3, a cost-effective and highly scalable solution that offers wireless IP telephony via DECT infrastructure for customers running VoIP over a Cisco CallManager, H.323 or Sessions Initiation Protocol (SIP) servers.

In January 2007, we announced our next-generation Wi-Fi telephony handsets, the NetLink 8000 Series wireless telephones.  The new NetLink 8000 Series handsets are the first commercially available enterprise-grade handsets to support the IEEE 802.11a, b and g radio standards.  The NetLink 8000 Series features an integrated speakerphone, interchangeable battery packs to support up to eight hours of talk time and secure, private conversations on a converged Wi-Fi networks utilizing SpectraLink Voice Priority (SVP) or Wireless Multimedia (WMM) (depending on wireless infrastructure support).  Also in January 2007, we announced the Netlink Softphone (NetLink SP) application which allows voice-enabled mobile devices to function as full featured business telephones integrated with an enterprise telephone system.  The NetLink SP operates as a thin client and runs on both Microsoft Windows Mobile 5.0 and PocketPC operating systems in conjunction with SpectraLink’s NetLink Telephony Gateway.  The NetLink Telephony Gateway’s unique digital interface technology makes it possible to extend the advanced features and functions of a company’s telephone switch, such as call transfer, conferencing and voicemail integration, to the wireless end-user device.

Our Business

We are continuing our transition from a North American-oriented niche market provider to a global supplier of workplace wireless systems through our KIRK subsidiary as well as our partnerships with some of the largest telecommunications manufacturers worldwide including Alcatel, Avaya, Inter-Tel and NEC America and Nortel. We expect our NetLink sales to continue to grow both in terms of dollars as well as a percentage of total revenue due to the introduction of the new NetLink products discussed earlier and because our OEM partners primarily sell NetLink wireless telephones.

During 2006, we generated net sales of $144.8 million compared to $97.8 million in 2005, with product revenue accounting for $114.2 million and service accounting for $30.6 million of the 2006 revenue.  We generated a net loss of approximately $39,000, or $0.00 per diluted share for 2006 compared to net income of $12.0 million, or $0.62 earnings per diluted share for 2005.  Our decline in net income and earnings per diluted share is attributable to a number of factors including costs related to the acquisition of KIRK, the additional stock-based compensation costs resulting from the adoption of SFAS 123R and lower gross margin results, all of which are explained further in our discussion of results of operations.

The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment.  We operated our business across two business segments based on the legal structure of SpectraLink and KIRK during 2006. Prior to fiscal 2006, and the acquisition of KIRK, we operated as one segment.

Consolidated Results of Operations

	Year Ended December 31,
(in thousands)	2006	% Change	2005	% Change	2004
Net product and service sales	$144,772	48%	$97,774	9%	$90,010
Cost of product and service sales	63,631	86%	34,273	5%	32,643
Gross margin	81,141	28%	63,501	11%	57,367
Research and development	20,527	82%	11,279	28%	8,823
Marketing and selling	35,249	29%	27,272	9%	25,065
General and administrative	15,174	124%	6,772	7%	6,352
Acquired in-process research and development	2,021	—	—	—	—
Amortization of intangible assets	4,863	—	83	—	76
Income from operations	3,307	(82)%	18,095	6%	17,051
Total other (expense) income	(1,412)	(243)%	990	44%	688
Income tax expense	(1,934)	(73)%	(7,061)	4%	(6,785)
Net (loss) income	$(39)		$12,024		$10,954
As a % of net sales
Cost of product and service sales	44%		35%		36%
Gross margin	56%		65%		64%
Research and development	14%		12%		10%
Marketing and selling	24%		28%		28%
General and administrative	10%		7%		7%
Acquired in-process research and development	1%		0%		0%
Amortization of intangible assets	3%		0%		0%
Income from operations	2%		19%		19%
Total other (expense) income	-1%		1%		1%
Income tax expense	1%		7%		8%
Net (loss) income	0%		12%		12%

Net product and service sales: Consolidated net sales for 2006 increased 48% to $144.8 million from $97.8 million for 2005. The majority of our growth in revenue, $34.1 million, was the result of our acquisition of KIRK in January 2006, with the balance of $12.9 million in organic growth.  Consolidated net sales increased 9% in 2005 from $90.0 million in 2004, an increase of $7.8 million over 2004.

Consolidated product sales increased to $114.2 million in 2006, an increase of $39.4 million from 2005.  Of the 2006 increase, $33.2 million was attributable to our acquisition of KIRK while $6.2 million was organic growth from our SpectraLink segment.  NetLink sales for 2006 accounted for 36% of product sales, or $40.9 million, Link sales accounted for 35% of product sales, or $40.0 million, and KIRK DECT sales accounted for 29% of product sales or $33.3 million.  Product sales in 2006 grew by $5.7 million in NetLink product sales and $0.4 million in Link product sales.  Consolidated product sales increased $3.2 million or 4% in 2005.  This increase consisted of a $4.7 million increase in NetLink sales partially offset by a $1.5 million decrease in Link sales.

Consolidated service sales for 2006 increased 33% to $30.6 million compared to $23.0 million for 2005.  The 2006 increase in service sales was primarily attributed to increases in maintenance contracts relating to products previously sold to a larger installed base, installations and time and materials services.  Consolidated service sales for 2005 increased 25% or $4.6 million to $23.0 million compared to $18.3 million in 2004.  The acquisition of KIRK did not contribute significantly to the increase in service sales in 2006, with less than $1.0 million in service sales from our KIRK segment.

Our sales are generated through three distribution channels: our traditional indirect reseller channel (indirect); our OEM partner channel; and through our direct sales team (direct).  As a percentage of consolidated net sales, sales through our indirect channel were 45%, 51% and 54% for 2006, 2005 and 2004, respectively;  through our OEM partner channel were 31%, 19% and 14%, respectively and through our direct channel were 24%, 31% and 32%, respectively.  The decline in direct sales as a percentage of consolidated net sales is primarily due to the addition of the KIRK segment, which sells only through indirect and OEM channels.  We expect sales through our indirect and OEM sales channels to increase as a percentage of consolidated net sales in order to achieve our targeted growth rate.

International sales were approximately $38.5 million, $6.2 million, and $ 4.1 million for 2006, 2005 and 2004, respectively.  The $32.3 million increase in international revenue in 2006 is a result of an increase of $34.1 million directly related to revenue from KIRK, partially offset by a decrease of $1.8 million in SpectraLink international sales.  The decline in SpectraLink international sales was as a result of three large orders by distributors in the fourth quarter of 2005 that were not repeated or replaced with similar orders in 2006.

Cost of Product and Service Sales.  Our cost of product sales consists primarily of direct material, direct labor, product packaging, third-party royalties and manufacturing overhead.  For 2006, cost of product sales increased by 117% to $48.0 million from $22.1 million for 2005.  Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.  For 2006, cost of service sales increased by 28% to $15.6 million from $12.2 million for 2005.  The increase in cost of product sales is directly related to the increase in product sales, largely due to the addition of KIRK DECT product sales as a result of the acquisition of KIRK.  The increase in cost of service sales is directly related to the increase in service sales, but is not significantly impacted by the KIRK acquisition as KIRK service sales were less than $1.0 million in 2006.

In 2005, cost of product sales decreased by 0.5% to $22.1 million from $22.2 million in 2004. Cost of product sales as a percentage of product sales was 30% for 2005 compared to 31% for 2004.  In 2005, cost of service sales increased by 17% to $12.2 million from $10.4 million in 2004. Cost of service sales as a percentage of service sales was 53% for 2005 compared to 57% for 2004.

Gross Margin.  Our overall gross margin was $81.1 million, $63.5 million and $57.4 million for 2006, 2005 and 2004, respectively, and our gross margins as a percentage of net sales were 56%, 65% and 64%, respectively.  We attribute the dilution of our gross margin primarily to the addition of KIRK DECT products, a higher percentage of OEM partner sales in our channel mix and a higher percentage of Netlink sales in our product mix.  In addition, our margin also decreased because of the higher percentage contribution from our service business in 2006 that carries a lower gross margin.

Our KIRK products have a lower gross margin than the gross margin on our Link and NetLink products.  We also realize a lower gross margin on products sold through OEM relationships because of the pricing arrangements in these relationships which typically carry higher discounts.  In addition, our NetLink product line gross margin is approximately 5% to 7% lower than the aggregate gross margin from the sale of Link products because of the added infrastructure associated with Link sales which has a higher gross margin than our handsets.   Because our OEM partners primarily sell NetLink wireless telephones, if OEM sales increase, we would expect NetLink sales to also increase.   If we sell proportionately more NetLink and DECT than Link, we will continue to see reductions of our overall gross margins.

Research and Development.  Consolidated research and development expense (excluding acquired in-process research and development expense and amortization of intangible assets) for 2006, increased 82% to $20.5 million from $11.3 million for 2005, and also increased as a percentage of consolidated net sales to 14% from 12%. The increase was primarily due to the acquisition of KIRK, additional resources required to support our new product rollouts and compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R (Discussed in “Adoption of New Accounting Pronouncements” and Note 1 in Item 8).

Consolidated research and development expense increased $2.5 million or 28% to $11.3 million for 2005 from $8.8 million for 2004 and also increased as a percentage of consolidated net sales to 12% from 10%. See SpectraLink Segment Results of Operations.

Marketing and Selling. Consolidated marketing and selling for 2006, increased $8.0 million or 29% to $35.2 million from $27.3 million for 2005 but decreased as a percentage of consolidated net sales to 24% from 28% .  The increase in dollars spent was primarily due to the acquisition of KIRK, commissions paid on higher sales in 2006 and compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R.  Marketing and selling expense decreased as a percent of net sales due to the fixed components of marketing and selling expenses such as base compensation and facility related costs that do not increase in proportion to net sales.

Consolidated marketing and selling for 2005, increased $2.2 million or 9% to $27.3 million from $25.1 million for 2004.  See SpectraLink Segment Results of Operations.

General and Administrative.  Consolidated general and administrative expense for 2006, increased 124% to $15.2 million from $6.8 million for 2005. The increases were primarily due to the acquisition of KIRK, compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R and increased professional services fees.

Consolidated general and administrative expense increased $0.4 million or 7% to $6.8 million for 2005 from $6.4 million for 2004 and remained constant at 7% as a percentage of consolidated net sales. See SpectraLink Segment Results of Operations.

Other (expense) income, net.  Consolidated other (expense) income, net primarily consists of interest income and expense.  In 2006, other (expense) income, net was a net expense of $1.4 million, down $2.4 million from net other income of $1.0 million in 2005.  The decline is a direct result of the increase in interest expense on indebtedness we incurred in the acquisition of KIRK and as a result of lower interest income due to lower cash balances as a result of cash paid in the KIRK acquisition.  Interest expense was $2.0 million in 2006, compared to $0.2 million in 2005, and interest income was $0.6 million in 2006 compared to $1.5 million in 2005.  Interest income is the result of our investments in interest bearing bank accounts, money markets, investment-grade debt securities, government securities, and corporate bonds, offset by banking fees.

Other (expense) income, net increased $0.3 million in 2005 from $0.7 million in 2004.  The increase in 2005 as compared to 2004 was primarily due to interest earned on our investments in marketable securities and money market accounts. This increase was offset by interest expense on our debt, a loss recorded on marking a forward currency contract to market and a realized loss on the sale of marketable available-for-sale securities.

Income tax expense.  Consolidated income tax expense was $1.9 million, or an effective tax rate of 102% in 2006, compared to effective tax rates of 37% and 38% for 2005 and 2004, respectively.   Our business was primarily domestic to the United States in 2004 and 2005, creating a relatively flat effective tax rate from year-to-year.  Our 2006 effective tax rate is negatively impacted by the mix of domestic versus foreign income, stock-based compensation recorded under SFAS 123R that is not deductible for tax purposes, and a nondeductible in-process research and development write-off in the first quarter of 2006 associated with our acquisition of KIRK. Excluding the impact of the non-deductible in-process research and development and SFAS 123R charges, our 2006 effective tax rate would have been approximately 33%.

The decrease in the effective tax rate for fiscal 2005 compared with fiscal 2004 was due to a new tax deduction for qualified manufacturing expenses enacted as part of the American Job Creation Act of 2004 and a higher research and development tax credit due to higher spending in research and development.

Segment Results of Operations

We operated our business across two operating segments, based on the legal structures of SpectraLink and KIRK during 2006.   Prior to fiscal year 2006, and the acquisition of KIRK, we operated as one segment.

The SpectraLink segment primarily consists of our Americas operations and corporate activities, including ongoing global corporate support functions, such as executive offices, legal, finance and treasury. The SpectraLink segment also includes branch sales and sales support personnel located in the United Kingdom and Australia.

The KIRK segment is comprised of the operations and corporate activities of KIRK acquired on January 3, 2006 (See Note 2 in Item 8). KIRK designs, manufactures and sells wireless onsite adjunct communication solutions. KIRK also includes two subsidiaries: KIRK telecom, Inc., a distribution sales and support subsidiary in the United States; and KIRK scantel A/S, which designs, contract manufactures and sells wired and wireless telephones under the KIRK brand name to the residential market, primarily in the Scandinavian countries. KIRK telecom, Inc. had minimal activity in 2006 as its staff was hired by SpectraLink and was dissolved in January 2007.

We have classified certain costs resulting primarily from the acquisition of KIRK, including debt service, amortization of intangible assets, purchased in-process research and development and foreign currency changes as unallocated in our segment presentations to provide segment information that presents operational results.

Sales to Major Customers (As a Percentage of Net Sales). During 2006, one customer comprised greater than 10% of our net sales, which customer represented 12% of our net sales.  No one customer comprised more than 10% of total net sales in 2005. During 2004, one customer represented 10% of our net sales.

Unallocated Costs

The following table summarizes our unallocated costs which primarily relate to our acquisition of KIRK:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Acquired in-process research and development	$(2,021)	$—	$—
Amortization of intangible assets	(4,863)	(83)	(76)
Total unallocated costs	$(6,884)	$(83)	$(76)

SpectraLink Segment

SpectraLink Segment Results of Operations

	Year Ended December 31,
(in thousands)	2006	% Change	2005	% Change	2004
Net product and service sales	$110,736 (a)	13%	$97,774	9%	$90,010
Cost of product and service sales	44,118 (b)	29%	34,273	5%	32,643
Gross margin	66,618	5%	63,501	11%	57,367
Research and development	15,566	38%	11,279	28%	8,823
Marketing and selling	30,989	14%	27,272	9%	25,065
General and administrative	11,082	64%	6,772	7%	6,352
Income from operations	$8,981	(51)%	$18,178	6%	$17,127

As a % of net sales
Cost of product and service sales	40%		35%		36%
Gross margin	60%		65%		64%
Research and development	14%		12%		10%
Marketing and selling	28%		28%		28%
General and administrative	10%		7%		7%
Income from operations	8%		19%		19%

(a) - Includes intercompany sales to KIRK totaling approximately $0.1 million.

(b) - Includes intercompany cost of sales to KIRK of approximately $24,000.

Net Product and Service Sales. We derive our product sales principally from the sale of wireless, on-premises telephone systems. We derive our service sales principally from the installation and maintenance of wireless handsets and on-premises telephone systems. Net product and service sales increased $13.0 million, or 13%, in 2006 from 2005. Product sales increased $6.2 million, or 8%, to $81.0 million in 2006 from $74.8 million in 2005. The increase in product sales was primarily related to an increase in our NetLink product sales, driven by increased OEM sales and sales to our retail market segment. Service sales increased $6.6 million, or 29%, to $29.6 million in 2006 from $23.0 million in 2005. The increase in service sales was primarily related to an increase in maintenance contracts, installations and time and materials services.

In 2005, product sales increased 4% to $74.8 million from $71.7 million in 2004. The increase in product sales was mainly due to an increase in our NetLink product sales, driven by an increase in OEM sales. In 2005, service sales increased

25% to $23.0 million from $18.3 million in 2004 due primarily to an increase of our maintenance contracts of $2.7 million relating to products previously sold to a larger installed base of customers. In addition, the combined increase for installation and time and materials accounted for over $1.9 million in 2005. Installation sales increased primarily due to increased service activities in the retail customer segment.

Cost of Product and Service Sales.  Our cost of product sales consists primarily of direct material, direct labor, product packaging, third-party royalties and manufacturing overhead.  For 2006, cost of product sales increased by 29% to $28.6 million from $22.1 million for 2005.  Our cost of service sales consists primarily of employee-related costs and the associated costs incurred to provide installation, maintenance, training, and product repair and support.  For 2006, cost of service sales increased by 28% to $15.5 million from $12.1 million for 2005.

In 2005, cost of product sales decreased to $22.1 million from $22.2 million in 2004. Cost of product sales as a percentage of product sales, net was 30% for the year ended December 31, 2005 compared to 31% for 2004.  In 2005, cost of service sales increased by 16% to $12.1 million from $10.4 million in 2004. Cost of service sales as a percentage of service sales was 53% for 2005 compared to 57% for 2004.

Gross Margin.  For 2006, gross margin as a percentage of net sales decreased to 60.2% from 65% for 2005. The decrease in gross margin was primarily due to margin loss on product sales as margins for services remained relatively flat.

Gross margin from product sales for 2006 decreased to 65% from 70% for 2005 due to an increase in NetLink product sales, which carry lower margins, and increased sales through our OEM partners which typically carry higher discounts as well as an increase in material costs, primarily related to the launch of the Link 6020 handset, manufacturing variances and warranty costs.  Gross margin from service sales for 2006 increased slightly to 48% from 47% for 2005.

In 2005, our gross margin increased to 65% from 64% in 2004. The increase in gross margin was due to increased product and service sales. Gross margin from net product sales for 2005 increased to 70% from 69% in 2004. This increase in gross margin from product sales was due to increased sales. For 2005, the gross margin from service sales increased to 47% from 43% in 2004, primarily due to increased efficiency and the effect of fixed costs included in the cost of service sales.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products, enhance existing products and reduce the cost of our systems. Research and development expenses as a percentage of net sales were 14% for 2006 compared to 12% for 2005. The increase in research and development dollars spent and the increase as a percentage of net sales were primarily due to increases in salaries and employee benefits related to headcount additions; as well as increased professional services fees, miscellaneous parts and supplies to support our new product rollouts; and compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R.

The increase in research and development dollars spent in 2005 compared to 2004, and the increase as a percentage of net sales, were each due to increases in salaries, employee benefits and facility costs related to increases in headcount, as well as increased recruiting fees related to hiring a new executive vice president of engineering and chief technology officer. Other factors contributing to this increase included consulting fees, product design fees, and miscellaneous parts and supplies with the development of new products and performance enhancements to existing products.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and benefits for personnel, commissions, travel, product marketing material, tradeshows, sales meetings and market research. Marketing and selling expenses as a percentage of net sales were 28% for both 2006 and 2005. Sales and marketing dollars spent increased in proportion to the sales increase and primarily related to increases in salaries and employee benefits related to headcount additions, commissions, and compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R.

Marketing and selling expenses as a percentage of net sales were 28% for both 2005 and 2004.  The increase in marketing and selling dollars spent for both domestic and international sales in 2005 as compared to 2004 was primarily due to an increase in salaries and employee benefits to hire and retain personnel, commissions due to higher sales, travel, marketing and promotional costs.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, legal, investor relations, and human resources. General and administrative expenses as a percentage of net sales were 10% for 2006 compared to 7% for 2005.  The increase in general and administrative dollars spent and the increase as a percentage of net sales, were each due to increases in costs for accounting, legal and outside consulting fees related to the acquisition of KIRK that were not capitalizable as a component of the purchase price, including Sarbanes-Oxley Section 404 compliance, increases in salaries and employee benefits primarily related to headcount additions and merit raises, as well as compensation expense associated with the fair value of stock-based awards related to the adoption of SFAS 123R also contributed to the increase from 2005 to 2006.

The increase in general and administrative dollars spent in 2005 as compared to 2004 was primarily due to increased salaries and employee benefits to hire and retain personnel, as well as an increase in professional fees, insurance and legal, as well as additional expenses related to the acquisition of KIRK. The increase was partially offset by a decrease in consulting fees spent in 2004 related to our first year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The decrease of general and administrative expenses as a percentage of sales was due to increased sales.

KIRK Segment

The following represents the KIRK segment’s actual results for 2006 and pro forma results, as if the acquisition had occurred on January 1, 2005, for comparative purposes.

The Danish Krone is KIRK’s functional currency, therefore, results are impacted by fluctuations in the currency exchange between the Danish Krone and the U.S. Dollar.  The year-over-year income from operations comparison was positively impacted by an approximate 4% strengthening of the Danish Krone against the U.S. Dollar.

KIRK Segment Results of Operations

	Year Ended December 31,
(in thousands)	2006	% Change	2005
	(actual)		(pro forma)
Net product and service sales	$34,525 (a)	(13)%	$39,764
Cost of product and service sales	19,731 (b)	(3)%	20,310
Gross profit	14,794	(24)%	19,454
Research and development	4,961	(1)%	5,019
Marketing and selling	4,260	(11)%	4,778
General and Administrative	4,092	(2)%	4,167
Income from operations	$1,481	(73)%	$5,490

As a % of net sales
Cost of product and service sales	57%		51%
Gross profit	43%		49%
Research and development	14%		13%
Marketing and selling	12%		12%
General and Administrative	12%		10%
Income from operations	4%		14%

(a) - Includes intercompany sales to SpectraLink totaling approximately $0.4 million.

(b) - Includes intercompany cost of sales to SpectraLink of approximately $0.2 million.

Net Product and Service Sales. KIRK derives its product sales principally from the sale of wireless, on-premises telephone systems. KIRK derives its service sales principally from the time and material repairs of wireless, on-premises telephone systems. Net product and service sales decreased 13% for 2006 compared to the pro-forma results for 2005. The decrease in net sales was primarily due to a decrease in KIRK OEM product sales to one North American customer and a decrease in KIRK scantel’s (residential phones) sales related partly to delayed product introduction.

Net product and service sales for KIRK increased every quarter in 2006 and excluding the North American OEM customer referred to above increased 7% in 2006 compared to 2005.

Cost of Product and Service Sales. KIRK’s cost of product sales consists primarily of direct material, direct labor, product packaging, third-party royalties, depreciation and manufacturing overhead.  KIRK’s cost of service sales consists primarily of costs incurred to provide product repair.  Cost of sales decreased by 3% in 2006 compared to 2005 primarily due to a decrease in material costs on lower OEM sales in 2006.  The percentage decrease in cost of sales is less than that of the net product and services sales due to the fixed costs components of cost of sales, an inventory write-off for an obsolete product series in KIRK scantel’s product portfolio and increased costs related to scantel’s introduction of a number of new products.

Gross Margin. The KIRK segment’s gross margin as a percentage of net sales decreased to 43% for 2006 compared to 49% in 2005. The decrease in gross margin was due to the fixed cost coverage on lower volumes, differences in product mix and KIRK scantel’s inventory reserves related costs as discussed above.  Gross margin on service sales did not impact KIRK’s total gross margin significantly in 2006 and 2005.

Research and Development. Research and development expenses consist primarily of employee costs, professional services, and supplies necessary to develop new products and enhance KIRK’s existing products. Research and development expenses as a percentage of net sales were 14% and 13% for 2006 and 2005, respectively. Although the dollars spent on research and development were relatively flat from 2005, research and development increased as a percentage of net sales due to lower net sales in 2006.   There were increases in salaries, and employee benefits primarily related to increases in headcount to support development of new products and enhancements to existing products in 2006.  However, these increases were more than offset by customer reimbursements of expenses related to certain of the development projects.

Marketing and Selling. Marketing and selling expenses consist primarily of salaries and other expenses for personnel, travel, advertising, market research, trade shows, marketing and promotion costs. Marketing and selling expenses decreased approximately $0.5 million in 2006 compared to 2005 but were 12% of net sales for both 2006 and 2005.  The $0.5 million net decrease in marketing and sales dollars spent was primarily due to cost control efforts implemented by management to improve operating income.

General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, legal, and human resources. General and administrative expenses as a percentage of net sales were 12% and 10% for 2006 and 2005, respectively.  General and administrative expenses in 2006 were impacted by one-time integration costs related to SpectraLink’s acquisition of KIRK. In addition, KIRK incurred increased expenses associated with the fair value of stock-based awards related to the adoption of SFAS 123R.  These increases in costs were more than offset by cost control efforts implemented by management to improve operating income.  As a result, the dollars spent were relatively flat but increased as a percentage of net sales due to the decrease in net sales for 2006.

Liquidity and Capital Resources

The following summarizes our key liquidity and capital resources metrics for the periods presented:

	Years ended December 31,
	(in thousands)
	2006	2005	2004
Cash Flows
Cash provided by operating activities	$13,210	$14,466	$9,843
Cash provided by (used in) investing activities	1,514	(35,750)	(41,839)
Cash (used in) provided by financing activities	$(16,505)	23,362	(5,240)

(in thousands)	As of December 31, 2006	As of December 31, 2005
Capital Resources
Cash and cash equivalents	$15,080	$16,703
Investments	5,639	14,088
Cash held in escrow	—	55,148
Working capital, excluding cash held in escrow	32,973	30,271
Current portion, long-term debt	6,000	15,000
Long-term debt	7,550	18,050
Borrowing availability under line of credit	11,424	1,950

Cash flows provided by operations decreased by $1.2 million in 2006, compared to 2005,

and increased $4.6 million, in 2005 compared to 2004. Costs associated with the introduction of a new product, additional interest payments from acquisition related debt and non-capitalizable costs related to the acquisition of KIRK contributed to the lower operating cash flows in 2006.   An increase in net income and collection of receivables in 2005 contributed to the higher operating cash flows in 2005.

Cash provided by investing activities was $1.5 million in 2006, compared to a net use of cash by investing activities of $35.8 million in 2005. This is primarily the result of selling investments to repay debt associated with the KIRK acquisition in 2006, as opposed to purchasing investments with our available cash — as was our policy prior to incurring debt to acquire KIRK.  Cash used by investing activities in 2005 was lower than cash used in 2004 of $41.8 million primarily because investments were sold at the end of 2005 in anticipation of the KIRK acquisition.

Cash used in financing activities was $16.5 million for 2006, compared to $23.4 million provided by financing activities in 2005.  Cash provided by financing activities in 2005 was $28.6 million higher than net cash used in financing activities of $5.2 million in 2004. The increase in 2005 was primarily due to the borrowings of $33.1 million under our Credit Facility to purchase KIRK, offset by dividend payments and treasury stock purchases totaling $12.7 million and cash received from option exercises and employee stock purchases of $3.7 million.   The acquisition of KIRK changed our focus in 2006 from investing available cash to repaying debt.  In conjunction with the liquidation of investments, we also used cash provided by stock option exercises and employee stock purchases, totaling approximately $2.7 million, to offset debt repayments in 2006.

Our available credit under our revolving line of credit at the end of December 2006 was $11.4 million and represents additional borrowings available to us based upon receivables and inventory at December 31, 2006, which is greater than the $6.1 million outstanding under the revolving line of credit at the end of 2006. Per the terms of the Credit Facility, we calculate our available credit at the end of each month, beginning in June 2006. (see Note 6 to the Consolidated Financial Statements in Item 8.).  We did not incur additional debt during or subsequent to 2006.

Under the Credit Facility, we are required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements related to consolidated net worth, a quarterly leverage ratio and a quarterly fixed charge ratio. The Credit Facility also limits our ability to: enter into secured and unsecured borrowing arrangements, issue dividends to stockholders (we were permitted to pay a dividend in December 2005), repurchase our stock, acquire and dispose of businesses, and issue additional shares of our stock, among other requirements, as defined in the Credit Facility. We were in compliance with all covenants related to the Credit Facility at December 31, 2006, and as of the date of this report.

We believe that our current cash, cash equivalents, marketable securities and cash generated from operations will be sufficient, based on our presently anticipated needs, to fund necessary capital expenditures, to provide adequate working capital, and to repay debt when it is due. There can be no assurance, however, that we will not require additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds were to be raised through the sale of equity securities, additional dilution to the existing stockholders would likely result.

Aggregate Contractual Obligations and Commercial Commitments

As of December 31, 2006, expected future cash payments related to contractual obligations and commercial commitments are as follows (in thousands):

Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$6,000	$7,550	$—	$—	$13,550
Interest (1)	816	325	—	—	1,141
Capital leases	97	168	156	—	421
Operating leases (2)	1,903	3,957	2,420	667	8,947
Other purchase commitments (3)	1,483	100	—	—	1,583
Total	$10,299	$12,100	$2,576	$667	$25,642

(1)          Interest is calculated based upon rates existing at December 31, 2006. Refer to Note 6 to the accompanying Consolidated Financial Statements in Item 8.

(2)          Facilities and equipment leased under non-cancelable operating lease arrangements that expire at various dates through 2012.

(3)          We have purchase obligations with various vendors and suppliers for the purchase of inventory, as well as goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from six to twelve months from the purchase date, and in certain cases, purchase orders that contain non-cancelable/non-returnable terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions, which may allow us to delay receipt of such orders. Such orders may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of demand requirements, and we have previously recognized charges and expenses related to such excess material, resulting primarily from engineering changes. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.  We believe our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments, and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Off-Balance Sheet Arrangements

Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products.  We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in the Company’s financial statements.

Change of Control and Severance Arrangements

The following executive officers of the Company entered into change of control agreements with the Company on the dates listed in the following table:

NAME	POSITION	DATE OF AGREEMENT
John H. Elms	President and Chief Executive Officer	April 12, 2006; amended and restated on February 7, 2007
John A. Kelley	Executive Vice President, Operations	April 12, 2006; amended and restated on February 7, 2007
Masood Garahi	Executive Vice President, Engineering and Chief Technology Officer	April 12, 2006; amended and restated on February 5, 2007
Ernest J. Sampias	Chief Financial Officer and Executive Vice President, Finance and Administration	May 15, 2006
Ole Lysgaard Madsen	Executive Vice President, International	January 3, 2006; amended on January 31, 2007 (part of his employment agreement with the Company)
Leah Maher	Executive Vice President and General Counsel	April 12, 2006; amended and restated on February 5, 2007

These change of control agreements for each officer named above other than Mr. Madsen, provide that upon the involuntary termination (including resigning for good reason) or termination of such officer’s employment as a result of disability or death within 12 months following a change of control of the Company, such officer will be entitled to (i) severance pay equal to one times the sum of his or her annual base salary, (ii) 100% of such officer’s target annual incentive compensation

(including any applicable quarterly incentives assuming 100% achievement), (iii) for the year in which the date of termination occurs, continued coverage under the Company’s health, life, dental and other insurance programs for the 12-month severance pay period, (iv) immediate accelerated vesting of all stock options to purchase Common Stock and any repurchase right of the Company shall lapse with respect to shares of restricted stock held by him or her at the time of termination, and (v) if any of the payments above constitute “parachute payments” within the meaning of 280G of the Internal Revenue Code, then such officer will receive a payment sufficient to pay such excise tax (“280G gross-up payment”) and an additional payment sufficient to pay any Section 280G excise taxes and federal or state income taxes arising from the 280G gross-up payment. The Service Agreement entered into by Mr. Madsen provides that in the event of a change of control, Mr. Madsen will receive an additional three (3) months notice prior to the termination of such agreement. The consummation of the Offer and Merger would constitute a change of control under each of these officers’ change of control agreements.

The aggregate potential payments and benefits payable to each of the Company’s officers under the above agreements are approximately as follows:  Mr. Elms, $1.1 million; Mr. Kelley, $0.4 million; Mr. Garahi, $0.4 million; Mr. Sampias, $0.6 million, Ms. Maher, $0.6 million, and Mr. Madsen, $0.6 million.  We have contracts with other employees relative to termination from employment with our Company, both with and without a change in control.   Polycom also entered into retention agreements with certain executives.

Our equity compensation plans provide for accelerated vesting of 50% of all outstanding, unvested options to purchase shares of SpectraLink stock upon a change in control for all option holders.   However, immediately prior to the consummation of the Polycom acquisition, all options will vest.  Polycom will pay option holders for the difference between the exercise price of their outstanding options and $11.75 on the acquisition date.   Options that are exercisable at prices above $11.75 will be cancelled and extinguished without consideration.

Unless stated otherwise by written agreement, restricted stock outstanding when the acquisition is consummated will continue to vest according to its terms and will be settled in cash at $11.75 per share as vesting occurs.   Outstanding purchase rights under our employee stock purchase plans upon the consummation of the acquisition will be converted into rights to receive cash from Polycom equal to the number of shares that would have been acquired at the market price for SpectraLink stock immediately prior to the acquisition times $11.75.

Critical Accounting Policies and Estimates

We have identified the most critical accounting principles upon which our reported financial position and results of operations depend. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Below is a summary of our most critical accounting policies. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, on an on-going basis, including those related to revenue recognition, receivables, product warranty obligations, inventories, stock based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Each of these methods involve the use of estimates made by management.

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

H. Goodwill	Potential impairment of carrying value	We are required to assess the carrying value of goodwill annually and record an impairment, if necessary.

Goodwill is allocated to reporting units. Impairment testing is performed in two steps:

(1) Determine enterprise value of each reporting unit allocated goodwill.

(2) If enterprise value is lower than carrying value, a potential impairment exists and Step 2 is necessary.

Step 2 requires reallocated of purchase price to reporting unit assets and calculation of a new goodwill amount.

If Step 2 results in a new goodwill amount that is lower then the goodwill carrying value, an impairment must be recorded currently in the ledgers.

We utilize third party valuation firms to perform goodwill impairment testing.

With the assistance of these firms, we determined:

Allocation of the goodwill between reporting units.

An appropriate method to value enterprise value of the reporting units, which was determined to be the discounted cash flow method.

An appropriate weighted average cost of capital as our discount factor.

Future year cash flow projections, based upon our Board-approved operating budget.

In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. Revisions to any of the discussed estimates, or other non-critical items, could have a significant effect on our consolidated financial statements.

Adoption of New Accounting Pronouncements

The adoption of the following accounting pronouncements in the year ended December 31, 2006, did not have a material impact on our results of operations, financial condition, or cash flows:

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

•                  Emerging Issues Task Force (“EITF”) Issue 05-06, “Determining the Amortization Period for Leasehold Improvements”;

•                  SEC Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements;” and

•                  FASB Staff Positions 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements.  In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for the implementation of SFAS 123R. On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R.  Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based awards granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of historical forfeitures, we have applied an annual forfeiture rate of 9% to all unvested options as of December 31, 2006.  This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Forfeited or otherwise cancelled options are returned to the pool of options authorized for issuance under our stock-based compensation plans. It is our policy to issue new shares, as opposed to treasury shares upon exercise or purchase under our stock-based compensation plans.

See Note 9 to the accompanying Consolidated Financial Statements in Item 8.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”

FIN 48 was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only income tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  We have not completed our analysis of the expected impact from the adoption of FIN 48.  We expect to complete our FIN 48 implementation for the January 2007 reporting period, which will be included in our first quarterly report for fiscal 2008.

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

SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities”

SFAS 159 was issued in February 2007 and will be effective for us after our year ending January 31, 2007.  SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases.   SFAS 159 also amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently.   We are reviewing the impact that SFAS 159 could have on our financial reporting, particularly related to our held-for-sale securities, but we have not determined the significance of a change in accounting for our financial assets and liabilities as a result of implementing this new standard.

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

Currency Risk

As of December 31, 2005, we entered into foreign currency forward contracts to reduce the foreign currency exposure related to our anticipated acquisition of KIRK. Under the terms of the stock purchase agreement, the purchase price was to be payable in Danish Kroner at the closing. The forward contracts were not designated as accounting hedges and the carrying amount of the forward contracts was the fair value, which was determined by obtaining quoted market prices, and recognized as either assets or liabilities. In the year ended December 31, 2006, we recognized a net realized gain of $0.2 million that was included in other income (expense) in the consolidated statements of operations, which was offset by the related unrealized losses recorded as of December 31, 2005, from the changes in the fair value of these forward contracts of $0.2 million.

KIRK enters into foreign currency contracts from time-to-time to reduce its exposure to foreign currency-denominated inventory purchases. For the year ended December 31, 2006, gains from KIRK’s foreign currency contracts were insignificant.  Changes in fair value of forward contracts are recognized in other income (loss), net at the end of each period.

We have not entered into any derivative contracts that qualify for hedge accounting treatment under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities, as amended.”

Interest Rate Risk

Our  primary interest rate risk is related to our borrowings under our Credit Facility.  As of December 31, 2006, we had $13.6 million outstanding under the Credit Facility, which consisted of a term loan and a revolving line of credit. We can borrow at the JP Morgan prime rate plus 1% or at the LIBO rate plus 1.75%.   We have elected to borrow at the LIBO rate plus 1.75% or 7.13% for the term loan and 7.13% for the revolving line of credit as of December 31, 2006.   Based upon borrowings outstanding at the end of December 2006, an increase in variable interest rates of 100 basis points would have an effect on our annual results of operations and cash flows of approximately $0.1 million.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SpectraLink Corporation:

We have audited the accompanying consolidated balance sheets of SpectraLink Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audit of the consolidated financial statements, we have also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectraLink Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SpectraLink Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Boulder, Colorado
March 16, 2007

SpectraLink Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$15,080	$16,703
Cash held in escrow for acquisition (Note 2)	—	55,148
Investment in marketable securities - current	5,639	14,088
Trade accounts receivable, net of allowance of $206 and $343, respectively	26,095	22,574
Inventories, net of allowances of $1,319 and $575, respectively	18,409	8,940
Deferred income taxes	2,041	1,626
Prepaids and other current assets	1,530	1,201
Total current assets	68,795	120,280

Property and equipment, net of accumulated depreciation of $14,321 and $11,110, respectively	14,127	8,422
Intangible assets, net of accumulated amortization of $5,135 and $272, respectively	33,016	318
Goodwill	26,525	—
Other non-current assets	586	1,772
Total assets	$143,048	$130,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,522	$1,478
Deferred revenue—current portion	10,066	7,503
Accrued payroll, commissions and employee benefits	6,564	4,500
Income taxes payable	1,672	746
Accrued warranty expenses	1,946	947
Other accrued expenses and liabilities	5,052	4,687
Current portion long-term debt	6,000	15,000
Total current liabilities	35,822	34,861

Long-term debt	7,550	18,050
Long-term deferred tax liabilities	8,956	61
Other long-term liabilities	1,268	839
Total liabilities	53,596	53,811
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 24,249 and 23,838 shares issued, respectively, and 19,517 and 19,106 shares outstanding, respectively	242	238
Additional paid-in capital	88,191	81,813
Retained earnings	32,344	32,383
Accumulated other comprehensive income	6,066	(62)
Treasury stock, 4,732 shares, at cost	(37,391)	(37,391)
Total stockholders’ equity	89,452	76,981

Total liabilities and stockholders’ equity	$143,048	$130,792

The accompanying notes are an integral part of these consolidated financial statements.

SpectraLink Corporation and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income

(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Sales:
Product sales	$114,201	$74,812	$71,661
Service sales	30,571	22,962	18,349
Net sales	144,772	97,774	90,010

Cost of sales:
Cost of product sales	48,022	22,107	22,228
Cost of service sales	15,609	12,166	10,415
Total cost of sales	63,631	34,273	32,643

Gross margin	81,141	63,501	57,367

Operating expenses:
Research and development	20,527	11,279	8,823
Marketing and selling	35,249	27,272	25,065
General and administrative	15,174	6,772	6,352
Acquired in-process research and development	2,021	—
Amortization of intangible assets	4,863	83	76
Total operating expenses	77,834	45,406	40,316

Income from operations	3,307	18,095	17,051
Other (expense) income:
Interest income	569	1,543	648
Interest expense	(2,037)	(184)	—
Other income (expense), net	56	(369)	40
Total other (expense) income	(1,412)	990	688
Income before income taxes	1,895	19,085	17,739
Income tax expense	1,934	7,061	6,785

Net (loss) income	$(39)	$12,024	$10,954

Other comprehensive income, net of tax
Foreign currency translation adjustments	$6,108	$—	$—
Unrealized loss on available for sale securities, net of tax	20	(43)	(19)
Comprehensive income	$6,089	$11,981	$10,935

Basic (loss) earnings per share	$—	$0.63	$0.58
Basic weighted average shares outstanding	19,370	19,061	19,050

Diluted (loss) earnings per share	$—	$0.62	$0.56
Diluted weighted average shares outstanding	19,370	19,370	19,550

The accompanying notes are an integral part of these consolidated financial statements.

SpectraLink Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balances, December 31, 2003	22,800	$227	(3,929)	$(29,394)	$71,010	$24,706	$—	66,549

Option exercises for common stock	555	6	—	—	4,773	—	—	4,779
Issuance of common stock pursuant to Employee Stock Purchase Plan	52	1	—	—	642	—	—	643
Income tax benefit from exercises of stock options	—	—	—	—	950	—	—	950
Cash dividend	—	—	—	—	—	(7,630)	—	(7,630)
Net income	—	—	—	—	—	10,954	—	10,954
Other comprehensive income	—	—	—	—	—	—	(19)	(19)
Purchases of treasury stock	—	—	(340)	(3,003)	—	—	—	(3,003)
Balances, December 31, 2004	23,407	234	(4,269)	(32,397)	77,375	28,030	(19)	73,223

Option exercises for common stock	391	3	—	—	3,336	—	—	3,339
Issuance of common stock pursuant to Employee Stock Purchase Plan	40	1	—	—	362	—	—	363
Income tax benefit from exercises of stock options	—	—	—	—	740	—	—	740
Cash dividends	—	—	—	—	—	(7,671)	—	(7,671)
Net income	—	—	—	—	—	12,024	—	12,024
Other comprehensive income	—	—	—	—	—	—	(43)	(43)
Purchases of treasury stock	—	—	(463)	(4,994)	—	—	—	(4,994)
Balances, December 31, 2005	23,838	238	(4,732)	(37,391)	81,813	32,383	(62)	76,981

Option exercises for common stock	198	3	—	—	1,664	—	—	1,667
Issuance of common stock pursuant to Employee Stock Purchase Plan	136	1	—	—	1,020	—	—	1,021
Issuance of restricted stock	77	—	—	—	1	—	—	1
Income tax benefit from exercises of stock options	—	—	—	—	378	—	—	378
Share-based compensation	—	—	—	—	3,315		—	3,315
Net (loss)	—	—	—	—	—	(39)	—	(39)
Other comprehensive income	—	—	—	—	—	—	6,128	6,128
Balances, December 31, 2006	24,249	$242	(4,732)	$(37,391)	$88,191	$32,344	$6,066	89,452

The accompanying notes are an integral part of these consolidated financial statements.

SpectraLink Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(39)	$12,024	$10,954
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,301	1,663	1,561
Amortization of intangible assets	4,863	83	76
Purchased in-process research and development	2,021	—	—
Share-based compensation	3,315	—	—
Income tax benefit from stock option exercises	—	740	950
Provision for excess or obsolete inventory	1,751	683	1,212
Provision for warranty costs	1,672	992	1,351
Amortization of debt acquisition costs	426	52	—
(Gain) loss on forward currency contract	(205)	182	—
Deferred income taxes	(2,243)	49	137
Changes in operating assets and liabilities, net of effects of KIRK acquisition
Increase in trade accounts receivable	(99)	(1,340)	(6,900)
Increase in inventories	(4,459)	(1,547)	(1,635)
Increase in prepaids and other current assets	(280)	(205)	(361)
Increase (decrease) in accounts payable	753	346	(321)
(Decrease) increase in income taxes payable	(401)	(292)	1,038
(Decrease) increase in accrued liabilities	(752)	(255)	717
Increase in deferred revenue	2,579	1,078	825
Other	7	213	239
Net cash provided by operating activities	13,210	14,466	9,843

Cash flows from investing activities:
Purchases of property and equipment	(6,159)	(5,584)	(2,239)
Proceeds from disposal of property and equipment	60	—	184
Proceeds from sale of marketable securities	15,279	32,060	—
Purchases of marketable securities	(2,655)	(6,659)	(39,784)
Acquisition costs	(1,349)	(419)	—
Cash expended to acquire business, net of cash acquired and escrow released to sellers (Note 2)	(3,662)	—	—
Cash in escrow for proposed acquisition	—	(55,148)	—
Net cash provided by (used in) investing activities	1,514	(35,750)	(41,839)

Cash flows from financing activities:
Borrowings on long-term debt	—	33,050	—
Principal payments under long-term obligations	(19,552)	(35)	(29)
Capitalized debt acquisition costs	(20)	(690)	—
Dividends paid	—	(7,671)	(7,630)
Purchases of treasury stock	—	(4,994)	(3,003)
Proceeds from exercises of common stock options	1,667	3,339	4,779
Proceeds from issuances of common stock	1,022	363	643
Income tax benefit from stock option exercises	378	—	—
Net cash (used in) provided by financing activities	(16,505)	23,362	(5,240)
(Decrease) increase in cash and cash equivalents	(1,781)	2,078	(37,236)
Cash and cash equivalents, beginning of year	16,703	14,625	51,861
Effect of exchange rates on cash and cash equivalents	158	—	—
Cash and cash equivalents, end of year	$15,080	$16,703	$14,625

The accompanying notes are an integral part of these consolidated financial statements.

SpectraLink Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements have been prepared from the books and records of SpectraLink Corporation and its wholly owned subsidiaries: SpectraLink International Corporation, SpectraLink Denmark ApS, and KIRK telecom A/S (“KIRK”) (together “SpectraLink” or “the Company”). SpectraLink designs, manufactures and sells on-premises wireless telephone systems to customers worldwide that complement existing telephone systems by providing mobile communications in a building or campus environment. SpectraLink wireless telephone systems increase the efficiency of employees by enabling them to remain in telephone contact while moving throughout the workplace.

Merger with Polycom (the Polycom Acquisition)

On February 7, 2007, SpectraLink Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with Polycom, Inc. (Polycom).  Pursuant to the Merger Agreement, Polycom commenced a cash tender offer for all outstanding shares of SpectraLink common stock at a purchase price of $11.75 per share. Following the consummation of the tender offer, SpectraLink will become a wholly-owned subsidiary of Polycom.

As a condition to consummating the tender offer, SpectraLink stockholders must have validly tendered (and not withdrawn) shares constituting at least a majority of the outstanding shares of SpectraLink common stock (taking into account the potential exercise of stock options). In addition, the obligation of Polycom to consummate the tender offer is subject to several additional conditions described in the Merger Agreement, including among others, no material adverse effect on SpectraLink’s business having occurred.  If more than a majority of the outstanding shares, but fewer than 90% of the outstanding shares, are validly tendered (and not withdrawn) in the tender offer, Polycom will be obligated to purchase the tendered shares but may elect to conduct a subsequent offering period in order to achieve ownership of 90% of the outstanding shares, in order to effect a short-form merger. We have granted Polycom an option (a “top-up option”) to purchase shares of SpectraLink common stock such that, if Polycom receives at least 80% of the outstanding shares through the tender offer, the additional shares purchased by exercising the option would enable Polycom to achieve ownership of 90% of the outstanding shares of SpectraLink common stock.

The closing of the merger is also subject to customary closing conditions. In particular, if Polycom owns fewer than 90% of the outstanding shares of SpectraLink common stock following the tender offer (and following exercise of the top-up option, if applicable), then SpectraLink will be required to hold a special stockholders meeting to obtain stockholder approval of the merger.

Tender and Voting Agreement

In order to induce Polycom to enter into the Merger Agreement, all directors and executive officers of the Company (in their capacities as stockholders of the Company), consisting of Carl D. Carman, Anthony V. Carollo, Jr., John H. Elms, Masood Garahi, John A. Kelley, Gerald J. Laber, Ole Lysgaard Madsen, Leah Maher, Ernest J. Sampias and Werner P. Schmücking, entered into Tender and Voting Agreements with Polycom concurrently with the execution and delivery of the Merger Agreement. Subject to the terms and conditions of these agreements, each director and executive officer of the Company agreed to tender the shares held by them in the tender offer and to vote such shares in favor of adoption of the Merger Agreement.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The Company’s foreign operating subsidiaries use as their functional currency the local currency of the countries in which they operate. Their assets (including intangibles and goodwill) and liabilities are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Revenue, expenses, and cash flows are translated at the average rates of exchange prevailing during the period. Translation gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ equity. Realized and unrealized transaction gains and losses resulting from the remeasurement of non-functional currency financial instruments are included in the determination of net income (loss). Net foreign currency transaction gains (losses) for each of the three years ended December 31, 2006, were insignificant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in the accompanying financial statements include: allowance for doubtful accounts, reserve for obsolete or otherwise unrealizable inventory, estimated warranty costs, SFAS 123R assumptions and valuations of tangible and intangible assets acquired and liabilities assumed.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Change in Fiscal Year

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

Cash and Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of 90 days or less. The fair value of these investments approximates their carrying value. We classify cash flows from the sale of our products as operating cash flows.  The following presents our supplemental cash flow information:

	For the years ended December 31,
	2006	2005	2004
	(In thousands)
Cash paid for interest	$1,634	$—	$—
Cash paid for income taxes	$4,203	$6,571	$4,456
Non-cash acquisition of fixed assets with capital lease financing	$384	$—	$28

Investments in Marketable Securities

We invest in marketable securities for other than trading purposes, classifying our marketable investments as either available-for-sale or held-to-maturity.   We determine the appropriate classification of our investments in debt and equity securities at the time of purchase and re-evaluate such determination at each balance sheet date.  A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, we consider whether the Company has the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.   Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the issuer of the security.   Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method.  Dividend and interest income are recognized when earned. The following are our investments in marketable securities:

(in thousands)	December 31, 2006	December 31, 2005
Available-for-sale	$5,639	$6,008
Held-to-maturity	—	8,080
	$5,639	$14,088

Available-for-sale securities - Marketable equity securities not classified as trading and marketable debt securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The fair value of securities is determined by quoted market prices.   Our available-for-sale securities and unrealized (losses) in other comprehensive income consisted of the following:

(in thousands)	December 31, 2006	December 31, 2005
Shares in municipal tax-free, accumulated short-term bond funds at cost	$5,681	$6,070
Unrealized (losses) in other comprehensive income, net of tax	(42)	(62)
Shares in municipal tax-free short-term bond funds estimated fair value	$5,639	$6,008

We classified our available-for-sale marketable securities as current in the accompanying balance sheets as we expect the available-for-sale marketable securities to be sold during the operating cycle of the business, typically within one year.

During 2006, we received $7.2 million from the sale of available-for-sale securities and realized a loss of approximately $56,000.  During 2005, we received $14.4 million from the sale of available-for-sale securities and realized a loss of approximately

$64,000.  Unrealized net losses on investments in available for sale securities at December 31, 2005 and 2006, are caused by interest rate increases.  Because the Company has the ability and intent to hold these investments until a market price recovery, these investments are not considered other-than-temporarily impaired.

Trading securities - Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  We had no trading securities in 2006, 2005 or 2004.

Held to maturity securities - Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity dates and are stated at amortized cost.

The Company’s held-to-maturity marketable securities consisted of the following:

(in thousands)	December 31, 2006	December 31, 2005

U.S. Government Securities, net carrying amount	$—	$8,080
Unrecognized holding losses	—	(105)
Estimated fair value	$—	$7,975

Held-to-maturity securities totaling $8.1 million matured in 2006.  We reinvested $2.5 million of the proceeds in available-for-sale securities and $5.6 million into cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We record an allowance to state net trade accounts receivables at their estimated net realizable value, which represents our best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due, macro economic conditions, significant one time events and historical experience.  A specific reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or significant deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables are further adjusted.  Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The provisions for bad debts were insignificant in the three years ended December 31, 2006.

Inventories

Inventories include the cost of raw materials, direct labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out) or market.  Market is determined based on estimated net realizable value.  Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other estimated factors in evaluating net realizable value.  Inventories at December 31, 2006 and 2005, consist of the following:

	2006	2005
	(In thousands)

Raw materials	$11,686	$4,783
Work in progress	414	5
Finished goods	7,628	4,727
Allowances	(1,319)	(575)
	$18,409	$8,940

For the years ended December 31, 2006, 2005 and 2004, the provision for obsolete or otherwise unrealizable inventory was approximately $1.8 million, $0.7 million and $1.2 million, respectively.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows.  Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived asset if impairment was indicated.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on our assessment, there were no impairments of the carrying value of property and equipment or intangible assets for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Revenue Recognition and Deferred Revenue

We derive our revenue principally from the sale of products and/or services for wireless telephone systems. For multiple element arrangements, we establish the fair value of these products and services based primarily on sales prices when the products and services are sold separately. We recognize revenue on each element of an arrangement when there is persuasive evidence of an arrangement, delivery has occurred, collection is probable, and the fee is fixed or determinable. Revenue from product sales is recorded upon transfer of title, which is generally upon shipment of product. Revenue is deferred if there are significant post delivery obligations, if collection is not reasonably assured at the time of sale, or if the fee is not fixed or determinable. When significant post delivery obligations exist, revenue is deferred until such obligations are fulfilled. We offer products and services such as installation, support, education and training, maintenance and extended warranty coverage. Revenue from installation and training services is deferred and recognized when the services are performed. Revenue from maintenance services is deferred and recognized over the term of the maintenance agreement. We recognize amounts billed to customers for shipping and handling costs as revenue when the related products are shipped. We net amounts charged to customers for sales and other taxes based upon their purchases against sales revenues in the statement of operations.   Amounts collected from customers for sales and other taxes are recorded as liabilities until remitted to the appropriate taxing authorities.   Costs of shipping and handling are included in cost of sales.

Concentrations of Credit Risk

We operate in the telecommunications industry, selling primarily to original equipment manufacturers (OEM’s), distributors and resellers.   Our products operate across different frequencies, that are dependent upon government licenses in different countries.   For that reason, our SpectraLink segment’s Link product is sold in North America.   Our KIRK segment’s DECT product is based upon a more widely accepted frequency and is sold worldwide.  Our Wi-Fi products are sold in most markets, because they are based upon internet technologies.

In fiscal years 2006 and 2004 one customer comprised more than 10% of total net sales with sales of $17.5 million and $9.2 million, respectively.  We had no customers comprising more than 10% of net sales in 2005.  As of December 31, 2005, one customer comprised more than 10% of net trade accounts receivable, representing 15.7% of trade accounts receivable.  No customer represented greater than 10% of accounts receivable as of December 31, 2006. If the financial condition or operations of our third-party business partners deteriorate substantially, our operating results could be adversely affected.  A meaningful portion of revenue is generated from the healthcare and retail industries; therefore, we may be exposed to credit risk associated with these industries as well as credit risks from various customers affected by a weak economy.  We do not require collateral or security from our customers, although we do screen customers’ credit worthiness and apply credit limits when prudent to do so.  KIRK obtains credit insurance on the majority of its receivables.

We could see a material adverse effect on our operations if demand for our products considerably exceeds what is anticipated by component manufacturers.  We maintain, or require suppliers to at certain times maintain, inventory to allow us to fill customer orders without significant interruption during the period that we believe would be required to obtain alternate supplies of many replacement components.  However, there is no assurance that we will have sufficient inventory supply to meet every possible contingency.  Any shortage or discontinuation of, or manufacturing defect in, these components would have a material adverse effect on our operations.

Our KIRK segment has exposure to foreign currency fluctuations from payables resulting from inventory purchases and other expenses denominated in currencies other than the Danish Krone. We mitigate this risk through the purchase of forward currency contracts to hedge against significant inventory orders. The amount of such contracts is not significant at December 31, 2006, and they did not have a significant impact on our results of operations for the year then ended.

We have $13.6 million of debt outstanding as of December 31, 2006, that is subject to variable interest rates. This provides interest rate risk to the Company, as we have not hedged against this risk.  Further, $6.1 million of our debt is subject to monthly borrowing base calculations, in which our available credit under the revolving credit portion of the credit facility is limited by qualifying amounts of receivables and inventories.   As of December 31, 2006, our risks under the credit facility are mitigated by our ability to repay the debt with $20.7 of cash and short-term investments.

Derivative Financial Instruments

We do not hold or issue derivative financial instruments for speculative trading purposes.  We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 133 requires that all derivative instruments be recorded on the consolidated balance sheet at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the results of operations.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Any ineffective portion of the gain or loss on the derivative instrument is recorded in the results of operations immediately.  For the three years ended December 31, 2006, we did not have any derivative financial instruments that qualified for hedge accounting treatment, therefore, all gains or losses were recognized in our results of operations immediately.

Fair Value of Financial Instruments

We estimate fair value amounts by using available market information and commonly accepted valuation methodologies.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange.  The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

We consider the carrying values of our working capital assets to approximate their fair values, as they will be realized within one year.  The fair value of investments in marketable securities is discussed above.  We value our noncurrent financial instruments based upon the amount at which the instruments could be exchanged in a current transaction between willing parties:

Long-term debt

The carrying amount of our long-term debt approximates fair value as it bears interest on a variable interest rate basis.

Forward currency contracts

We value our forward currency contracts against currency spot rates at the balance sheet date. For the year ended December 31, 2006, we recognized a gain of approximately $0.2 million related to a forward contract entered into as an economic hedge against the purchase price of KIRK.  The same contract resulted in a $0.2 million loss in the year ended December 31, 2005. Other foreign currency contract gains and losses were insignificant for each of the three years ended December 31, 2006.

Research and Development Costs

Research and development costs are expensed as incurred.  These costs consist primarily of salaries, parts, supplies and contract services.

Advertising Costs

The Company expenses all advertising costs as they are incurred.  Advertising expense for the years ended December 31, 2006, 2005 and 2004, was approximately $1.3 million, $0.6 million and $0.7 million, respectively.

Adoption of New Accounting Pronouncements

The adoption of the following accounting pronouncements in the year ended December 31, 2006, did not have a material impact on our results of operations, financial condition, or cash flows:

•                  Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”;

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

•                  Emerging Issues Task Force (“EITF”) Issue 05-06, “Determining the Amortization Period for Leasehold Improvements”;

•                  FASB Staff Positions 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”; and

•                  SEC Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.”

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental guidance for the implementation of SFAS 123R. On January 1, 2006 (the first day of our 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R.  Under this transition method, compensation cost recognized in the year ended  December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of historical forfeitures, we have applied an annual forfeiture rate of 9% to all unvested options as of December 31, 2006. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Forfeited or otherwise cancelled options are returned to the pool of options authorized for issuance under our stock-based compensation plans. It is our policy to issue new shares, as opposed to treasury shares upon exercise or purchase under our stock-based compensation plans. See Note 9.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”

FIN 48 was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only income tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  We have not completed our analysis of the effect of adoption of FIN 48.  We expect to complete our FIN 48 implementation in the January 2008 reporting period, which will be included in our first quarterly report for fiscal 2008.

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

SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Liabilities”

SFAS 159 was issued in February 2007 and will be effective for us after our year ending January 31, 2007.  SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. We are reviewing the impact that SFAS 159 could have on our financial reporting, particularly related to our held-for-sale securities, but we have not determined the significance of a change in accounting for our financial assets and liabilities as a result of implementing this new standard.

2.  Acquisition of KIRK telecom A/S

On January 3, 2006, pursuant to a stock purchase agreement dated December 12, 2005, SpectraLink acquired KIRK from the stockholders of KIRK by purchasing 100% of its outstanding common stock. KIRK, based in Denmark, is a manufacturer of onsite wireless communications products. Additionally, through its subsidiary, KIRK scantel, KIRK designs and sells phones for residential customers. The purchase price for the transaction was approximately 389 million Danish Kroner or approximately U.S. $62 million, which was paid in cash, and approximately $2 million of acquisition costs.  We funded the acquisition price with approximately $31 million of our own cash and funds provided by a credit facility (Note 6). We escrowed $55.1 million in December 2005, which was released to the selling stockholders on January 3, 2006, along with an additional $6.9 million, which was the balance of the purchase price.

Reasons for the Acquisition

With the addition of KIRK’s DECT-based products, we now offer a complete product portfolio that incorporates all major enterprise wireless voice technologies: Wi-Fi, DECT and proprietary systems. The acquisition of KIRK also significantly increases our international reach and augments our distribution channels and geographical market penetration, further extending our leadership in workplace wireless telephony. Furthermore, the acquisition enables us to compete in new small to medium business markets in the Americas with KIRK’s DECT products. As a result of these factors, we paid a premium (i.e. goodwill) over the fair value of intangibles and identified intangible assets acquired.

Pro Forma Results

The results of KIRK have been included in the consolidated financial statements since January 3, 2006.  The following pro forma information shows the results of our operations, as if the acquisition had occurred at the beginning of each period presented:

	Year ended December 31,	Year ended December 31,
	2006	2005
	(Actual)	(Pro forma)
	(In thousands, except per share amounts)
Net sales	$144,772	$137,538
Pretax (loss) income	1,895	15,324
Net (loss) income	(39)	8,833
Net income (loss) per common share:
Basic	$—	$0.46
Diluted	$—	$0.46

We reported in our Form 8-K/A filed on March 17, 2006, that the functional currency for our Danish holding company would be the Danish Krone based upon the expectations we had at that time of the future activities of the holding company. Upon further review, we have concluded that the holding company will be used solely for the purpose of holding our investment in KIRK and the functional currency for the holding company is U.S. Dollars.

Purchase Accounting

The following represents the allocation of the aggregate purchase price to the net assets of KIRK acquired on January 3, 2006, in thousands, translated to U.S. Dollars at the exchange rates in effect on that date:

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

Identifiable intangible assets acquired on January 3, 2006, represent technology owned by KIRK plus other identifiable intangible assets such as acquired contractual relationships which are subject to amortization over various periods of time, using methods which approximate the pattern in which the economic benefits of the related intangible assets are consumed, with the weighted average amortization period being 8 years. Since these assets are deductible for financial reporting purposes but not tax purposes, a deferred tax liability was recorded as of the acquisition date. Future estimated amortization expense is shown in Note 4. The following table summarizes the identifiable intangible assets:

	Estimated Fair Value	Useful Life
	(In thousands)	(Years)
Existing technology	$17,139	5-8
Core technology	6,939	8
Customer relationships	7,686	7-11
FCC licenses	334	8
Trade name	1,703	11
Order backlog	191	—
	$33,992

In addition, we acquired approximately $2.0 million of in-process research and development from KIRK. In-process purchased research and development (IPRD) represents research and development regarding internet protocol technology development efforts which had not reached technological feasibility and have no alternative future use as of the acquisition date. IPRD was expensed in accordance with Financial Accounting Standards Board Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPRD.

Goodwill was allocated to our KIRK segment (see Note 4) and will not be tax deductible.

The valuation of intangible assets was determined using the excess earnings method, replacement cost approach, or relief-from-royalty approach, depending upon the type of asset. KIRK’s net tangible assets were valued at their respective fair values.

Note 3.   Property and Equipment

Property and equipment consist of the following:

	December 31, 2006	December 31, 2005
Equipment	$13,950	$10,056
Furniture and fixtures	4,369	2,866
Leasehold improvements	3,426	1,225
Software	6,703	5,385
Accumulated depreciation	(14,321)	(11,110)
Net property and equipment	$14,127	$8,422

Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation and amortization are provided over the estimated useful lives of the related assets, as indicated below, using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.

 The estimated useful lives for significant property and equipment categories are as follows:

Manufacturing equipment	3 to 10 years
Molds and tooling	3 to 7 years
Furniture and fixtures	6 to 8 years
Software	2 to 5 years
Office and computer equipment	3 to 5 years
Research equipment	3 to 4 years
Leasehold improvements	Shorter of the life of the lease or the useful life of the asset

4.   Goodwill and Other Intangibles

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2006:

	Useful Life	Gross Amount	Accumulated Amortization	Net
	(Years)	(In thousands)
International and domestic licenses	1-5	$1,112	$439	$673
Patents and technology	5-8	26,618	3,819	22,799
Customer relationships	7-11	8,497	720	7,777
Other	11	1,924	157	1,767
Total		$38,151	$5,135	$33,016

The following table presents details of our intangible assets, as of December 31, 2005:

	Useful Life	Gross Amount	Accumulated Amortization	Net
	(Years)	(In thousands)
International licenses	1-5	$589	$272	$317
Other	Indefinite	1	—	1
Total		$590	$272	$318

The estimated future amortization expense of intangible assets is as follows (assuming an exchange rate of 5.65 Danish Kroner to 1.00 U.S. Dollar):

Fiscal Year	Amount
(In thousands)
2007	$4,812
2008	4,647
2009	4,413
2010	4,125
2011	3,796
Thereafter	11,223
$33,016

Amortization expense of intangible assets was $4.9 million, $83,000 and $76,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  As a result of acquiring KIRK (Note 2), we allocated $23.9 million to goodwill, which was completely allocated to our KIRK segment at December 31, 2006. See Note 2 for the detailed listing of values assigned to KIRK intangibles and goodwill. We tested our goodwill balances for impairment in the fourth quarter of 2006 and found no impairment. We have insignificant intangibles with indefinite lives and do not test these assets for impairment, unless a triggering event occurs.

The following summarizes the change in goodwill:

Fiscal Year Ended December 31, 2006
(in thousands)
Balance at beginning of year	$ —
Acquisition of KIRK	23,939
Impact of change in foreign exchange rates	2,586
Balance at end of year	$ 26,525

5.                                      Other accrued expenses and liabilities

Other accrued expenses and liabilities consist of the following:

(in thousands)	December 31, 2006	December 31, 2005
Professional and consulting fees	$ 993	$ 1,318
Sales, use and property taxes	855	804
Coop marketing	720	670
Royalties and licenses	200	461
Accrued rent and lease payments	257	64
Interest	58	131
Other accrued expenses	1,969	1,239
	$ 5,052	$ 4,687

6.                                      Debt

Our debt consists of the following:

	As of:
	December 31, 2006	December 31, 2005
	(in thousands)
Term loan payable to bank, quarterly principal installments of $1.25 million beginning on March 31, 2006, with final maturity in December 2008; variable quarterly interest payments, (interest at 8.25% as of December 31, 2005), collateralized by substantially all assets of the Company	$ —	$ 15,000

Term loan payable to bank, quarterly principal installments of $1.25 million beginning on September 30, 2006, with final maturity in June 2008; variable quarterly interest payments, (interest at 7.13% as of December 31, 2006), collateralized by substantially all assets of the Company	7,500	—

Revolving line of credit, principal due and payable in December 2008, variable quarterly interest payments at 7.13% and 8.25% as of December 31, 2006, and December 31, 2005, respectively, collateralized by substantially all assets of the Company	6,050	18,050

Total Long-Term Debt	$ 13,550	$ 33,050
Less: Current Portion of Long-Term Debt	(6,000)	(15,000)
Total Non-current Long-Term Debt	$ 7,550	$ 18,050

On December 9, 2005, we entered into a credit facility (the “Credit Facility”) with a group of banks, led by JP Morgan, to provide funds for the acquisition of KIRK in 2006 (Note 2). The Credit Facility consisted of a three-year term loan of $15.0 million and a revolving line of credit commitment for borrowings up to $25.0 million of which $20.0 million was available prior to July 1, 2006, that also matures in three years.  As of March 28, 2006, we repaid the original term loan in its entirety, and $0.3 million of related debt issuance costs were expensed immediately.  Effective June 30, 2006, we borrowed $10.0 million as a new term loan under our Credit Facility which we used to reduce our revolver balance.

Borrowings under the revolving line of credit and the new term loan bear interest at either the JP Morgan Prime rate plus 1% or at a LIBO rate plus a spread determined by our leverage ratio, which was 1.75% at December 31, 2006.  At December 31, 2006, the Company’s interest rate on the revolving line of credit was based upon LIBO plus 1.75% (7.13%). At December 31, 2005, our interest was based upon the JP Morgan prime plus 1% (8.25%). The amount available for borrowings under the revolving line of credit is determined based on the borrowing base calculation as defined in the Credit Facility beginning with the month ended June 2006. As of December 31, 2006, approximately $11.4 million was available for additional borrowings under the line of credit. We are obligated to pay annual commitment fees of up to a maximum of 0.5% of the unused amount of the revolving credit line. Amounts due under the Credit Facility are secured by a first security interest in substantially all of the Company’s assets.

The new term loan must be repaid in quarterly installments of $1.25 million, beginning on September 30, 2006, and can be prepaid without penalty.   The revolving line of credit may also be prepaid at any time without penalty.  We repaid $2.0 million of the revolving line of credit balance in the year ended December 31, 2006. It is management’s intention to repay $1.0 million of the outstanding line of credit with funds available in addition to the term loan installments totaling $5.0 million over the next twelve months. Therefore, $6.0 million of our total debt balance has been classified as current as of December 31, 2006.

Under the Credit Facility, we are required to comply with certain financial and non-financial covenants. Among the financial covenants are requirements related to consolidated net worth, a quarterly leverage ratio and a quarterly fixed charge ratio. The Credit Facility also limits our ability to: enter into secured and unsecured borrowing arrangements, issue dividends to stockholders (the Company was permitted to pay a dividend in December 2005), repurchase our stock, acquire and dispose of businesses, and issue additional shares of our stock, among other requirements, as defined in the Credit Facility. We were in compliance with all covenants related to the Credit Facility at December 31, 2006, and as of March 15, 2007.

We have bank overdraft facilities in Denmark totaling approximately $8.8 million (50.0 million DKK) at December 31, 2006 which bear interest at variable market rates. We had no bank overdraft balances at December 31, 2006.

Future maturities of long-term debt (reflecting contractual maturities and management’s intent) are as follows as of December 31, 2006:

(amount in thousands)
2007	$ 6,000
2008	7,550
$ 13,550

7.                                      Income Taxes

The pre-tax income (loss) on which the provision for income taxes was computed is as follows:

	For the years ended December 31,
	2006	2005	2004
	(In thousands)
Domestic	$ 9,556	$ 19,085	$ 17,739
Foreign	(7,661)	—	—
Total	$ 1,895	$ 19,085	$ 17,739

The expense for income taxes for the years ended December 31, 2006, 2005 and 2004, is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Current provision (benefit)-
Federal	$ 3,209	$ 5,929	$ 5,463
State	680	1,083	1,185
Foreign	288	—	—
	$ 4,177	7,012	6,648
Deferred (benefit) provision-
Federal	$ (477)	$ 46	$ 127
State	(53)	3	10
Foreign	(1,713)	—	—
	(2,243)	49	137
Income tax expense	$ 1,934	$ 7,061	$ 6,785

The Company recorded a reduction in its income taxes payable equal to the benefit for tax deductible compensation related to exercises of stock options of approximately $0.4 million, $0.7 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The reduction in income taxes payable that results from stock options is accounted for as additional proceeds from the exercise of the options and is credited directly to additional paid-in-capital.  The benefit does not reduce income tax expense charged to income.

The following reconciles the Company’s effective tax expense to the federal statutory expense for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Income tax expense per federal statutory rate (35%)	$ 663	$ 6,635	$ 6,209
State income taxes, net of federal benefit	407	747	807
Purchased in-process research and development	565	—	—
Foreign rate differential	595	—	—
Non-deductible SFAS 123R compensation	558	—	—
Permanent differences and other	(557)	94	52
Income tax credits	(297)	(415)	(283)
	$ 1,934	$ 7,061	$ 6,785

Our 2006 effective tax rate is negatively impacted by the mix of domestic versus foreign income, stock-based compensation recorded under SFAS 123R that is not deductible for tax purposes, and a nondeductible in-process research and development write-off in the first quarter of 2006 associated with our acquisition of KIRK. Excluding the impact of the non-deductible in-process research and development charge and the SFAS 123R expense, our 2006 effective tax rate would have been approximately 33%. The decrease in the effective tax rate for fiscal 2005 compared with fiscal 2004 was due to a new tax deduction for qualified manufacturing expenses enacted as part of the American Job Creation Act of 2004 and a higher research and development tax credit due to higher spending in research and development.

The Company’s deferred income taxes are summarized as follows:

	As of December 31,
	2006	2005
	(In thousands)
Current deferred tax assets—
Warranty reserve	$ 598	$ 355
Allowance for uncollectible accounts	97	129
Inventory reserve	316	248
Accrued vacation	426	403
Deferred revenue	622	385
Other	(18)	106
	$ 2,041	$ 1,626

Long-term deferred tax (liability)/asset
Share-based compensation	$ 542	$ —
Depreciation and amortization	(9,498)	(61)
	$ (8,956)	$ (61)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or through recovery of taxes previously paid during available carry back periods.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the period are reduced.

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

As discussed in Note 2, we formed a Danish holding company, SpectraLink Denmark ApS in December of 2005, for the purposes of acquiring KIRK. Under the accounting guidance of APB 23 and SFAS 109, we have elected to treat the holding company’s earnings as permanently reinvested.

8.                                      Stock-Based Compensation

We have recognized expense related to five equity incentive plans under SFAS 123R in 2006:  the 2006 Equity Incentive Plan (the “2006 EIP”), the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), the 2006 International Employee Stock Purchase Plan (the “2006 IESPP), the 2000 Stock Option Plan (a successor to the Company’s original option plan and collectively called the (“Previous  Option Plans”) and the Employee Stock Purchase Plan (the “previous ESPP”).   On May 23, 2006, our stockholders approved the 2006 equity incentive plans, which became effective with the filing of a Form S-8 on August 22, 2006.  No grants were made under the Previous Plans subsequent to May 23, 2006, and shares available for future grants under the Previous Plans on May 23, 2006, became eligible for future grants under the 2006 plans.

The Previous Option Plans

The Previous Option Plans provided selected employees, officers, directors, agents, consultants and independent contractors of the Company options to purchase shares of the Company’s common stock.  Under the terms of the Previous Option Plans, the purchase price per share of a non-qualified stock option was not less than par value per share of the Company’s common stock at the time of grant. The purchase price per share of an incentive stock option was not less than 100% of the market value per share of the Company’s common stock at the time of grant. If the grantee of an incentive stock option owned more than 10% of the total combined voting power of all classes of stock on the date of grant, the purchase price was set to at least 110% of the market value of a share of the Company’s common stock at the date of grant. Options granted under the Previous Option Plans are exercisable for periods ranging from 8 to 10 years from date of grant. Options generally vest at a rate of 25% after 12 months from the date of grant, and ratably per month thereafter, conditioned upon continued employment.  Full vesting occurs after 48 months from the date of grant.  We have not issued any options under the 2006 EIP, and no options were issued after the second quarter of 2006. Rather, we have issued restricted stock.

The weighted-average grant date fair value of options granted was $6.50 and $7.82 during the second and first quarters of 2006, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $0.8 million, $1.3 million and $1.8 million, respectively.  As of December 31, 2006, there was $4.6 million of total unrecognized compensation cost from share-based compensation granted under the Previous Options Plans, related to unvested options. This compensation is expected to be recognized over a weighted-average period of approximately 1.24 years.  (See Note 1 for the expected impact of Polycom acquisition on our stock compensation expense in 2007).

We selected the Black-Scholes option-pricing model as the most appropriate valuation method for our stock option awards.  The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants. Note that for 2006 grants under the Previous Option Plans, we have separated the optionees into three groups:  Non-employee Directors, Executive Officers, and Management/Staff. We have determined that the exercise behavior of the three groups is distinct and, therefore, the assumptions are different for purposes of valuing their options using the Black-Scholes model. During 2006, volatility for the three groups is estimated to range from 67% to 72%. The risk-free interest rate and expected terms (without regard to forfeitures) is 4.82% to 5.09% and 4 to 5 years, respectively, for all groups and the dividend yield is 0%. We assumed a forfeiture rate of approximately 9% in 2006.

Stock options outstanding at December 31, 2006, changes during the three years ended December 31, 2006, and shares available for grant under the 2000 Stock Option Plan are presented below:

	Shares available for grant (1)	Outstanding options	Weighted- average exercise price, per common share	Remaining contractual life, in years	Aggregate intrinsic value
	(in thousands)	(in thousands)			(in thousands)
Outstanding as of December 31, 2003	2,624	2,421	$ 10.47
Authorized	—	—
Granted	(1,179)	1,179	15.17
Forfeited/expired	583	(583)	12.96
Exercised	—	(555)	8.60
Outstanding as of December 31, 2004	2,028	2,462	12.56
Authorized	957	—
Granted	(1,149)	1,149	14.22
Forfeited/expired	104	(104)	13.61
Exercised	—	(391)	8.54
Outstanding as of December 31, 2005	1,940	3,116	13.64
Authorized	—	—	—
Granted	(746)	746	12.21
Exercised	—	(198)	8.40
Forfeited/expired	724	(724)	14.75
Transferred to restricted stock(1)	(1,918)	—	—
Outstanding as of December 31, 2006	—	2,940	$ 13.36	7.36	$ 103
Exercisable at December 31, 2006		1,962	$ 13.81	6.63	$ 100

(1)           Shares unused under the Previous Option Plans are available for grant under the 2006 EIP.

A summary of additional information related to the options outstanding as of December 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$3.25 - $9.13	314	5.59	$ 8.43	267	$ 8.39
$9.15 - $10.43	331	6.12	9.88	221	9.64
$10.44 - $12.19	335	7.05	11.14	217	11.22
$12.20 - $12.61	216	8.87	12.55	38	12.55
$12.63	361	9.10	12.63	—	12.63
$12.68 - $13.91	302	7.67	13.11	218	13.21
$14.00 - $15.69	318	7.82	14.47	318	14.47
$15.70 - $16.62	340	7.84	16.52	286	16.50
$16.75 - $18.81	305	6.70	18.32	295	18.31
$19.00 - $27.00	118	6.61	21.84	102	21.81

Total	2,940	7.36	$ 13.36	1,962	$ 13.81

The 2006 Equity Incentive Plan

The 2006 EIP provides for various equity compensation arrangements that the Compensation Committee may approve for grant to selected employees, executive officers, directors, agents, consultants and independent contractors of the Company.  Under the terms of the 2006 EIP, the Compensation Committee may grant either non-qualified or incentive stock options, as defined by the Internal Revenue Service, restricted stock awards, stock appreciation rights, and restricted stock units.  On August 30, 2006, the Compensation Committee approved a restricted stock award program under the 2006 EIP that replaces the Previous Option Plans.   Restricted stock awards under the 2006 EIP program follow the same vesting schedule and are granted with a purchase price per share of $0.01.  Note that Board of Directors’ equity grants vest at a rate of 50% after 12 months and ratably thereafter with full vesting at 24 months. The total intrinsic value of restricted stock awards granted during 2006 was $0.7 million.  As of December 31, 2006, there was $0.5 million of total unrecognized compensation cost from share-based compensation granted under the 2006 EIP, related to unvested restricted stock.  This compensation is expected to be recognized over a weighted-average period of approximately 1.7 years. We assumed a forfeiture rate for our restricted stock grants in 2006 of approximately 9%.

Restricted stock awards outstanding at December 31, 2006, changes during the year ended December 31, 2006, and shares available for grant under the 2006 EIP are presented below:

	Shares available for grant(1)	Outstanding awards
	(in thousands)
Outstanding as of December 31, 2005	—	—
Authorized	1,500	—
Shares available from Previous Option Plans	1,918	—
Granted (1)	(308)	77
Vested	—	—
Forfeited/expired	—	—

Outstanding as of December 31, 2006	3,110	77

(1)             In accordance with the terms of our 2006 EIP, each restricted share awarded serves to reduce shares available for grant by 4 shares.

2006        ESPP, 2006 IESPP, and previous ESPP Plan (the “ESPP Plans”)

Subject to certain maximum stock ownership restrictions, employees are eligible to participate in the ESPP Plans if employed by the Company at the beginning of each offering period, on a full-time or part-time basis, and regularly scheduled to work more than 20 hours per week. Participating employees may have up to 10% of their base pay in effect at the commencement of each offering period withheld pursuant to the ESPP Plans.  The 2006 IESPP terms vary as needed to comply with foreign tax laws.  Common stock purchased under the ESPP Plans is equal to 85% of the lower of the market value on the commencement date or termination date of each offering period (usually six months).   We completed two offering periods in 2006 under the previous ESPP Plan in which 57,593 and 78,000 shares were purchased at $8.80 a share and $6.69 a share and with intrinsic values of $234 thousand and $92 thousand, respectively.  A new, seven-month offering period under the 2006 ESPP and 2006 IESPP Plans began on August 16, 2006.   Total expense recognized during the offering period for all ESPP Plans was $0.4 million.

We do not separate our employees into groups for purposes of valuing the ESPP Plan awards. The assumptions we used to value the 2006 ESPP and 2006 IESPP shares under the new offering period are as follows:  Interest rate —4.8%; Dividend yield — 0%; Expected term — 7 months; Volatility —41%. At December 31, 2006, there was $0.1 million of total unrecognized compensation cost related to our 2006 ESPP and 2006 IESPP, which will be recognized over the remaining offering period, through March 15, 2007.

The following table sets forth the total stock-based compensation expense resulting from stock-based compensation included in our Consolidated Statements of Operations (in thousands):

	Year ended December 31, 2006
	Option Plan(2)	Restricted Stock Awards	ESPP/IESPP(3)	Total
Cost of product and service revenue	$ 130	$ 1	$ 38	$ 169
Research and development	685	2	59	746
Selling and marketing	412	3	98	513
General and administrative	1,589	55	243	1,887
Stock-based compensation expense before income taxes	2,816	61	438	3,315
Income tax benefit (1)	(1,070)	(23)	(166)	(1,259)
Total stock-based compensation expense after income taxes	$ 1,746	$ 38	$ 272	$ 2,056
Basic and diluted cost per share	$ 0.09	$ —	$ 0.01	$ 0.11

(1)           Tax effected at statutory rate of 38%.

(2)                                  Represents value of options vested in 2006. Options vested in 2005 and 2004 had values of $6.5 million and $2.5 million, net of tax respectively.

(3)                                  ESPP expense was $0.2 million in both 2005 and 2004.

Prior to adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. In general, no compensation expense was recognized in periods prior to the adoption of SFAS 123R for our plans; however, as required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net income (loss) after tax and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year ended December 31, 2005	Year ended December 31, 2004
Net income, as reported	$ 12,024	$ 10,954
Deduct stock-based employee compensation expense under the fair value based method, net of related tax effect:
Compensation expense for stock options (1)	(6,454)	(2,492)
Compensation expense for the stock purchase plan	(156)	(161)
Net income, pro forma	$ 5,414	$ 8,301
Earnings per share:
Basic — as reported	$ 0.63	$ 0.58
Basic — pro forma	0.28	0.44
Diluted — as reported	0.62	0.56
Diluted — pro forma	0.28	0.43

(1)                                  Includes compensation expense (net of related tax effect) resulting from the acceleration of vesting of certain outstanding stock options, as described below.

For SFAS 123 purposes, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:  risk-free interest rates of 3.88% and 2.23%; expected lives (net of forfeitures) of 3.63 years and 4.04 years; a $0.10 per share quarterly dividend; and expected volatility of 72% and 75%, respectively, for the years ended December 31, 2005 and 2004.  The fair value of each purchase right under the employee stock purchase plan is estimated, for disclosure purposes, on the date of grant using the Black-Scholes model with the following assumptions: a $0.10 per share quarterly dividend; an expected life of 6 months and 8.5 months for the offering period beginning July 1, 2005; expected volatility of 45% and 71%; and a risk-free interest rate of 3.79% and 2.82%, respectively, for the years ended December 31, 2005 and 2004, respectively.

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

The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption SFAS 123R. These options were not “in-the-money” at that time, and therefore, there was no compensation expense recorded in accordance with APB No. 25 as a result of this modification. However, in accordance with SFAS No. 123, the Company included the remaining unamortized compensation expense of approximately $3.9 million (net of tax) related to the accelerated options in its pro forma net income (loss) and earnings (loss) per share for the three months ended June 30, 2005. Had this acceleration not been taken, the unamortized fair value-based compensation expense would have been recorded in future periods through 2009, under vesting schedules in place prior to the acceleration, which generally would have resulted in fair value-based compensation expense of $1.5 million in 2006, $0.8 million in 2007, $0.3 million in 2008 and $14,000 in 2009, all without regard to the effect of forfeitures.

Cash proceeds from the exercise of stock options totaled $1.7 million, $3.3 million and $4.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash proceeds from employee stock purchases were $1.0 million, $0.4 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.  In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows in 2006 rather than operating cash flows, as presented previously.

9.             Commitments and Contingencies

We have various commitments and contingencies including non-cancelable leases, interest and principal repayments related to our Credit Facility, purchase commitments, guarantees and other commitments as described below and in Note 6:

Leases

We have entered into leases for our facilities under noncancelable operating lease arrangements that expire at various dates through 2012. We record lease expense on a straight-line basis over the lease term.  We have other obligations for office equipment that expire at various dates through 2012. Total rent expense for noncancelable, cancelable and month-to-month operating leases for the years ended December 31, 2006, 2005 and 2004, was approximately $2.5 million, $1.5 million and $1.4 million, respectively.

As of December 31, 2006, expected future cash payments related to noncancelable leases are as follows:

(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Capital lease principal and interest payments	$ 97	$ 90	$ 78	$ 78	$ 78	$ —	$ 421
Operating lease payments	1,903	2,099	1,858	1,308	1,112	667	8,947

Other Purchase Commitments

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

We enter into various license agreements, some of which require royalty payments and non-refundable licensing fees.  For the years ended December 31, 2006, 2005 and 2004, respectively, we incurred expenses of approximately $0.9 million, $0.5 million and $0.5 million for license and other fees relating to these agreements.

Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products.  We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in the Company’s financial statements.

Change of Control and Severance Arrangements.

The following executive officers of the Company entered into change of control agreements with the Company on the dates listed in the following table:

NAME	POSITION	DATE OF AGREEMENT
John H. Elms	President and Chief Executive Officer	April 12, 2006; amended and restated on February 7, 2007

John A. Kelley	Executive Vice President, Operations	April 12, 2006; amended and restated on February 7, 2007

Masood Garahi	Executive Vice President, Engineering and Chief Technology Officer	April 12, 2006; amended and restated on February 5, 2007

Ernest J. Sampias	Chief Financial Officer and Executive Vice President, Finance and Administration	May 15, 2006

Ole Lysgaard Madsen	Executive Vice President, International	January 3, 2006; amended on January 31, 2007 (part of his employment agreement with the Company)

Leah Maher	Executive Vice President and General Counsel	April 12, 2006; amended and restated on February 5, 2007

These change of control agreements for each officer named above other than Mr. Madsen, provide that upon the involuntary termination (including resigning for good reason) or termination of such officer’s employment as a result of disability or death within 12 months following a change of control of the Company, such officer will be entitled to (i) severance pay equal to one times the sum of his or her annual base salary, (ii) 100% of such officer’s target annual incentive compensation (including any applicable quarterly incentives assuming 100% achievement), (iii) for the year in which the date of termination occurs, continued coverage under the Company’s health, life, dental and other insurance programs for the 12-month severance pay period, (iv) immediate accelerated vesting of all stock options to purchase Common Stock and any repurchase right of the Company shall lapse with respect to shares of restricted stock held by him or her at the time of termination, and (v) if any of the payments above constitute “parachute payments” within the meaning of 280G of the Internal Revenue Code, then such officer will receive a payment sufficient to pay such excise tax (“280G gross-up payment”) and an additional payment sufficient to pay any Section 280G excise taxes and federal or state income taxes arising from the 280G gross-up payment. The Service Agreement entered into by Mr. Madsen provides that in the event of a change of control, Mr. Madsen will receive an additional three (3) months notice prior to the termination of such agreement. The consummation of the Polycom acquisition would constitute a change of control under each of these officers’ change of control agreements. Certain executives entered into retention arrangements with Polycom in addition to the above-mentioned change of control agreements.   The aggregate potential payments and benefits payable to each of the Company’s officers under above agreements are approximately as follows:  Mr. Elms, $1.1 million; Mr. Kelley, $0.4 million; Mr. Garahi, $0.4 million; Mr. Sampias, $0.6 million; Ms. Maher, $0.6 million and Mr. Madsen, $0.6 million. We have contracts with other employees relative to termination from employment with our Company, both with and without a change in control. Polycom also entered into retention agreements with certain executives. See Note 14.

Our equity compensation plans provide for accelerated vesting of 50% of all outstanding, unvested options to purchase shares of SpectraLink stock upon a change in control for all option holders. However, upon the consummation of the Polycom acquisition, all options will vest.  Polycom will pay option holders for the difference between the exercise price of their outstanding options and $11.75 on the acquisition date. Options that are exercisable at prices above $11.75 will be cancelled and extinguished without consideration.

Restricted stock outstanding when the acquisition is consummated will continue to vest according to its terms and will be settled in cash at $11.75 per share as vesting occurs. Outstanding purchase rights under our employee stock purchase plans upon the consummation of the acquisition will be converted into rights to receive cash from Polycom equal to the number of shares that would have been acquired at the market price for SpectraLink stock immediately prior to the acquisition multiplied by $11.75.

Legal Proceedings

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

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Beginning Balance Accrued Product Warranty and Service:	$ 947	$ 901	$ 493
Warranty reserves assumed in acquisition of KIRK (Note 2)	459	—	—
Additions to the accrual for product warranties	1,672	992	1,351
Reductions for incurred warranty charges	(1,132)	(946)	(943)
Ending Balance Accrued Product Warranty and Service	$ 1,946	$ 947	$ 901

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

The Company may make discretionary matching contributions up to a maximum of 3% of each participant’s compensation.  Additionally, the Company may make discretionary contributions to eligible employees in proportion to the employee’s compensation and unrelated to any employee contributions or Company profitability. The Company has made discretionary matching contributions of approximately $0.7 million, $0.6 million and $0.5 million to the 401(k) Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

10. Segment Information

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

During the year ended December 31, 2006, we operated our business across two operating segments, based on the legal structures of SpectraLink and KIRK. Prior to the fiscal year 2006, and the acquisition of KIRK, we operated as one segment.

The SpectraLink segment primarily consists of our Americas operations and corporate activities, including ongoing global corporate support functions such as executive offices, legal, finance and treasury. The SpectraLink segment also includes branch sales and sales support personnel located in the United Kingdom and Australia.

The KIRK segment is comprised of the operations and corporate activities of KIRK acquired on January 3, 2006 (See Note 2). KIRK designs, manufactures and sells wireless onsite adjunct communication solutions. KIRK also includes two subsidiaries: KIRK telecom, Inc., a distribution sales and support subsidiary in the United States; and KIRK scantel A/S, which designs, contract manufactures and sells wired and wireless telephones under the KIRK brand name to the residential market, primarily in the Scandinavian countries. KIRK telecom, Inc. had minimal activity in 2006, as its staff was hired by SpectraLink and was dissolved in 2007.

Unallocated costs primarily consist of costs incident to the acquisition of KIRK, including debt service, amortization of intangible assets, purchased in-process research and development and foreign currency changes.

The following summarizes our results and total assets by segment (in thousands):

Years ended:	SpectraLink	KIRK	Unallocated	Eliminations (1)	Total
December 31, 2006
Revenue	$ 110,736	$ 34,525	$ —	$ (489)	$ 144,772
Income (loss) from operations	8,981	1,481	(6,884)	(271)	3,307
Depreciation expense	3,182	1,119	—	—	4,301
Amortization	—	—	4,863	—	4,863
Capital spending	5,207	952	—	—	6,159

December 31, 2005
Revenue	$ 97,774	$ —	$ —	$ —	$ 97,774
Income (loss) from operations	18,178	—	(83)	—	18,095
Depreciation expense	1,663	—	—	—	1,663
Amortization	—	—	83	—	83
Capital spending	5,584	—	—	—	5,584

December 31, 2004
Revenue	$ 90,010	$ —	$ —	$ —	$ 90,010
Income (loss) from operations	17,127	—	(76)	—	17,051
Depreciation expense	1,561	—	—	—	1,561
Amortization	—	—	76	—	76
Capital spending	2,239	—	—	—	2,239

Long lived assets as of:
December 31, 2006 (3)	$ 11,014	$ 3,113	$ 59,541	$ —	$ 73,668
December 31, 2005	8,422	—	318	—	8,740

Total assets as of:
December 31, 2006 (2)	$ 68,406	$ 15,101	$ 59,541	$ —	$ 143,048
December 31, 2005	130,474	—	318	—	130,792

(1)           Sales commenced between segments in the second quarter of 2006.

(2)           Intercompany balances have been eliminated.

(3)           Includes fixed assets, goodwill and intangibles.

The following table reflects sales and long-lived assets by geographic segment:

	For the years ended December 31,
	2006	2005	2004
	(In thousands)
Net sales to unaffiliated customers:
United States and the Americas	$ 107,891	$ 91,620	$ 85,949
Europe - Denmark	6,880	—	—
Europe — Other (1)	12,931	5,481	3,554
Asia Pacific (2)	2,371	673	507
All other (3)	14,699	—	—
Net sales	$ 144,772	$ 97,774	$ 90,010

	As of December 31,
	2006	2005
	(In thousands)
Long-lived assets:
United States and the Americas	$ 11,014	$ 8,360
Europe - Denmark	62,054	—
Europe – Other (1)	448	237
Asia Pacific (2)	152	143
All other (3)	—	—
Total long-lived assets	$ 73,668	$ 8,740

(1)           Principally sales through our office in the United Kingdom and fixed assets in that office.

(2)           In 2005 and 2004, principally sales through our office in Australia and fixed assets in that office.

(3)           Legacy KIRK sales to countries outside of Denmark, the United Kingdom, Australia and the Americas.

11.  Earnings Per Share and Other Stockholder Matters

Basic earnings per share is computed by dividing the income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings per share is determined by dividing the income by the sum of the weighted average number of common shares outstanding, and if not anti-dilutive, the effect of outstanding stock options and/or other common stock equivalents as determined utilizing the treasury stock method.  Potentially dilutive common stock options, totaling 2.9 million, 1.7 million and 0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, have been omitted from the diluted calculations because they are anti-dilutive.  Weighted average options, restricted stock awards, and rights to purchase 112,000 shares of common stock were excluded from the diluted share calculation for the year ended December 31, 2006, as their effect would have been anti-dilutive as a result of the net loss for the period.  A reconciliation of the numerators and denominators used in computing earnings per share is as follows:

	Years Ended December 31, (In thousands, except per share amounts)
	2006			2005			2004
	Net (Loss)	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS—	$ (39)	19,370	$ —	$ 12,024	19,061	$ 0.63	$ 10,954	19,050	$ 0.58
Effect of dilutive securities:
Stock purchase plan	—	—	—	—	23	—	—	12	—
Stock options outstanding	—	—	—	—	286	(0.01)	—	488	(0.02)
Restricted Stock Awards	—	—	—	—	—	—	—	—	—
Diluted EPS—	$ (39)	19,370	$ —	$ 12,024	19,370	$ 0.62	$ 10,954	19,550	$ 0.56

Dividends

During 2005 and 2004, we paid a quarterly cash dividend of $0.10 per share totaling $7.7 million and $7.6 million to holders of common stock.

Treasury Stock

During 2005 and 2004, the Company repurchased 462,900, and 340,445, respectively, shares of outstanding common stock (now classified as treasury stock) at a cost of $5.0 million, and $3.0 million, respectively.  In accordance with the Credit Facility, we were prohibited from repurchasing our stock in 2006.

12. Quarterly Financial Information (Unaudited)

The following summarizes selected quarterly financial information for each of the two years ended December 31, 2006:

	Quarters Ended (In thousands, except per share amounts)
	Dec 31 2006	Sept 30 2006	June 30 2006	Mar 31 2006	Dec 31 2005	Sept 30 2005	June 30 2005	Mar 31 2005
Net sales	$ 37,513	$ 37,951	$ 35,339	$ 33,969	$ 30,313	$ 24,762	$ 22,111	$ 20,588
Gross margin	20,164	21,419	20,137	19,421	19,399	16,335	14,483	13,285
Net income (loss)	572	1,749	82	(2,442)	3,601	3,606	2,653	2,164
Diluted earnings (loss) per share	0.03	0.09	—	(0.13)	0.19	0.19	0.14	0.11
Cash dividends declared per common share	—	—	—	—	0.10	0.10	0.10	0.10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of SpectraLink Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that SpectraLink Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SpectraLink Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SpectraLink Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, SpectraLink Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SpectraLink Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Boulder, Colorado

March 16, 2007

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm, KPMG LLP, issued an attestation report on management’s assessment and the effectiveness of our internal control over financial reporting as of December 31, 2006. KPMG LLP’s report is included at the end of Part II, Item 8 of this Form 10-K.

Changes in Internal Controls over Financial Reporting

        Regulations under the Securities Exchange Act of 1934 require public companies to evaluate any change in “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the name, age and position of each director and executive officer of the Company as of February 7, 2007.

Name	Age	Position(s)
Anthony V. Carollo, Jr.	65	Chairman of the Board
John H. Elms	47	President, Chief Executive Officer and Director
Carl D. Carman	70	Director
Werner P. Schmücking	72	Director
Gerald J. Laber	63	Director
Masood Garahi	47	Chief Technology Officer and Executive Vice President, Engineering
John A. Kelley	57	Executive Vice President, Operations
Ole Lysgaard Madsen	46	Executive Vice President, International
Leah Maher	46	Executive Vice President and General Counsel
Ernest J. Sampias	55	Chief Financial Officer and Executive Vice President, Finance and Administration

The following are brief biographies of each current director and executive officer of the Company (including present principal occupation or employment, and material occupations, positions, offices or employment for the past five years). Unless otherwise indicated, to the knowledge of the Company, no current director or executive officer of the Company has been convicted in a criminal proceeding during the last five years and no director or executive officer of the Company was a party to any judicial or administrative proceeding during the last five years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. There are no family relationships between any of the directors and executive officers of the Company.

Anthony V. Carollo, Jr. has served as a member of the Company Board since January 1998 and Chairman of the Board since April 2004. From June 2000 until December 2002, Mr. Carollo served as Chairman and Chief Executive Officer of Syntellect Corporation, a provider of self-service speech and advanced call-center solutions. Mr. Carollo is currently an independent investor.

John H. Elms has served as a member of the Company Board since September 2003. Mr. Elms has served as the President and Chief Executive Officer of the Company since September 2003 and as Vice President of Operations of the Company from 1999 to September 2003.

Carl D. Carman has served as a member of the Company Board since 1990. From 1989 until 2002, Mr. Carman served as a general partner of Hill, Carman Ventures, a venture capital firm. Mr. Carman is currently retired.

Werner P. Schmücking has served as a member of the Company Board since March 2004. From 1989 until April 2000, Mr. Schmücking was a director of Siemens AG Information and Communication Networks. Mr. Schmücking was a consultant to SAP AG from 2001 until 2003. He has also served as president of the German Telecommunication Manufacturers Association (ZVEI) and vice president of the German Association for Information Technology, Telecommunications and New Media (BITKOM). Mr. Schmücking currently serves as a director of OCE Printing Systems and SWYX Solutions AG.

Gerald J. Laber has served as a member of the Company Board since April 2004. Since 2000, Mr. Laber has been a consultant and community volunteer. From 1980 to 2000, Mr. Laber served as a partner with Arthur Andersen LLP. Mr. Laber serves as a director of Qualmark Corporation, Boulder Specialty Brands, Inc. and Scott’s Liquid Gold, Inc. Mr. Laber is a Certified Public Accountant in the State of Colorado.

Masood Garahi has served as Chief Technology Officer and Executive Vice President, Engineering of the Company since October 2005. His prior positions were Chief Technology Officer of Roving Planet Inc. from November 2004 to June 2005 and Chairman and Chief Executive Officer and Independent advisor of MeshNetworks Inc. (now part of Motorola) from June 2000 to May 2004.

John A. Kelley has served as Executive Vice President, Operations, of the Company since August 2004, Vice President of Operations of the Company since October 2003. From September 2002 to September 2003, Mr. Kelley served as President of JK Associates. From January 2000 to August 2003, Mr. Kelley served as Vice President, Global Services Operations, of Compaq Computer Corporation.

Ole Lysgaard Madsen has served as Executive Vice President, International for the Company since January 2006. From February 2000 to January 2006, Mr. Madsen served as Senior Vice President of Global Sales, Marketing and Technical Support for KIRK telecom A/S.

Leah Maher has served as Executive Vice President, General Counsel and Assistant Secretary since June 2006, Vice President and General Counsel from September 2005 to June 2006, and Corporate Counsel from September 2004 to September 2005. Prior to joining the Company, Ms. Maher served as Senior Counsel for American Tower Corporation from September 2001 to October 2003, and Associate General Counsel of PictureTel Corporation from May 1994 to September 2001.

Ernest J. Sampias has served as Chief Financial Officer, Treasurer and Executive Vice President, Finance and Administration and Secretary since May 2006. Mr. Sampias served as Chief Financial Officer for Local Matters, Inc. from July 2005 to April 2006, and McDATA Corp. from September 2001 to July 2005. Mr. Sampias is a member of the board of directors and the audit committee chairman for Xyratex Limited.

None of the Company’s directors or officers are involved in a material legal proceeding where such director or officer is a party adverse to the Company or any of its subsidiaries.

CORPORATE GOVERNANCE PRINCIPLES AND COMPANY BOARD MATTERS

Board Structure and Committee Composition

As of the date of this Information Statement, the Company Board has five directors. The Company Board follows NASDAQ Stock Market (“NASDAQ”) Marketplace Rule 4200 for director independence standards. In accordance with these standards, the Company Board has determined that, except for Mr. Elms, as President and Chief Executive Officer of the Company, each of the members of the Company Board has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is otherwise “independent” in accordance with the applicable listing standards of the NASDAQ as currently in effect. Committees of the Company Board include: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The current membership of these committees (which was the same at all times in fiscal 2006) and the function of each of these committees are described below. Each committee operates under a written charter adopted by the Company Board. All of the committee charters are available on the Company’s website at www.spectralink.com/consumer/company/corporate_governance.jsp. Below is a summary of our current committee membership.

Name of Non-Employee Director	Audit	Compensation	Nominating and Corporate Governance
Anthony V. Carollo, Jr.	Member	Member	Chairman
Carl D. Carman	Member	Chairman	—
Gerald J. Laber	Chairman	Member	Member
Werner P. Schmücking	—	—	Member

During fiscal year 2006, the Company Board held six meetings. Each director attended or participated in at least 75% of the aggregate of (i) the total number of meetings of the Company Board and (ii) the total number of meetings held by all committees of the Company Board on which each such director served (in each case referring to the number of meetings of the board or committees, as applicable, that occurred while such director was a member of the board or such committees). During fiscal year 2006, the Audit Committee held seven meetings, the Compensation Committee held six meetings and the Nominating and Corporate Governance Committee held two meetings. The Company Board and committees of the Company Board also approved certain matters by unanimous written consent.

Audit Committee. The Audit Committee reviews, acts upon and reports to the Company Board with respect to various auditing and accounting matters, including retention of the Company’s independent registered public accounting firm, pre-approval of audit and non-audit services to be provided by such firm and the related fees paid. The Audit Committee makes such examinations as are necessary to monitor the corporate financial reporting and the internal and external audits of the Company and its subsidiaries, provides to the Company Board the results of its examinations and recommendations derived therefrom, outlines to the Company Board improvements made, or to be made, in internal accounting controls, and provides the Company Board such additional information and materials as it may deem necessary to make the Company Board aware of significant financial matters that require Company Board attention.

The Company Board has determined that each member of the Audit Committee meets the independence criteria set forth in the applicable rules of NASDAQ and the SEC for audit committee membership. In addition, the Company Board has also determined that all members of the Audit Committee possess the level of financial literacy required by applicable NASDAQ and SEC rules and, that in accordance with Section 407 of the Sarbanes-Oxley Act of 2002, at least one member of the Audit Committee, Mr. Laber, is qualified as an “audit committee financial expert.”

Compensation Committee. The Compensation Committee has a written charter which is evaluated on at least an annual basis. Based on its current charter, the Compensation Committee’s responsibilities are to evaluate management’s recommendations and make its own recommendations to the Company Board concerning the compensation of the Company’s executive officers. It is also responsible for the formulation of the Company’s executive compensation policy and the research, analysis and subsequent recommendation regarding the establishment and administration of the Company’s stock plans. Each of the members of the Compensation Committee is independent for purposes of the NASDAQ rules.

Compensation Committee Policies and Procedures. During the first quarter of each fiscal year, the Compensation Committee reviews management’s recommendations for compensation and benefits for executive officers. The Compensation Committee recommends to the Company Board an amount and composition of executive compensation to be paid to the executive officers, including the Chief Executive Officer. The Company Board reviews and considers such compensation recommendations.

The Compensation Committee annually reviews and evaluates base salary and bonuses for all executive officers, and in conducting such reviews places primary consideration upon the recommendations by the Chief Executive Officer, along with the rationale for such recommendations, with the exception of the compensation review of the Chief Executive Officer himself. The Chief Executive Officer does not participate in the Compensation Committee’s review or decision as to his compensation package. In establishing individual compensation levels, the Compensation Committee considers the Company’s overall strategic objectives and performance, the Company’s stock performance, peer group comparisons and individual performance. No formula is used to determine an executive’s salary. The Company’s overall performance and the achievement of financial and business objectives are considered.

Management’s Role in the Compensation-Setting Process. Management, including named executive officers, plays some role in the compensation-setting process. The most significant aspects of management’s role are: (1) evaluating employee performance, (2) assisting in establishing performance targets and objectives, and (3) recommending salary levels and option awards. The Chief Executive Officer works with the Compensation Committee in establishing the agenda for Compensation Committee meetings. Management also prepares meeting information for each Compensation Committee meeting.

Use of Compensation Consultants. The Compensation Committee has in the past engaged compensation consultants to conduct a review and analysis of how the Company’s compensation practices compare with its peer group of companies. However, no compensation consultants were employed by the Company in 2006.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee evaluates and recommends candidates for Company Board positions to the Company Board, and recommends to the Company Board policies on Company Board composition and criteria for Company Board membership. The Nominating and Corporate Governance Committee also recommends to the Company Board, and reviews on a periodic basis, the Company’s succession plan, including policies and principles for selection and succession of the Chief Executive Officer in the event of an emergency or the resignation or retirement of the Company’s Chief Executive Officer. The Nominating and Corporate Governance Committee also reviews the Company’s compliance with NASDAQ corporate governance listing requirements. The members of the Nominating and Corporate Governance Committee are Messrs. Carollo, Laber and Schmücking. Each of the members of the Nominating and Corporate Governance Committee is independent for purposes of the NASDAQ rules as well as the Company’s standards of independence as published on the Company’s website.

Prior to inquiring whether each director is willing to continue in service, the Nominating and Corporate Governance Committee evaluates all directors on an annual basis both for their contribution and participation on the Company Board and each committee for which they serve in order to determine whether to recommend to the Company Board such directors for election at the annual meeting. The Nominating and Corporate Governance Committee considers the following factors in any such evaluation:

•                           the appropriate size of the Company Board and its committees;

•                           the perceived needs of the Company Board for particular skills, background, and business experience;

•                           the relevant skills, background, reputation, and business experience of nominees compared to the skills, background, reputation, and business experience already possessed by other members of the Company Board;

•                           nominees’ independence from management;

•                           applicable regulatory and listing requirements including independence requirements;

•                           the benefits of a constructive working relationship among directors; and

•                           the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

The Nominating and Corporate Governance Committee’s goal is to assemble a Company Board that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience. Directors should possess the highest personal and professional ethics, integrity, and values, and be committed to representing the best interests of the Company’s shareholders. They must also have an inquisitive and objective perspective and mature judgment. Director candidates must have sufficient time available in the judgment of the Nominating and Corporate Governance Committee to perform all Company Board and committee responsibilities. Company Board members are expected to prepare for, attend, and participate in all Company Board and applicable committee meetings.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider such other factors as it may deem, from time to time, are in the best interests of the Company and its shareholders. The Nominating and Corporate Governance Committee believes that at least one member of the Company Board should meet the criteria for an “audit committee financial expert” as defined by SEC rules. Under applicable listing requirements, at least a majority of the members of the Company Board must meet the definition of

“independent” director. The Nominating and Corporate Governance Committee also believes it appropriate for one or more key members of the Company’s management to participate as members of the Company Board. The Company Board also has designated its chairman, Mr. Carollo, as its “Lead Independent Director.”

The Nominating and Corporate Governance Committee will consider the criteria and policies set forth above in determining if the Company Board requires additional candidates for director. The Nominating and Corporate Governance Committee will consider candidates for directors proposed by directors or management, may poll directors and management for suggestions, or conduct research to identify possible candidates, and may engage, if the Nominating and Corporate Governance Committee believes it is appropriate, a third-party search firm to assist in identifying qualified candidates. All such candidates will be evaluated against the criteria and pursuant to the policies and procedures set forth above. All director nominees, including incumbents, must submit a completed form of directors’ and officers’ questionnaire as part of the nominating process. The evaluation process may also include interviews and additional background and reference checks for non-incumbent nominees at the discretion of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will also evaluate any recommendation for director nominee proposed by a shareholder, provided that any such recommendation is sent in writing to the Corporate Secretary at 5755 Central Avenue, Boulder, Colorado 80301 at least 120 days prior to the anniversary of the date proxy statements were mailed to shareholders in connection with the prior year’s annual meeting of shareholders, and contain the following information:

•                           the candidate’s name, age, contact information and present principal occupation or employment;

•                           the number of shares of the Company’s common stock beneficially owned by the candidate; and

•                           a description of the candidate’s qualifications, skills, background, and business experience during, at a minimum, the last five years, including his/her principal occupation and employment, and the name and principal business of any corporation or other organization in which the candidate was employed or served as a director.

The Nominating and Corporate Governance Committee will evaluate any candidates recommended by shareholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of all other proposed candidates, including incumbents, and will select the nominees that in the Nominating and Corporate Governance Committee’s judgment best suit the needs of the Company Board at that time.

Code of Business Conduct and Ethics

The Company Board has adopted a Code of Conduct and Business Ethics (the “Code”) that outlines the principles of legal and ethical business conduct under which the Company does business. The Code, which is applicable to all directors, employees, and officers of the Company, is available on the Company’s website at www.spectralink.com/consumer/company/corporate_governance.jsp. Any substantive amendment or waiver of this Code may be made only by the Company Board upon a recommendation of the Audit Committee, and will be disclosed on the Company’s website.

On February 7, 2007, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Polycom, Inc. (Polycom) pursuant to which Polycom commenced a cash tender offer for all outstanding shares of the Company’s common stock.  As the parties agreed to in the Merger Agreement, if Polycom accepts tendered shares of common stock for payment, Polycom will be entitled to designate certain members of the Company’s Board of Directors without input from the Company’s Nominating and Corporate Governance Committee, as described more fully in the Merger Agreement.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended December 31, 2006.

Item 11. Executive Compensation.

Compensation Committee Report

The Compensation Committee oversees the Company’s equity compensation plans, establishes the level of base salary and benefit plans payable to the Chief Executive Officer and other executive officers and key employees of the Company, and has the responsibility of approving the non-equity incentive programs for the Chief Executive Officer and the other executive officers. The Compensation Committee also recommends grants of stock awards, stock options, stock appreciation rights and other awards to be made under existing incentive compensation plans. The Compensation Committee of the Board is comprised of non-employee directors, each of whom is independent for purposes of the Nasdaq rules.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussion, it has recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE
Carl D. Carman, Chairman
Anthony V. Carollo
Gerald J. Laber

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee has discussed and reviewed the following Compensation Discussion and Analysis, or CD&A, with management. Based on this review, the Compensation Committee recommended to the Company Board that this CD&A be included in this Form 10-K.

This CD&A, provides information regarding the compensation program in place for the Company’s chief executive officer, chief financial officer and three other most highly-compensated executive officers during 2006. We refer to these individuals in this Form 10-K as the “named executive officers.” This CD&A includes information regarding, among other things, the objectives of the Company’s compensation program, the achievements that the compensation program is designed to reward, the elements of the compensation program (including the reasons why the Company employs each element and how it determines amounts paid) and how each element fits into its overall compensation objectives.

The Compensation Committee operates within the policies established by the Company Board and has the authority to create and approve the executive officer compensation plan. The Compensation Committee administers the Company’s executive compensation programs, monitors corporate performance and its relationship to compensation of executive officers, and makes approves annual adjustments to executive compensation as needed. The members of the Compensation Committee are Carl D. Carman, chairman, Anthony V. Carollo, Jr. and Gerald J. Laber.

Objectives of Our Named Executive Officer Compensation Programs

Our success depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Our executive compensation program is designed to attract and retain individuals with the talents and skills necessary for us to achieve our business plan and to reward those individuals who make that happen. Our fundamental compensation objective is to align compensation for our executives with their contribution to the development and financial success of the Company’s business objectives and performance. We believe that we achieve this objective by first, providing adequate compensation, incentives and awards to attract and retain talented and skilled executives whose contributions are necessary for the long-term success of the Company. Secondly, we achieve our objective by compensating the named executive officer based on both the Company’s performance as well as their own individual performance.

Named Executive Officer Compensation Elements

Compensation packages for our named executive officers are comprised of three primary elements: base salary, which is based on level of responsibility, professional expertise and experience; cash performance bonuses (non-equity incentives), which are directly tied to the Company’s financial performance; and equity awards, which are primarily tied to individual objectives and performance. However, the compensation package for one of our named executive officers who held an interim position from April 10, 2006 to May 15, 2006 consisted of two elements: base salary and cash bonus. The cash bonus for Carolyn A. Smyth, Vice President of Finance and Corporate Controller of the Company, was under a separate bonus arrangement designed for our non-executives that was not reviewed by the Compensation Committee and is tied to individual performance rather than the Company’s performance.

Base Salary

The base salary is intended to provide our named executive officers with a level of cash compensation that reflects the experience, skills, knowledge and responsibilities required of the named executive officers in their roles.

The base salary for each named executive officer is reviewed annually by the Compensation Committee and adjustments are made on the basis of experience and personal performance, taking into account the average salary levels for comparable positions with companies having similar total revenues both within and outside the Company’s industry. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. Each individual’s base pay is positioned relative to their total compensation package, including non-equity incentives and long-term equity compensation incentives. The base salary is designed to be competitive and comparable to the market but leave room for a significant portion of the overall compensation to be tied to personal and Company performance.

The decision of whether or not to adjust base salary from year to year is not only based on an evaluation of personal performance but also relates to cost of living changes and an annual evaluation relative to comparable executive positions in the region and the industry. During 2006, our named executive officers received increases in base salary over 2005 ranging from 0% to 10.6% as a result of an evaluation by the Compensation Committee of the factors discussed above (except for a named executive officer who held an interim position who had a salary increase of 18.8% based on a review by the Chief Executive Officer only).

Non-Equity Incentive Plan Compensation for Named Executive Officers

We believe that executive performance that results in improved Company performance should be rewarded. Our non-equity incentive plan consists of cash bonuses for specific financial metrics. Annual cash (non-equity) incentive awards are intended to reward our named executive officers for the achievement of specific financial metrics that they have the ability to influence. For example, named executive officers that are able to directly influence top line revenue have their cash incentive tied to revenue growth while other named executive officers are only measured based on pre-tax profitability as they have the ability to manage costs and improve efficiency. Two of our named executive officers have cash incentives that are tied to both revenue and pre-tax profitability based on their ability to influence both. The Compensation Committee establishes financial metrics to which the cash incentives should be tied based on the Company’s annual operating plan. The cash incentive for all but one named executive officer is calculated as a percentage of their salary, which is then adjusted based on the percentage achievement of the financial metric targeted. The incentive, as a percentage of salary, ranges from 35% to 70%. Named executive officers whose incentive was strictly based on pre-tax profitability for 2006 did not receive a cash incentive bonus in 2006 as the threshold targets were not achieved, and the Compensation Committee did not exercise its discretion to pay a cash incentive. Based on the achievement of pre-determined revenue targets during 2006, Mr. Kelley, the Company’s EVP, Operations, received a cash incentive of $57,200. In addition, Mr. Madsen, EVP, International, earned a cash incentive of $82,840, which was based on both pre-tax profitability and revenue metrics for KIRK telecom. Ms. Smyth did not receive a non-equity incentive plan bonus in 2006, as described above. The Compensation Committee strives to establish Company financial targets that are both challenging and achievable in order to adequately motivate management while improving shareholder value.

Each year, in the process of establishing the named executive officers performance goals, the Compensation Committee evaluates the prior year financial metrics and the methodology used in setting the cash incentives. The Compensation Committee may from time to time award cash incentive at its discretion even if the Company does not meet the performance goals that were established.

Equity Awards

We believe that equity incentive awards are the best way to create incentives and reward the performance of our named executive officers that improves Company performance and increases shareholder value thereby strengthening the mutual interests between named executive officers and shareholders. By providing equity awards to our named executive officers, they are not only rewarded for past performance but also have long-term incentive to continue to promote the Company’s success.

The Compensation Committee makes discretionary stock option grants and restricted stock awards to named executive officers of the Company based on a number of factors including each named executive officer’s personal performance; criticality of the individual to the future success of the Company; and overall contribution to the Company’s success. The Compensation Committee also grants equity awards to newly hired executive officers as a way of promoting long-term incentive in the Company as the stock awards are earned over a long term period, typically four years. Typically, the size of grants are set at a level that is deemed appropriate to create a meaningful opportunity for stock ownership based upon the named executive officer’s performance, position, potential for future responsibility and promotion, and overall expected contribution to the Company’s success. The Compensation Committee also considers other factors in determining the size of the grant such as the amount of unvested options or restricted stock awards held by the individual from prior grants, the length of time that the employee has been with the Company and the amount of other compensation earned by the named executive officer. The relative weight given to each of these factors varies from individual to individual.

During 2006, there were a total of 455,000 options granted to the named executive officers of the Company under the Company’s 2000 Stock Option Plan. No restricted stock awards were made to any named executive officer under the 2006 Equity Incentive Plan in 2006. The Company’s Chief Executive Officer, Mr. Elms, presented performance reviews of each of the named executive officers (other than himself) who were currently serving as executive officers in February 2006 outlining their performance relative to their 2005 objectives. Based on the information presented by Mr. Elms and other factors discussed earlier, the Compensation Committee granted options in varying amounts from 35,000 to 100,000 with an exercise price of $12.63. The Company also granted 100,000 options with an exercise price of $10.43 to Mr. Sampias, our EVP, Finance and Administration and CFO, upon beginning his employment with the Company. The exercise price of option grants is based on the closing price on the date of grant as approved by the Compensation Committee. For newly hired executive officers, the grant date is based on the first day of employment. In no case is the option grant or exercise price backdated.

Options and restricted stock awards generally vest over four years, subject to acceleration upon certain events if an acquirer does not assume the option plan, and vesting of such options and restricted stock awards are subject to the named executive officer’s continued employment with the Company.

Severance and Change in Control

At the recommendation of the Compensation Committee, on April 12, 2006 the Company entered into a change of control severance agreement (the “Agreement”) with each of John Elms (the Company’s President, Chief Executive Officer and a director), John Kelley (the Company’s Executive Vice President of Operations), and Masood Garahi (the Company’s Executive Vice President of Engineering and Chief Technology Officer). In February 2007, the Company amended the Agreements with each of the above mentioned individuals to clarify the terms of the Agreements with respect to the Section 280G gross-up contained in the Agreement. Effective May 15, 2006, Ernest Sampias, who became the Company’s Executive Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer, entered into a change of control severance agreement that was similar to the Agreement, except that his options could be exercised over a three year period upon a change of control. According to the terms of the Agreement, in the event a change of control of the Company occurs and a named executive officer’s employment is terminated or constructively terminated within twelve months following the change of control, the affected named executive officer’s outstanding options will fully vest and the affected executive will be entitled to twelve months of the affected named executive officer’s annual salary plus the affected named executive officer’s target bonus (which assumes 100% of the target bonus plan is met for the year). Additionally, in the preceding circumstance, such named executive officers will receive benefits until the earlier of one year following termination or the date such executive receives comparable benefits from another employer. Under the Agreement, the Company is obligated to gross-up any tax payments such as Section 280G of the Internal Revenue Code or similar tax provision, if applicable. The Company previously agreed to a change of control provision with Ole Lysgaard Madsen (Executive Vice President, International, and President and Managing Director of KIRK telecom A/S) upon the Company’s acquisition of KIRK telecom A/S on January 3, 2006, under different terms than the Agreement, which terms are set forth in his employment agreement with the Company dated January 3, 2006, as amended January 31, 2007. In 2006, David Rosenthal and Carolyn Smyth were not offered an Agreement.

Income Tax Considerations

Section 162(m) of the Internal Revenue Code limits tax deductions for certain executive compensation over $1,000,000. Certain types of compensation are deductible only if they are performance-based and approved by the shareholders. Stock option grants made under the 2000 Stock Option Plan currently do not meet the requirements for performance-based grants as defined in Section 162(m) and are, therefore, not exempt from the limitations on deductibility. Cash compensation for 2005 for any of our named executive officers was not in excess of $1,000,000 and the Company does not expect cash compensation for 2006 to any of our named executive officers to be more than $1,000,000 or consequently affected by the requirements of Section 162(m). The 2006 Stock Option Plan is designed to meet the requirements of Section 162(m). The Compensation Committee’s present intention is to structure compensation arrangements to maximize the Company’s available deductions consistent with Section 162(m) unless the Compensation Committee reasonably believes that the best interests of the Company and its shareholders will be served by structuring compensation for a given executive officer, or executive officers, differently.

Compensation Determination Process

We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, overall company performance and other considerations we deem relevant. To this end, we review a number of executive compensation surveys of similar companies when making a crucial executive officer hiring decision and annually when we review executive compensation. Our Compensation Committee performs a strategic review of our named executive officers’ overall compensation packages on an annual basis to determine whether they provide adequate incentives and motivation and whether they adequately compensate our named executive officers relative to comparable officers in other companies. Our Chief Executive Officer, Mr. Elms, takes an active role in evaluating and providing analysis to the Compensation Committee and typically participates in a portion of each meeting along with our general counsel. Mr. Elms is not present in the meetings whenever a discussion and decisions are taking place that pertain to his own compensation.

In determining the 2006 executive compensation plan, Mr. Elms took an active role in evaluating and presenting the Compensation Committee with a proposal of the 2006 compensation for the executive team serving the Company at the time in February 2006. Mr. Elms presented survey and benchmark information from multiple sources including the AEA survey, Salary.com, Mercer, and Culpepper relating to typical compensation packages offered to executives considering differences such as regional variation, the size of the company and the specific high-technology industry.

Executive Compensation and Related Information

2006 SUMMARY COMPENSATION

The following table sets forth, for the twelve months ended December 31, 2006, the cash compensation earned by or paid to named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
John H. Elms	2006	$318,333	$—		$657,052	$—		$16,623	(2)	$992,008
President and Chief Executive Officer

Ernest J. Sampias (3)	2006	$188,654	$—		$100,998	$—		$5,847	(4)	$295,499
Executive Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer

David I. Rosenthal (5)	2006	$198,620	$—		$—	$—		$13,415	(2)	$212,035
Former Executive Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer

Carolyn A. Smyth (6)	2006	$144,774	$39,062	(7)	$18,711	$—		$7,440	(4)	$209,987
Former Interim Chief Financial Officer, currently Vice President of Finance and Corporate Controller

John A. Kelley	2006	$257,917	$—		$136,335	$57,200	(8)	$14,040	(2)	$465,492
Executive Vice President of Operations

Masood Garahi	2006	$259,167	$—		$368,343	$—		$7,542	(9)	$635,052
Executive Vice President of Engineering and Chief Technology Officer

Ole Lysgaard Madsen (10)	2006	$252,314	$—		$181,779	$82,840	(8)	$69,786	(11)	$586,719
Executive Vice President, International

(1)             The amounts shown in this column are based on the dollar amount recognized for financial statement reporting purposes for the 2006 fiscal year in accordance with SFAS No. 123(R), “Share-Based

Payment.” There were two sets of assumptions used to compute the fair value of the stock option amounts shown granted in fiscal year 2006, using the Black-Scholes model, based on a February grant date to all named executive officers with the exception of Mr. Sampias whose option grant date was his start date of May 15, 2006. The assumptions used for all named executive officers with the exception of Mr. Sampias were: weighted average exercise price of $12.63; volatility of 71.9%; expected term of 5.3 years; risk-free rate of 4.8%; and an expected dividend yield of 0.0%. The assumptions used for the grant to Mr. Sampias were: weighted average exercise price of $10.43; volatility of 69.3%; expected term of 5.3 years; risk-free rate of 5.1%; and an expected dividend yield of 0.0%. Assumptions used in the calculation of this amount for options granted during fiscal years ended December 31, 2003, 2004 and 2005 are included in footnote 4 to the Company’s audited financial statements for the fiscal year ended December 31, 2005, which is included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. Assumptions used in the calculation of this amount for options granted during fiscal year ended December 31, 2002, are included in footnote 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 4, 2005.

(2)             Consists of a 401(k) matching contribution and Company paid premiums for health, dental, life and disability insurance.

(3)             Mr. Sampias became Executive Vice President of Finance and Administration and Chief Financial Officer on May 15, 2006.

(4)             Consists of Company-paid premiums for health, dental, life and disability insurance.

(5)             Mr. Rosenthal resigned as Executive Vice President and Chief Financial Officer on April 10, 2006, but remained with the Company in a non-executive and non-decision making role until September 10, 2006. Included in this salary amount is $108,333 paid pursuant to a five-month severance and release agreement. On September 10, 2006, Mr. Rosenthal forfeited 45,000 stock options granted on February 6, 2006.

(6)             Ms. Smyth served as the Interim Chief Financial Officer from April 10, 2006 until May 15, 2006 and is currently the Vice President of Finance and Corporate Controller.

(7)             Cash bonus earned was based on the achievement of established goals relating to personal performance.

(8)             Non-equity incentive amounts were earned based on the 2006 executive bonus plan.

(9)             Consists of a 401(k) matching contribution and Company-paid premiums for life and disability insurance.

(10)       With the exception of equity compensation, Mr. Madsen’s compensation is denominated in Danish Kroner and has been translated into U.S. Dollars at the average exchange rate for fiscal year 2006 of 5.9 to 1. Mr. Madsen became Executive Vice President, International on January 13, 2006 in connection with the acquisition of KIRK telecom A/S.

(11)       Includes various perquisites paid by the Company including automobile related expenses of $39,011 and retirement plan contributions of $25,232.

2006 GRANTS OF PLAN-BASED AWARDS(1)

The following table sets forth information concerning plan-based grants to the named executive officers during the fiscal year ended December 31, 2006 as well as estimated future payouts under the Company’s incentive plans:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (2)						All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Options (#) (3)	Awards ($/ Sh)	Awards ($)
John H. Elms	2/6/2006	112,000	(4)	224,000	(4)		(5)	100,000	$12.63	809,140
Ernest J. Sampias	5/15/2006	32,813	(6)	65,625	(6)		(5)	100,000	$10.43	641,120
David I. Rosenthal	2/6/2006	45,500	(4)	91,000	(4)		(5)	45,000	$12.63	364,113
Carolyn A. Smyth(11)	—	—		—		—		—	—	—
Masood Garahi	2/6/2006	45,500	(4)	91,000	(4)		(5)	35,000	$12.63	283,199
John A. Kelley	2/6/2006	23,660	(7)	117,000	(7)		(8)	75,000	$12.63	606,855
Ole Lysgaard Madsen	2/6/2006		(9)	83,333	(9)		(10)	100,000	$12.63	809,140

(1)             The awards set forth in the table were granted during the 2006 fiscal year.

(2)             For additional information concerning the 2006 executive bonus targets, see “Compensation Discussion and Analysis.”

(3)             For additional information concerning the vesting schedule and other terms of equity awards granted to the Company’s named executive officers during 2006, see the “Outstanding Equity Awards at Fiscal Year-End” table.

(4)             The Compensation Committee approved target objectives for the 2006 executive bonus plan for Messrs. Elms, Rosenthal and Garahi based on the Company’s 2006 objective for consolidated net income before income taxes, excluding SFAS 123(R) expense. The target award for Mr. Elms represented 70% of his base salary, and for Messrs. Rosenthal and Garahi represented 35% of their base salaries, based on achievement of 100% of such 2006 objective. Achievement of less than 50% of such 2006 objective would result in no incentive payment.

(5)             Pursuant to the terms of the 2006 executive bonus plan, achievement of greater than 100% of the Company’s 2006 objective for consolidated net income before income taxes, excluding SFAS 123(R) expenses, results in additional incentive payment. Accordingly, there was not a maximum stated for potential payments under the 2006 executive bonus plan.

(6)             Pursuant to the terms of his offer letter, Mr. Sampias was given his target objectives under the 2006 executive bonus plan. Mr. Sampias was eligible for a target award of 35% of his base salary, pro-rated from his start date of May 15, 2006. The target of $65,625 was based on achievement of 100% of the Company’s 2006 objective related to consolidated net income before income taxes, excluding SFAS 123(R) expense. Achievement of less than 50% of the Company’s 2006 objective would result in no incentive payment.

(7)             The Compensation Committee approved a target award under the 2006 executive bonus plan for Mr. Kelley of $117,000, or 45% of his base salary, based on achievement of 100% of the Company’s 2006 objectives for consolidated net income before income taxes, excluding SFAS 123(R) expense and service revenue. The $117,000 target award was comprised of $91,000, or 35% of his base salary, based on the 2006 objective for consolidated net income before income taxes, excluding SFAS 123(R) expense and $26,000, or 10% of his base salary, based on the Company’s 2006 objective for service revenue. Achievement of less than 50% of the consolidated net income before income taxes, excluding SFAS 123(R) expense, would result in no incentive payment on the $91,000 of target award, while achievement of less than 91% of the service revenue would result in no incentive payment on the $26,000 of target award.

(8)             Pursuant to the terms of the 2006 executive bonus plan, achievement of greater than 100% of the Company’s 2006 objective for consolidated net income before income taxes, excluding SFAS 123(R) expenses, results in additional incentive payment. Overachievement related to the Company’s 2006 objective for service revenue would result in an additional payment to Mr. Kelley of 1% of base salary for each percentage point of service revenue over the Company’s 2006 objective. Accordingly, there is not a maximum stated for potential payments under the 2006 executive bonus plan.

(9)             The Compensation Committee approved a target award under the 2006 executive bonus plan for Mr. Madsen of $83,333, or 33% of his base salary, based on achievement of 100% of the Company’s 2006 objectives for international sales and KIRK telecom operating income. The $83,333 target award was comprised of 50% based on quarterly achievement of international revenue and 50% on achievement of KIRK telecom operating income. Achievement of less than 50% of the KIRK telecom operating income target would result in no incentive payment on the corresponding target award, while any achievement of the international revenue would result in a pro-rated incentive payment on the corresponding target award.

(10)       Pursuant to the terms of the 2006 executive bonus plan, achievement of greater than 100% of the 2006 objectives results in additional incentive payment. Accordingly, there was not a maximum stated for potential payments under the 2006 executive bonus plan.

(11)       Ms. Smyth served as the interim principal financial officer from April 10, 2006 to May 15, 2006 and was not part of the 2006 executive bonus plan. Ms. Smyth was under a separate bonus arrangement designed for our non-executives that was not reviewed by the Compensation Committee and is tied to individual performance rather than the Company’s performance.

OUTSTANDING EQUITY AWARDS

The following table sets forth information concerning equity awards held by the named executive officers at December 31, 2006:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
John H. Elms	20,000	—	$9.125	1/19/2010
	65,000	—	$10.1875	2/20/2011
	65,000	—	$9.16	2/6/2012
	43,125	1,875	$8.35	2/6/2013
	81,250	18,750	$22.00	9/2/2013
	24,791	10,209	$18.39	2/6/2014
	45,833	54,167	$16.62	2/3/2015
	—	100,000	$12.63	2/6/2016

Ernest J. Sampias	—	100,000	$10.43	5/15/2016

David I. Rosenthal(2)	—	—	—	—

Carolyn A. Smyth	1,016	—	$13.91	11/14/2011
	2,159	—	$8.28	12/11/2012
	5,119	—	$18.71	12/11/2013
	7,000	—	$14.60	12/7/2014
	1,381	—	$18.71	12/11/2013
	1,250	3,750	$12.79	12/8/2015

Masood Garahi	29,166	70,834	$12.61	10/3/2015
	—	35,000	$12.63	2/6/2016

John A. Kelley	75,000	—	$18.75	10/20/2013
	25,000	—	$18.39	2/6/2014
	75,000	—	$16.62	2/3/2015
	—	75,000	$12.63	2/6/2016

Ole Lysgaard Madsen	—	100,000	$12.63	2/6/2016

(1)             Each of these awards vests as to one-fourth of the underlying shares on the first anniversary of the grant, and in equal installments monthly thereafter through the fourth anniversary of the grant date. Each of these awards expires 10 years from the date of grant.

(2)             Effective September 10, 2006, Mr. Rosenthal was no longer employed by the Company.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

Current Named Executive Officers

Change of Control Agreements between Named Executive Officers and the Company.

The following table sets forth information concerning change of control agreements between the Company and named executive officers:

Name	Position	Date of Agreement
John H. Elms	President and Chief Executive Officer	April 12, 2006, amended and restated on February 7, 2007

John A. Kelley	Executive Vice President, Operations	April 12, 2006, amended and restated on February 7, 2007

Masood Garahi	Executive Vice President, Engineering and Chief Technology Officer	April 12, 2006, amended and restated on February 5, 2007

Ernest J. Sampias	Chief Financial Officer and Executive Vice President, Finance and Administration	May 15, 2006

Ole Lysgaard Madsen	Executive Vice President, International	January 3, 2006, amended on January 31, 2007

These change of control agreements provide that upon the involuntary termination (including resigning for good reason) or termination of such officer’s employment as a result of disability or death within 12 months following a change of control of the Company, such officer will be entitled to (i) severance pay equal to one times the sum of his annual base salary, (ii) 100% of officer’s target annual incentive compensation (including any applicable quarterly incentives assuming 100% achievement), (iii) for the year in which the date of termination occurs, continued coverage under the Company’s health, life, dental and other insurance programs for the 12-month severance pay period, (iv) immediate accelerated vesting of all stock options to purchase Common Stock and any repurchase right of the Company shall lapse with respect to shares of restricted stock held by him at the time of termination and (v) if any of the payments above constitute “parachute payments” within the meaning of 280G of the Internal Revenue Code, then such officer will receive a payment sufficient to pay such excise tax (“280G gross-up payment”) and an additional payment sufficient to pay any Section 280G excise taxes and federal or state income taxes arising from the Section 280G gross-up payment. The Service Agreement entered into by Mr. Madsen provides that in the event of a change of control, Mr. Madsen will receive an additional three (3) months notice prior to the termination of such agreement. The consummation of the Offer and Merger would constitute a change of control under each of these named executive officers’ change of control agreements. The change of control agreement entered into by each of Messrs. Elms, Kelley and Garahi, is substantially similar to the form of the change of control agreement filed as Exhibit (e)(4) to the Schedule 14D-9 filed by the Company on February 20, 2007, and the above description of their change of control agreements is qualified in its entirety by reference to such exhibit which is incorporated herein by reference. The change of control agreement entered into by Mr. Sampias is filed as Exhibit (e)(5) to the Schedule 14D-9 filed by the Company on February 20, 2007, and the above description of his change of control agreement is qualified in its entirety by reference to such exhibit, which is incorporated herein by reference. The employment agreement entered into by Mr. Madsen is filed as Exhibit (e)(6) to the Schedule 14D-9 filed by the Company on February 20, 2007, and the above description of his employment agreement is qualified in its entirety by reference to such exhibit, which is incorporated herein by reference.

In February 2007, the Company amended the above-mentioned change of control agreements (except for the agreement with each of Mr. Sampias and Mr. Madsen) to clarify the terms of the Section 280G gross-up payment contained in the agreements.

The aggregate potential payments and benefits payable to each of the Company’s named executive officers upon the involuntary termination (including resigning for good reason) or termination of such officers’ employment as a result of disability or death within 12 months following a change of control of the Company, assuming that the employment of such officer terminated on December 31, 2006 are as follows: Mr. Elms, $1,136,396; Mr. Kelley, $449,850; Mr. Garahi, $413,147, Mr. Sampias, $601,069 and Mr. Madsen, $550,265.

Employment Agreements between Named Executive Officers and Polycom

John H. Elms entered into an offer letter with Polycom dated February 5, 2007, for continued employment for three months following the closing of the Merger between the Company and the Offeror at his current base salary and a bonus in an amount equal to 70% of his base salary, prorated during the continued employment term. The offer letter provides that Mr. Elms acknowledges that during his employment term he will not invoke the involuntary termination for good reason provision in his amended and restated change of control agreement with the Company, dated February 7, 2007. In addition to his current base salary earned during the continued employment term, Mr. Elms will receive a retention bonus in an amount equal to 50% of his daily base salary for every day of service to Parent during the continued employment term. At the end of the employment term or if Parent terminates Mr. Elms’ employment for reasons other than cause prior to the end of the employment term, Mr. Elms will be entitled to benefits similar to the benefits described in his amended and restated change of control agreement with the Company, dated February 7, 2007.

John A. Kelley entered into an offer letter with Polycom dated February 5, 2007 for continued employment through December 31, 2007 at his current base salary and a bonus in an amount equal to 45% of his base salary, prorated during the continued employment term. The offer letter provides that Mr. Kelley acknowledges that during his employment term he will not invoke the involuntary termination for good reason provision in his amended and restated change of control agreement with the Company, dated February 7, 2007. In addition to his current base salary earned during the continued employment term, Mr. Kelley will receive a retention bonus in an amount equal to 50% of daily base salary for every day of service to Parent during the continued employment term. At the end of the employment term or if Parent terminates Mr. Kelley’s employment for reasons other than cause prior to the end of the employment term, Mr. Kelley will be entitled to benefits similar to the benefits described in his amended and restated change of control agreement with the Company, dated February 7, 2007.

Masood Garahi entered into an offer letter with Parent dated February 15, 2007 for continued employment for three months following the closing of the Merger between the Company and the Offeror. The offer letter provides that Mr. Garahi acknowledge that during his employment term he will not invoke the involuntary termination for good reason provision in his amended and restated change of control agreement with the Company, dated February 5, 2007. At the end of the employment term or if Parent terminates Mr. Garahi’s employment for reasons other than cause prior to the end of the employment term, Mr. Garahi will be entitled to benefits similar to the benefits described in his amended and restated change of control agreement with the Company, dated February 5, 2007. In addition to his current base salary earned during the continued employment term, and a bonus in an amount equal to 35% of his base salary, prorated during the continued employment term, Mr. Garahi will earn a bonus in an amount equal to 100% of his daily base salary for every day of service to Parent. Mr. Garahi and Parent expect to sign a Termination of Employment Agreement and Release at the conclusion of Mr. Garahi’s three-month employment term with Parent. The Termination of Employment Agreement and Release contains a non-competition and non-solicitation clause, restricting Mr. Garahi’s ability to provide services to other parties for a one-year period following the termination of his employment with Parent.

Ernest J. Sampias entered into an offer letter with Polycom dated February 5, 2007 for continued employment for three months at his current base salary and a bonus in an amount equal to 35% of his base salary, prorated during the continued employment term, following the closing of the Merger between the Company and the Offeror. The offer letter provides that Mr. Sampias acknowledges that during his employment term he will not invoke the involuntary termination for good reason provision in his change of control agreement with the Company, dated May 15, 2006. In addition to his current base salary earned during the continued employment term, Mr. Sampias will receive a retention bonus in an amount equal to 50% of his daily base salary for every day of service to Parent during the continued employment term. At the end of the employment term or if Parent terminates Mr. Sampias’s employment for reasons other than cause prior to the end of the employment term, Mr. Sampias will be entitled to benefits similar to the benefits described in his change of control agreement with the Company, dated May 15, 2006.

Ole Lysgaard Madsen entered into a Stay-on and Severance Agreement with Parent on February 7, 2007 for continued employment for the three-month period following the closing of the Merger between the Company and the Offeror. Immediately following the close of the Merger, Mr. Madsen will receive 21 months salary in a lump-sum payment. Mr. Madsen agreed to refrain from any competitive activity for twelve months following the three-month period of continued employment. Following the expiration of the additional three-month period, Mr. Madsen’s employment will be terminated. Mr. Madsen had an employment agreement with the Company dated January 3, 2006, as amended, with similar terms.

Former Named Executive Officers

Mr. Rosenthal and Ms. Smyth did not have employment agreements with the Company. Mr. Rosenthal resigned from his executive position on April 10, 2006, but remained with the Company in a non-executive and non-decision making role until September 10, 2006 pursuant to a five-month separation agreement and general release based on his then-current base salary of $260,000. Upon appointment of a new chief financial officer on May 15, 2006, Ms. Smyth resumed her prior role with the Company as a non-executive officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company’s Compensation Committee is currently composed of Messrs. Carman, Carollo, Jr. and Laber. None of the individuals serving on the Compensation Committee is an officer or employee of the Company, nor have any of these individuals served as an officer of the Company at any other time. None of these individuals had any “Related Party Transaction” with the Company of the type required to be disclosed under Item 404 of Regulation S-K. During 2006, no named executive officer of the Company served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of the Company Board or the Company’s Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of our Common Stock as of February 7, 2007 for:

•              each person who we know beneficially owns more than 5% of the Common Stock;

•              each of our directors;

•              each named executive officer in the Summary Compensation Table; and

•              all current directors and executive officers as a group.

Beneficial Owner	Shares	Percentage of Outstanding Common Stock
AMVESCAP PLC (1) 30 Finsbury Square London EC2A 1AG England	2,349,651	11.4%

Lord, Abbett & Co. (2) 90 Hudson Street Jersey City, NJ 07302	1,997,145	9.7%

Ronald Juvonen (Downtown Partners) (3) c/o Downtown Associates LLC 674 Unionville Road, Suite 105 Kennet Square, PA 19348	1,057,356	5.1%

Beneficial Owner	Shares	Percentage of Outstanding Common Stock
Director and Named Executive Officers
Carl D. Carman (4)	126,921	*
Anthony V. Carollo (5)	52,500	*
Gerald J. Laber (6)	64,750	*
Werner Schmücking (7)	58,750	*
John H. Elms (8)	405,821	2.0%
Ernest J. Sampias (9)	15,000	*
David I. Rosenthal	—	*
Carolyn A. Smyth (10)	18,341	*
John A. Kelley (11)	201,014	*
Masood Garahi (12)	47,707	*
Ole Lysgaard Madsen (13)	29,166	*
All current directors and executive officers as a group (12 persons) (14)	1,041,922	5.1%

*                    less than 1%

(1)             Based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007, indicating that AMVESCAP PLC and its subsidiaries AIM Capital Management, Inc. and AIM Funds Management, Inc. (“AMVESCAP”) collectively beneficially own 2,349,651 shares and AMVESCAP has sole voting power and sole dispositive power over all such shares. 2,349,062 of such shares are held by AIM Funds Management, Inc. and 589 of such shares are held by AIM Capital Management, Inc.

(2)             Based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007, indicating that Lord, Abbett & Co. LLC beneficially owns 1,997,145 shares and has sole voting power of 1,681,837 and sole dispositive power of 1,997,145 with respect to all such shares.

(3)             Based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007, indicating that Ronald J. Juvonen is deemed to beneficially own 1,057,356 shares and has sole power to vote and direct the disposition with respect to all such shares. The shares are held by Downtown Associates I, L.P., Downtown Associates II, L.P., Downtown Associates III, L.P. and Downtown Associates V, L.P. Ronald J. Juvonen is the Managing Member of the General Partner of the Downtown funds.

(4)             Includes 53,750 of shares issuable upon exercise of options exercisable as of February 7, 2007, and within 60 days thereafter.

(5)             Includes 47,500 of shares issuable upon exercise of options exercisable as of February 7, 2007, and within 60 days thereafter.

(6)             Includes 58,750 of shares issuable upon exercise of options exercisable as of February 7, 2007, and within 60 days thereafter.

(7)             Includes 58,750 of shares issuable upon exercise of options exercisable as of February 7, 2007, and within 60 days thereafter.

(8)             Includes 395,621 of shares issuable upon exercise of options exercisable as of February 7, 2007, and within 60 days thereafter.

(9)             Includes no shares issuable upon exercise of options exercisable as of February 7, 2007, and within 60 days thereafter.

(10)       Includes 18,341 of shares issuable upon exercise of options exercisable as of February 7, 2007, and within 60 days thereafter.

(11)       Includes 196,875 of shares issuable upon exercise of options exercisable as of February 7, 2007, and within 60 days thereafter.

(12)       Includes 47,707 of shares issuable upon exercise of options exercisable as of February 7, 2007, and within 60 days thereafter.

(13)       Includes 29,166 of shares issuable upon exercise of options exercisable as of February 7, 2007, and within 60 days thereafter.

(14)       Includes 925,626 of shares issuable upon exercise of options exercisable as of February 7, 2007, and within 60 days thereafter.

On February 7, 2007, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Polycom, Inc. (Polycom) pursuant to which Polycom commenced a cash tender offer for all outstanding shares of the Company’s common stock.  In order to induce Polycom to enter into the Merger Agreement, all directors and executive officers of the Company (in their capacities as stockholders of the Company), consisting of Carl D. Carman, Anthony V. Carollo, Jr., John H. Elms, Masood Garahi, John A. Kelley, Gerald J. Laber, Ole Lysgaard Madsen, Leah Maher, Ernest J. Sampias and Werner P. Schmücking, entered into Tender and Voting Agreements with Polycom concurrently with the execution and delivery of the Merger Agreement. Subject to the terms and conditions of these agreements, each director and executive officer of the Company agreed to tender the shares held by them in the tender offer and to vote such shares in favor of adoption of the Merger Agreement.  The Company may undergo a change of control in the future as a result of the Merger Agreement between Polycom and the Company and the Tender and Voting Agreements between Polycom and the Company’s directors and executive officers.

Item 13.  Certain Relationships and Related Transactions.

At the beginning of each fiscal year, SpectraLink distributes questionnaires to each of its officers and directors. These questionnaires include questions designed to elicit responses with respect to potential related party transactions or relationships. Upon a review of these questionnaires, members of our senior management bring to the attention of the Audit Committee any potential related party transaction or relationship. The Audit Committee then considers whether to approve any related party transaction or relationship in accordance with law. The Audit Committee approves all direct or indirect related-party transactions that do not involve compensation of employees, as evidenced in their charter posted on our website. All officers and directors stockholders are expected to inform representatives of SpectraLink of any potential related party transaction or relationship.

There were no related party transactions in 2006. The Company has adopted provisions in its bylaws that provide for indemnification of its officers and directors and the advancement of expenses for defending a lawsuit to the full extent permitted under Delaware law. In addition, the Company has entered into agreements to indemnify its directors and executive officers. These agreements provide for indemnification of the Company’s directors and executive officers for some types of expenses, including attorney’s fees, judgments, fines, and settlement amounts incurred by persons in any action or proceeding, including any action by or in the right of the Company, arising out of their services as the Company’s director or executive officer. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

Item 14.   Principal Accountant Fees and Services.

          KPMG LLP has been the principal independent registered public accounting firm that audits the financial statements of the Company since August 2002. In accordance with standing policy, KPMG LLP periodically changes the personnel who work on the audit. The Company has no current consulting agreements with KPMG LLP.

          The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2006 and 2005, by the Company’s principal independent registered accounting firm, KPMG LLP:

	2006	2005
Audit Fees(1)	$605,994	$471,000
Audit Related Fees(2)	91,000	309,000
Tax Fees(3)	26,465	1,950
All Other Fees(4)	—	—
Total Fees	$723,459	$781,950

(1)          Audit fees consist of fees billed, or expected to be billed, for professional services rendered for the audits of the Company’s consolidated financial statements and management’s assessment that it maintained effective internal controls over financial reporting, along with reviews of interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, and attestation services.   Audit fees in 2006 include fees related to the KIRK business.

(2)          Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” Services rendered by KPMG LLP related to an audit of the Company’s 401(k) as required by ERISA.  KIRK acquisition related services accounted for approximately $82,000 and $295,000 of audit-related fees for 2006 and 2005, respectively.

(3)          Tax fees consist of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for tax return preparation, claims for refunds, and tax payment planning services related to federal, state, and international taxes. Other tax services consist of fees billed for services including tax advice, tax strategy, and other miscellaneous tax consulting and planning.

(4)          All other fees consist of fees for all services other than those reported above. The Company’s intent is to minimize services in this category.

PART IV

Item 15.  Exhibits, Financial Statements and Financial Statement Schedules.

(a)                      (1) Financial Statements.

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.

(3) Exhibits.

Exhibit Number	Description
2.0	Agreement and Plan of Merger by and among Polycom, Inc., Spyglass Acquisition Corp. and SpectraLink Corporation (1)
2.1	Stock Purchase Agreement between SpectraLink Corporation and SpectraLink Denmark ApS and each of the stockholders of KIRK telecom A/S.* (2)
2.2	Form of Tender and Voting Agreement by and between each director and executive officer of SpectraLink Corporation. (1)
3.0	Restated Certificate of Incorporation of the Registrant. (4)
3.1	Amended and Restated Bylaws of the Registrant. (3)
4.0	Specimen common stock certificate. (3)
10.0	Service Agreement entered into by KIRK telecom A/S and Ole Lysgaard Madsen January 3, 2006, as amended January 31, 2007. (5) **
10.1

Form of Amended and Restated Change of Control and Severance Agreement entered into by SpectraLink Corporation with certain executive officers, including John Elms, John Kelley, Masood Garahi and Leah Maher. (5) **

10.2	Separation Agreement and General Release (6) **
10.3	Change of Control and Severance Agreement entered into by SpectraLink Corporation and Ernest Sampias on May 15, 2006. (5) **
10.4	Form of Indemnification Agreement with directors and executive officers of the Registrant.(3) **
10.5	Stock Restriction Agreement dated September 5, 1995, between SpectraLink and Wellington Trust. (3)
10.6	Form of Consultant Non-Disclosure Agreement used between SpectraLink and consultants.(3) **
10.7	Form of Employee Non-Disclosure Agreement used between SpectraLink and its employees. (3) **
10.8	SpectraLink Corporation 2006 Incentive Compensation Plan. (4) **
10.9	SpectraLink Corporation 2006 Employee Stock Purchase Plan. (4) **
10.10	SpectraLink Corporation 2006 International Employee Stock Purchase Plan. (4) **
10.11	SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements.(7) **
10.12	SpectraLink Corporation Employee Stock Purchase Plan, as amended.(7) **
10.13	SpectraLink Corporation Stock Option Plan, as amended. (3) **
10.14	Form of Incentive Stock Option Agreement under SpectraLink’s Stock Option Plan. (3) **
10.15	Form of Non-Qualified Stock Option Agreement under SpectraLink’s Stock Option Plan. (3) **
10.16	Credit Agreement among SpectraLink Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, and lenders, dated December 9, 2005. (2)
10.17	Waiver and Second Amendment to Credit Agreement among SpectraLink Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, and lenders, dated March 28, 2006. (6)
10.18	Consent and Third Amendment to Credit Agreement among SpectraLink Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, and lenders, dated May 17, 2006. (8)
10.19	Fourth Amendment to Credit Agreement among SpectraLink Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, and lenders, dated June 30, 2006. (8)
10.20	Lease Agreement dated April 15, 2003 between SpectraLink Corporation and 2545 Central, LLC. (9)
10.21	Lease Agreement dated April 15, 2003 between SpectraLink Corporation and Flatiron Industrial Park Company. (9)
10.22	Lease Agreement dated April 15, 2003 between SpectraLink Corporation and Flatiron Industrial Park Company. (9)

10.23	Lease Agreement dated September 30, 2003 between SpectraLink Corporation and 2545 Central, LLC. (10)
10.24	Lease Agreement between SpectraLink Corporation and Longbarrel Property Limited Partnership, dated September 30, 2005. *
10.25	Lease Agreement between SpectraLink International Corporation and Legal and General Assurance Society Limited, dated November 23, 2005. *
21.1	Subsidiaries of the Company. *
23.1	Consent of KPMG LLP *
31.1	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certification by Ernest J. Sampias pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Ernest J. Sampias pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

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

(1)          Incorporated by reference from the Registrant’s Current Report on Form 8-K, dated February 8, 2007.

(2)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K, dated March 16, 2006.

(3)          Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(4)          Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Registration No. 333-132920).

(5)          Incorporated by reference from the Registrant’s Form 14D-9, dated February 20, 2007.

(6)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, dated May 15, 2006.

(7)          Incorporated by reference from the Registrant’s Definitive Proxy Statement for the fiscal year ended December 31, 1999.

(8)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, dated August 9, 2006.

(9)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, dated June 30, 2003.

(10)    Incorporated by reference from the Registrant’s Annual Report on Form 10-K, dated December 31, 2003.

(c) Schedule II - Valuation and qualifying accounts

SpectraLink Corporation and Subsidiaries

Schedule II -Valuation and Qualifying Accounts

(In thousands)

	Balance at beginning of year	Acquired with KIRK(1)	Additions Charged to income	Deductions(2)	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2006	$343	$—	$24	$(161)	$—	$206
December 31, 2005	374	—	18	(49)	—	343
December 31, 2004	341	—	118	(85)	—	374

Allowance for obsolete and unusable inventories
Year ended:
December 31, 2006	$575	$323	$1,751	(1,382)	$52	$1,319
December 31, 2005	720	—	683	(828)	—	575
December 31, 2004	591	—	1,212	(1,083)	—	720

(1)    We acquired a foreign operation on January 3, 2006, KIRK telecom A/S and subsidiaries, for which the Danish Krone is the functional currency.

(2)    Write-offs of uncollectible accounts, claims or obsolete inventories and supplies.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRALINK CORPORATION

By:	/s/ JOHN H. ELMS
John H. Elms,
President and CEO

Date: March 16, 2007

POWER OF ATTORNEY

        By signing this Form 10-K below, I hereby appoint each of John H. Elms and Ernest J. Sampias, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he or she believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN H. ELMS	Principal Executive Officer	March 16, 2007
John H. Elms	and Director

/s/ ERNEST J. SAMPIAS	Principal Financial Officer	March 16, 2007
Ernest J. Sampias	and Principal Accounting Officer

/s/ ANTHONY V. CAROLLO, JR.	Chairman of the Board of Directors	March 16, 2007
Anthony V. Carollo, Jr.

/s/ CARL D. CARMAN	Director	March 16, 2007
Carl D. Carman

/s/ GERALD J. LABER	Director	March 16, 2007
Gerald J. Laber

/s/ WERNER P. SCHMÜCKING	Director	March 16, 2007
Werner P. Schmücking

EXHIBIT INDEX

Exhibit Number	Description
2.0	Agreement and Plan of Merger by and among Polycom, Inc., Spyglass Acquisition Corp. and SpectraLink Corporation (1)
2.1	Stock Purchase Agreement between SpectraLink Corporation and SpectraLink Denmark ApS and each of the stockholders of KIRK telecom A/S.* (2)
2.2	Form of Tender and Voting Agreement by and between each director and executive officer of SpectraLink Corporation. (1)
3.0	Restated Certificate of Incorporation of the Registrant. (4)
3.1	Amended and Restated Bylaws of the Registrant. (3)
4.0	Specimen common stock certificate. (3)
10.0	Service Agreement entered into by KIRK telecom A/S and Ole Lysgaard Madsen January 3, 2006, as amended January 31, 2007. (5) **
10.1

Form of Amended and Restated Change of Control and Severance Agreement entered into by SpectraLink Corporation with certain executive officers, including John Elms, John Kelley, Masood Garahi and Leah Maher. (5) **

10.2	Separation Agreement and General Release (6) **
10.3	Change of Control and Severance Agreement entered into by SpectraLink Corporation and Ernest Sampias on May 15, 2006. (5) **
10.4	Form of Indemnification Agreement with directors and executive officers of the Registrant.(3) **
10.5	Stock Restriction Agreement dated September 5, 1995, between SpectraLink and Wellington Trust. (3)
10.6	Form of Consultant Non-Disclosure Agreement used between SpectraLink and consultants.(3) **
10.7	Form of Employee Non-Disclosure Agreement used between SpectraLink and its employees. (3) **
10.8	SpectraLink Corporation 2006 Incentive Compensation Plan. (4) **
10.9	SpectraLink Corporation 2006 Employee Stock Purchase Plan. (4) **
10.10	SpectraLink Corporation 2006 International Employee Stock Purchase Plan. (4) **
10.11	SpectraLink Corporation 2000 Stock Option Plan, including the Form of Incentive Stock Option and Non-Qualified Stock Option Agreements.(7) **
10.12	SpectraLink Corporation Employee Stock Purchase Plan, as amended.(7) **
10.13	SpectraLink Corporation Stock Option Plan, as amended. (3) **
10.14	Form of Incentive Stock Option Agreement under SpectraLink’s Stock Option Plan. (3) **
10.15	Form of Non-Qualified Stock Option Agreement under SpectraLink’s Stock Option Plan. (3) **
10.16	Credit Agreement among SpectraLink Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, and lenders, dated December 9, 2005. (2)
10.17	Waiver and Second Amendment to Credit Agreement among SpectraLink Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, and lenders, dated March 28, 2006. (6)
10.18	Consent and Third Amendment to Credit Agreement among SpectraLink Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, and lenders, dated May 17, 2006. (8)
10.19	Fourth Amendment to Credit Agreement among SpectraLink Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, and lenders, dated June 30, 2006. (8)
10.20	Lease Agreement dated April 15, 2003 between SpectraLink Corporation and 2545 Central, LLC. (9)
10.21	Lease Agreement dated April 15, 2003 between SpectraLink Corporation and Flatiron Industrial Park Company. (9)
10.22	Lease Agreement dated April 15, 2003 between SpectraLink Corporation and Flatiron Industrial Park Company. (9)
10.23	Lease Agreement dated September 30, 2003 between SpectraLink Corporation and 2545 Central, LLC. (10)
10.24	Lease Agreement between SpectraLink Corporation and Longbarrel Property Limited Partnership, dated September 30, 2005. *
10.25	Lease Agreement between SpectraLink International Corporation and Legal and General Assurance Society Limited, dated November 23, 2005. *
21.1	Subsidiaries of the Company. *
23.1	Consent of KPMG LLP *
31.1	Certification by John H. Elms pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification by Ernest J. Sampias pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification by John H. Elms pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Ernest J. Sampias pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

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

(1)          Incorporated by reference from the Registrant’s Current Report on Form 8-K, dated February 8, 2007.

(2)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K, dated March 16, 2006.

(3)          Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-2696-D).

(4)          Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Registration No. 333-132920).

(5)          Incorporated by reference from the Registrant’s Form 14D-9, dated February 20, 2007.

(6)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, dated May 15, 2006.

(7)          Incorporated by reference from the Registrant’s Definitive Proxy Statement for the fiscal year ended December 31, 1999.

(8)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, dated August 9, 2006.

(9)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, dated June 30, 2003.

(10)    Incorporated by reference from the Registrant’s Annual Report on Form 10-K, dated December 31, 2003.